Form 10-K
period 2019-12-31
Village Farms International, Inc.
filed 2020-04-01
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Canada	98-1007671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700-80th Street

Delta, British Columbia Canada

V4K 3N3

(Address of principal executive offices)

(604) 940-6012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	VFF	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b 2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2019 was $442,067,203.

As of April 1, 2020, the registrant had 56,250,419 common shares outstanding.

i

As used in this report, the terms “Village Farms,” “Village Farms International,” the “Company,” “we,” “us,” “our” and similar references refer to Village Farms International, Inc. and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value. Our financial information is presented in U.S. dollars and all references in this prospectus to “$” means U.S. dollars and all references to “C$” means Canadian dollars.

Beginning with this Annual Report on Form 10-K, Village Farms will be filing reports with the Securities and Exchange Commission as a domestic issuer instead of a foreign private issuer.

This report contains the following trademarks, trade names and service marks of ours: Village Farms®, Delectable TOV®, From Our House To Your Home®, Mini Sensations®, Sinfully Sweet Campari®, Heavenly Villagio Marzano®, BC Grown Logo®, Texas Grown Logo®, Good for the Earth ®, Village Farms Greenhouse Grown ® and Village Fields®. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks that may include, but are not limited to: our limited operating history, including that of our Pure Sunfarms Corp. joint venture for the production of cannabis in Canada (our “Joint Venture”) and our start-up operations of growing hemp in the United States (“VF Hemp”); the legal status of our Joint Venture; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of our Joint Venture to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., our Joint Venture’s ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) (the “Cannabis Act”) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for our Joint Venture; risks related to rules and regulations at the U.S. federal (Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA”)), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

The Company has based these forward-looking statements on factors and assumptions about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. Although the forward-looking statements contained in this report are based upon assumptions that management believes are reasonable based on information currently available to management, there can be no assurance that actual results will be consistent with these forward-looking statements. Forward-looking statements necessarily involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, that may cause the Company’s or the industry’s actual results, performance, achievements, prospects and opportunities in

ii

future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, the factors contained in the Company’s filings with securities regulators, including this Annual Report on Form 10-K. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results.

When relying on forward-looking statements to make decisions, the Company cautions readers not to place undue reliance on these statements, as forward-looking statements involve significant risks and uncertainties and should not be read as guarantees of future results, performance, achievements, prospects and opportunities. The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

iii

PART I.

ITEM 1.	BUSINESS

Business Overview

Through our majority ownership position in our joint venture, the British Columbia-based Pure Sunfarms Corp. (our “Joint Venture” or “Pure Sunfarms”), we have one of the single largest cannabis growing operations in the world. We are also one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada, and we have joint venture operations in hemp and CBD products.

Our Joint Venture leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly emerging cannabis opportunity following legalization of cannabis in Canada. Our Joint Venture is currently one of the largest producers of cannabis in Canada with distribution in three of the provinces. Its long-term objective is to be the leading low cost, high quality cannabis producer in Canada. In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year to national grocers in the U.S. and Canada from more than nine million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia and Texas, as well as from our partner greenhouses in British Columbia, Ontario and Mexico. We are also pursuing opportunities to become a vertically integrated leader in the U.S. hemp-derived CBD market, subject to compliance with all applicable U.S. federal and state laws. We have established two joint ventures, Village Fields Hemp USA, LLC, and Arkansas Valley Green and Gold Hemp LLC, for multi-state outdoor hemp cultivation and CBD extraction and plans to pursue controlled environment hemp production at our Texas greenhouse operations, which total 5.7 million square feet of production area, subject to legalization of hemp in Texas.

Our Canadian Cannabis Joint Venture – Pure Sunfarms Corp.

Joint Venture Corporate History

In June 2017, the Company formed a Canadian joint venture with Emerald Health Therapeutics (“Emerald”) to commence Canadian cannabis operations in anticipation of the adult use cannabis market becoming legal in October 2017. The Company contributed one of its Delta, B.C. greenhouses – called “Delta 3” – to the joint venture in exchange for 50% of the ownership. Emerald contributed C$20 million, which was paid in installments, in exchange for the other 50% ownership in the joint venture. Village Farms also contributed its experienced grower management and Delta 3 workforce to the joint venture and Emerald contributed its existing cultivation license and cannabis expertise. The Company also granted options to the joint venture to lease or own its two remaining Delta greenhouses – Delta 1 and Delta 2.

The Shareholder Agreement, dated June 6, 2017, between Village Farms and Emerald (“Joint Venture Agreement”) stipulates that both companies have similar rights and responsibilities to the Joint Venture. The Joint Venture Agreement stipulates a joint venture board consisting of six board members – three members from Village Farms and three members from Emerald. Thus there is joint control of the Joint Venture and as such the financial results of the Joint Venture are not consolidated with Company’s financial results. The Joint Venture Agreement also provides for other rights such as corporate matters, management of operations, defaults and remedies, distributions, preferential purchase rights, standstill provisions and other ordinary course terms and governance provisions.

During the course of 2019, the two shareholders entered into a dispute over certain provisions in the Joint Venture Agreement and other related matters, including a dispute over an existing supply agreement entered into between Emerald and the Joint Venture in 2018, pertaining to an interpretation of pricing in the supply agreement. The parties entered into a Settlement Agreement dated March 2, 2020 settling all of these matters and resulting in Village Farms owning 57.4% of the Joint Venture on March 6, 2020.

Business of the Joint Venture

During the course of 2017, the Joint Venture, applied for a cultivation license for the Delta 3 facility. In March 2018, Pure Sunfarms received its initial cultivation license for a portion of the Delta 3 facility and expanded its cultivation space via amendments to its cultivation license throughout 2018, culminating with the complete cultivation license for the entire 25 acre facility (1.1 million square feet) in March 2019. Pure Sunfarms commenced cultivation in the spring of 2018, after receiving its initial cultivation license. During 2018, the Joint Venture also hired a chief executive officer as well as adopted a name for the Joint Venture – Pure Sunfarms Corp.

In July 2018, Pure Sunfarms received its wholesale sales license and commenced sales of its production in late September 2018, including sales to Emerald under a supply agreement for up to 40% of the production from Pure Sunfarms. Emerald continued to purchase cannabis from Pure Sunfarms until late June 2019 when it reduced taking its full 40% and eventually ceased purchasing cannabis during the third quarter of 2019. In October 2019, Emerald notified Pure Sunfarms it was disputing its liabilities to Pure Sunfarms under the supply agreement. The dispute was settled pursuant to the Settlement Agreement dated March 2, 2020 and the supply agreement was cancelled as part of the dispute.

Pure Sunfarms received an amendment to its sales license in September 2019 allowing it to commence sales to Provincial boards. As of the date of this filing, Pure Sunfarms is directly selling three provincial boards – Ontario, British Columbia and most recently Alberta.

In March 2019, Pure Sunfarms exercised its option on the Delta 2 facility. The Company contributed the facility to the joint venture in exchange for additional shares in Pure Sunfarms and Emerald contributed C$2.5 million and entered into an escrow agreement for an additional C$22.5 million in exchange for additional shares in the joint venture – subject to payments under the escrow agreement. All the escrow payments were made by Emerald but for the November 2019 payment of C$5.9 million. The Company pursuant to its interpretation of the Joint Venture Agreement made the escrow payment to Pure Sunfarms but Emerald disputed the Company’s ability to do so. The Company in turn exercised its right to request for an arbitration to hear the dispute. In January 2020, the Company received its escrow payment back while continuing the arbitration process. Subsequently, on March 2, 2020, the matter was settled and pursuant to all of the terms of the settlement agreement – the Company’s effective ownership of the joint venture was 53.5% on November 19, 2019 and effective on March 6, 2020, the Company’s ownership in the Joint Venture was 57.4%.

Pure Sunfarms produced approximately 50,000 kgs of cannabis in 2019 noting that the entire Delta 3 facility was not fully licensed for the entire 2019 calendar year. We expect the Delta 3 facility will generate in excess of 75,000 kgs of cannabis on an annual basis in a normal calendar year basis. For the first nine months of 2019, Pure Sunfarms was predominately a wholesale supplier to other licensed producers including Emerald. As noted, in September 2019 Pure Sunfarms received its provincial sales license and commenced sales to the Ontario Cannabis Store (OSC) and British Columbia Liquor Distribution Branch (BCLDB) in late September 2019. In the fourth quarter almost all of Pure Sunfarms sales were to the OSC and BCLDB as due to the over supply situation very few licensed producers were buying wholesale dried flower. Pure Sunfarms has continued expansion of its direct to provincial sales (retail sales) in early 2020 and is now the top selling brand in Ontario based on weekly point of sales data.

The retail channel, or adult use channel, is very competitive and is currently experiencing an oversupply situation as there licensed producers are producing more cannabis than the current legal adult use market is purchasing, this is a function of too many licensed producers, as well as a slow roll out of adult use licensed retail stores in the provinces such as Ontario, Quebec and British Columbia. Over the course of 2020 and 2021, we expect the number of adult use retail stores to expand especially in Ontario, Quebec and British Columbia (subject to the ongoing and developing COVID-19 pandemic) and a significant number of the licensed producers to go out of business or be consolidated into existing licensed producers who will reduce the number of cultivation facilities.

To date Pure Sunfarms is the low-cost high-quality producer in the Canadian market and its low-cost structure, primarily driven be economies of scale and large-scale greenhouse experience, that most of the other licensed producers do not have, will continue. Our cost structure will allow us to continue to pick up incremental market share as we go to market at a lower price than other licensed producers can sustain. Due to the Health Canada marketing, branding and packaging rules it is very hard to distinguish one’s products anywhere but in store, which places more emphasis on price and quality.

Canadian Cannabis Industry Overview

Legal History of Medical Cannabis in Canada

Prior to October 17, 2018, the production, distribution, and use of cannabis for medical use was and had been legal in Canada since 2001, first under the federal Medical Marihuana Access Regulations, which established a legal regime for the licensing of cannabis producers and the sale of dried cannabis to registered patients pursuant to a medical document provided by a health care practitioner. The Medical Marihuana Access Regulations were later replaced with the Marihuana for Medical Purposes Regulations (“MMPR”), and then the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) as a result of a decision by the Federal Court of Canada (the “Federal Court”) in Allard v. Canada. The Federal Court held that requiring individuals to obtain cannabis only from federally licensed cannabis producers (“License Holders”) violated liberty and security rights protected by section 7 of the Canadian Charter of Rights and Freedoms. The Federal Court found that individuals who require cannabis for medical purposes did not have “reasonable access” under the MMPR regime. Accordingly, the ACMPR contemplated both access to medical cannabis through a License Holder or through personal production exemptions, thereby giving patients reasonable access to, and choice of, cannabis product. The ACMPR provided three possible alternatives for individuals to access cannabis for medical purposes:

•	they can continue to access quality-controlled cannabis by registering with federal License Holders;

•	they can register with Health Canada to produce a limited amount of cannabis for their own medical purposes (starting materials must be obtained from a License Holder); or

•	they can designate someone else who is registered with Health Canada to produce cannabis on their behalf (starting materials must be obtained from a License Holder).

Current Applicable Regulatory Regime

On October 17, 2018, the federal Cannabis Act and accompanying Regulations, including the Cannabis Regulations, the new Industrial Hemp Regulations (“IHR”) (together with the Cannabis Regulations, collectively, the “Regulations”), came into force, legalizing the production, distribution and sale of cannabis for adult non-medicinal (i.e. recreational) purposes, as well as incorporating the existing medical cannabis regulatory scheme under one complete framework.

On October 17, 2019, the Cannabis Regulations were amended to expand the legally permitted categories of cannabis products and support the production and sale of edible cannabis, cannabis extracts and cannabis topicals. The amendments, among other things, outline the rules relating to packaging, labelling and advertising, shelf-stability, cannabinoid concentration levels, restrictions on ingredients, and production and sanitation standards for edible cannabis, cannabis extracts and cannabis topical products. December 16, 2019 was the earliest date that the new classes of cannabis products could be available for sale. Edible cannabis, as well as extracts and topicals, are all now available for sale in the legalized recreational market in Canada.

Pursuant to the federal regulatory framework in Canada, each province and territory may adopt its own laws governing the distribution, sale and consumption of cannabis and cannabis accessories within the province or territory. All Canadian provinces and territories have implemented mechanisms for the distribution and sale of cannabis for recreational purposes within those jurisdictions, and retail models vary between jurisdictions.

The Cannabis Act maintains separate access to cannabis for medical purposes, including providing that import and export licences and permits will only be issued in respect of cannabis for medical or scientific purposes or in respect of industrial hemp. Part 14 of the Cannabis Regulations sets out the regime for medical cannabis following legalization, which is substantively the same as the ACMPR with adjustments to create consistency with rules for non-medical use, improve patient access, and reduce the risk of abuse within the medical access system. Patients who have the authorization of their healthcare provider continue to have access to cannabis, either purchased directly from a federal License Holder authorized to sell for medical purposes, or by registering to produce a limited amount of cannabis for their own medical purposes, or designating someone to produce cannabis for them.

Adult Use Cannabis

The Company intends to participate in the Canadian adult use market for cannabis in compliance with all applicable federal and provincial laws and regulations concerning the Canadian adult use cannabis market. The Cannabis Act and the Cannabis Regulations provide a licensing scheme for the production, importation, exportation, testing, packaging, labelling, sending, delivery, transportation, sale, possession and disposal of cannabis for non-medicinal use (i.e., adult recreational use). Transitional provisions of the Cannabis Act provide that every licence issued under the ACMPR that is in force immediately before the day on which the Cannabis Act comes into force is deemed to be a licence issued under the Cannabis Act, and that such licence will continue in force until it is revoked or expires.

Below are additional highlights of the Cannabis Act:

•	Places restrictions on the amount of cannabis that individuals can possess and distribute, and on public consumption and use, and prohibits the sale of cannabis unless authorized by the Cannabis Act.

•

Permits individuals who are 18 years of age or older to cultivate, propagate, and harvest up to and including four cannabis plants in their dwelling-house, propagated from a seed or plant material authorized by the Cannabis Act.

•

Restricts (but does not strictly prohibit) the promotion and display of cannabis, cannabis accessories and services related to cannabinoids to consumers, including restrictions on branding and a prohibition on false or misleading promotion and on sponsorships.

•	Permits the informational promotion of cannabis by entities licensed to produce, sell or distribute cannabis in specified circumstances to individuals 18 years and older.

•	Introduces packaging and labelling requirements for cannabis and cannabis accessories and prohibits the sale of cannabis or cannabis accessories that could be appealing to young persons.

•	Provides the designated minister with the power to recall any cannabis or class of cannabis on reasonable grounds that such a recall is necessary to protect public health or public safety.

•	Establishes a national cannabis tracking system to monitor the movement of cannabis from where it is grown, to where it is processed, to where it is sold.

•	Provides powers to inspectors for the purpose of administering and enforcing the Cannabis Act and a system for administrative monetary penalties.

Licenses, Permits and Authorizations

The Cannabis Regulations establish the following classes of licenses:

•	license for cultivation;

•	license for processing;

•	license for analytical testing;

•	license for sale;

•	license for research; and

•	a cannabis drug license.

The Cannabis Regulations also create subclasses for cultivation licenses (standard cultivation, micro-cultivation and nursery) and processing licenses (standard processing and micro-processing). Different licenses and each sub-class therein, carry differing rules and requirements that are intended to be proportional to the public health and safety risks posed by each license category and each sub-class. Licenses that were issued under the ACMPR are deemed to be licenses issued under the Cannabis Act. Licenses issued under the Cannabis Act have associated expiry dates and are subject to renewal requirements.

Security Clearances

Certain individuals associated with cannabis licensees, including individuals occupying “key positions”, directors, officers, individuals who exercise, or are in a position to exercise, direct control over the corporate licensee, and other individuals identified by the Minister of Health (the “Minister”), must hold a valid security clearance issued by the Minister. Under the Cannabis Regulations, the Minister may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption or violent offences. This was largely the approach in place under the ACMPR and other related regulations governing the licensed production of cannabis for medical purposes. Individuals having a history of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not precluded from participating in the legal cannabis industry, however, grant of security clearance to such individuals is at the discretion of the Minister and such applications are reviewed on a case-by-case basis.

Cannabis Tracking System

Under the Cannabis Act, the Minister is authorized to establish and maintain a national cannabis tracking system. The purpose of this system is to track cannabis throughout the supply chain, to help prevent cannabis from being diverted to an illicit market or activity and to help prevent illicit cannabis from being a source of supply of cannabis in the legal market. Pursuant to the Ministry of Health’s Cannabis Tracking System Order (the “Order”), a holder of a federal license for cultivation, a license for processing or a license for sale for medical purposes that authorizes the possession of cannabis must report monthly to the Minister with specific information about their authorized activities with cannabis (e.g. cannabis inventory quantities), in the form and manner specified by the Minister. The Order also provides for monthly reporting by provincial bodies and provincially authorized private retailers of certain information in the form and manner specified by the Minister.

Cannabis Products

The Cannabis Regulations set out the requirements for cannabis products that are permitted for sale at the retail level, including the limit on THC content, permitted ingredients, limit on pest control product residues, as well as microbial and chemical contaminants. As of October 17, 2019, the Cannabis Act and Cannabis Regulations permit the sale of the following classes of products: dried cannabis, cannabis oil, fresh cannabis, cannabis plants, cannabis plant seeds, as well as cannabis edibles, cannabis extracts and cannabis topicals.

Packaging and Labeling

The Cannabis Regulations set out strict requirements pertaining to the packaging and labelling of cannabis products. These requirements are intended to promote informed consumer choice and safe consumption and allow for the safe handling and transportation of cannabis, while also reducing the appeal of cannabis to youth.

The Cannabis Regulations require all cannabis products to be packaged in a manner that is tamper-proof and child-resistant. Strict limitations are also imposed on the use of colors, graphics, and other special characteristics of packaging. For example, all-over package coverings must be clear, and the interior surface and exterior surface of any container in which a cannabis product is packaged must be one uniform color. Cannabis package labels must include specific information, such as (i) product source information, including brand name, the class of cannabis and the name, phone number and email of the licensed processor or cultivator, (ii) mandatory warnings, including rotating health warning messages on Health Canada’s list of standard health warnings; (iii) the Health Canada standardized cannabis symbol; and (iv) information specifying THC and CBD content.

A cannabis product’s brand name may only be displayed once on the principal display panel or, if there are separate principal display panels for English and French, only once on each principal display panel. It can be in any font style and any size, so long as it is equal to or smaller than the health warning message. The font must not be in metallic or fluorescent color. In addition to the brand name, only one other brand element can be displayed. Such brand element must meet the same requirements noted above as the brand name, and if an image, it must be in a size equal to or smaller than the surface area of the standardized cannabis symbol.

Health Products Containing Cannabis

Health Canada is taking a scientific, evidenced-based approach for the oversight of health products with cannabis that may be approved with health claims, including prescription and non-prescription drugs, veterinary drugs and medical devices. Under the current regulatory framework, health products are subject to the Food and Drugs Act (Canada) and its regulations, and may be additionally regulated by the Cannabis Act and the Cannabis Regulations. For many of these products, pre-market approval from Health Canada is required.

Provincial and Territorial Regulatory Framework for Recreational Cannabis

While the Cannabis Act provides for the regulation of the commercial production of cannabis and related matters by the federal government, the Cannabis Act provides the provinces and territories of Canada with authority to adopt their own laws governing the distribution, sale and consumption of cannabis and cannabis accessory products within the province or territory, permitting for example, provincial and territorial governments to set lower possession limits for individuals and higher age requirements. Currently, each of the Canadian provincial and territorial jurisdictions has established the minimum age for cannabis use to be 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18 respectively.

The provinces and territories are responsible for the establishment of a retail distribution system for adult use cannabis in their respective jurisdictions. All Canadian provinces and territories have implemented mechanisms for the distribution and sale of cannabis for recreational purposes within those jurisdictions, and retail models vary between jurisdictions. Provincial/territorial bodies act as intermediaries between entities licensed federally under the Cannabis Act and consumers, such bodies acting in some jurisdictions as exclusive cannabis wholesalers and distributors, and in some instances such bodies acting as exclusive retailers. The laws continue to evolve, and differences in provincial and territorial regulatory frameworks could result in, among other things, increased compliance costs, and increased supply costs.

Municipal and regional governments may choose to impose additional requirements and regulations on the sale of recreational cannabis, adding further uncertainty and risk to the company’s business. Municipal by-laws may restrict the number of recreational cannabis retail outlets that are permitted in a certain geographical area or restrict the geographical locations wherein such retail outlets may be opened.

There is no assurance that the provincial, territorial, regional and municipal regulatory frameworks and distribution models will remain unchanged, or that the Company will be able to navigate such changes in the regulatory frameworks and distribution models or conduct its intended business thereunder. See: “Risk Factors”.

Ontario: Pursuant to the Cannabis Control Act, 2017 (Ontario), the distribution and retail sale of recreational cannabis is currently conducted through the Ontario Cannabis Retail Corporation (“OCRC”), a subsidiary of the Liquor Control Board of Ontario. Recreational cannabis has been sold on-line through the OCRC-operated Ontario Cannabis Store (“OCS”) platform, as of October 17, 2018.

On October 17, 2018, the Cannabis License Act, 2018 (Ontario) became law and other legislation, including the Cannabis Control Act, 2017, the Ontario Cannabis Retail Corporation Act, 2017 and the Liquor Control Act were amended to create a private retail framework for the sale of recreational cannabis in Ontario. As of April 1, 2019, recreational cannabis has been available for sale by private retailers that operate brick-and-mortar stores licensed by the Alcohol and Gaming Commission of Ontario (“AGCO”).

The recreational cannabis retail regulatory regime in Ontario has the following requirements and features:

•

Private retailers are required to obtain both a retail operator license and a retail store authorization. Retail store authorizations are only to be issued to persons holding a retail operator license. Separate retail store authorizations are to be required for each cannabis retail store, but a licensed retail operator may hold more than one retail store authorization and operate multiple stores. Private retailers are not permitted to sell cannabis online, but may only sell cannabis in person at an authorized retail store.

•

The AGCO is the government entity responsible for issuing retail store authorizations for privately run recreational cannabis stores. Until December 13, 2019, a temporary cap of 25 retail store authorizations was imposed while cannabis supply stabilizes. On July 3, 2019, the Government of Ontario announced its plans for a second allocation of 50 additional cannabis retail store authorizations. The AGCO held a lottery draw for the allocation of 42 retail store authorizations. A separate process governed the allocation of eight retail store authorizations for those who wish to operate a store on a First Nations reserve. On March 2, 2020, the restrictions on the total number of store authorizations permitted in Ontario, and their regional distribution, will be revoked. The AGCO will begin accepting applications for retail store authorizations from all interested applicants.

•	Retail store operators are only permitted to purchase cannabis from the OCRC, which may set a minimum price for cannabis or classes of cannabis.

•

Every authorized cannabis retail store in Ontario must have a licensed retail manager. Individual who supervises employees, oversees cannabis sales, manages compliance or has signing authority to purchase cannabis, enters into contracts or hires employees is required to have a cannabis retail manager license.

•

Federal License Holders (and their affiliates) are limited to operating one retail cannabis store in the province, which must be located at the site listed on such producer’s federal license. A broad definition of affiliate is included in the regulations. An affiliate relationship exists if a corporation beneficially owns or controls voting shares, or securities that may be converted to voting shares, constituting more than 25% of voting rights. If a person, or group acting together, holds 50% voting control for the election of directors or market share of the corporation, they are considered affiliates. Additionally, an affiliate relationship may be established through involvement in a trust, partnership or joint venture, among others. The definition of affiliate may have the effect of restricting the ability of federal License Holders from effectively entering into the consumer retail market in Ontario.

•	Federal License Holders are prohibited from providing any material inducement to cannabis retailers for the purpose of increasing the sale of a particular type of cannabis.

•

Municipalities and reserve band councils were permitted to opt out of the retail cannabis market by resolution. Municipalities had until January 22, 2019 to pass such by-laws, and several municipalities have formally opted-out of the retail market. Municipalities that opted out can later lift the prohibition on retail cannabis stores by subsequent resolution, which cannot be reversed at a later date. Municipalities may not pass bylaws providing for a further system of licensing over the retail sale of cannabis.

Manitoba: The Government of Manitoba has implemented a ‘‘hybrid model’’ for cannabis distribution, whereby supply is secured and tracked by the Manitoba Liquor and Lotteries Corp.; however, licensed private retail stores are also permitted to sell recreational cannabis.

Alberta: The Government of Alberta has implemented a cannabis framework providing for the purchase of cannabis products from private retailers that receive their products from a government-regulated distributor, the Alberta Gaming and Liquor Commission, similar to the distribution system currently in place for alcohol in the province. Only licensed retail outlets are permitted to sell cannabis with online sales run by the Alberta Gaming and Liquor Commission.

New Brunswick: All recreational cannabis is managed and sold through a network of tightly-controlled, stand-alone “Cannabis NB” stores managed by the Cannabis Management Corporation, a subsidiary of New Brunswick Liquor Corporation and is available for sale online through the Cannabis NB platform.

Quebec: All recreational cannabis is managed and sold by Société québécoise du cannabis (the “SQDC”) outlets and is available for sale online, the entire process controlled by the SQDC.

Newfoundland and Labrador: Recreational cannabis is sold through private stores, with the crown-owned liquor corporation, the Newfoundland and Labrador Liquor Corp. (the “NLC”), issuing private retailer licenses and overseeing the distribution to private sellers who may sell to consumers. The NLC also controls the possession, sale and delivery of cannabis, and sets prices. NLC is also the online retailer, although licenses may later be issued to private interests.

Yukon: Yukon had initially limited the distribution and sale of recreational cannabis to government outlets and government-run online stores, but has since opened up its retail market to permit licensed private retailers in the territory. Cannabis retail licenses are issued by the Cannabis Licensing Board. Authorized retailers must purchase cannabis from the Yukon Liquor Corporation, acting as the wholesaler and distributor in the territory.

Northwest Territories: The Northwest Territories Liquor Commission controls the importation and distribution of cannabis, whether through retail outlets or by mail order service run by the commission. Communities in the Northwest Territories are able to hold a plebiscite to prohibit cannabis, similar to the options currently available to restrict alcohol.

British Columbia: Recreational cannabis is sold through both public and licensed privately operated stores, with the provincial Liquor and Cannabis Regulation Branch handling wholesale distribution.

Saskatchewan: The Government of Saskatchewan implemented a framework in which both wholesale and retail recreational cannabis are conducted by the private sector and regulated by the Saskatchewan Liquor and Gaming Authority (“SLGA”). A number of retail permits have been issued to private stores. Beginning in April 2020, SLGA will accept applications for cannabis retail permits in Saskatchewan communities with populations less than 2,500. In September 2020, SLGA will begin accepting permit applications for stores in all communities in the province. SLGA is currently accepting applications for wholesale cannabis permits as well as federally licensed producer registrations. Permitted wholesalers can sell to permitted retailers and other permitted wholesalers but not to the general public. Wholesale operations must be physically located within Saskatchewan and product can only be sold and distributed within Saskatchewan. Further, only federally licensed producers registered with SLGA will be allowed to sell into the Saskatchewan market.

Nova Scotia: The Nova Scotia Liquor Corporation is responsible for the regulation of cannabis in the province, and recreational cannabis is only sold publicly through government-operated storefronts and online sales.

Prince Edward Island: Similar to Nova Scotia, Prince Edward Island requires cannabis to be sold publicly, through government stores and online, overseen by the Prince Edward Island Cannabis Management Corporation.

Nunavut: Nunavut allows for the sale of cannabis through both public and private retail and online. In Nunavut, a person can submit an application with the Nunavut Liquor and Cannabis Commission for a license to operate a cannabis store, remote sales store, or cannabis lounge.

Several of the provinces and territories have been actively working to secure supply agreements from existing federal License Holders. The Joint Venture has entered into supply agreements with the Ontario Cannabis Store (OCS), British Columbia Liquor Distribution Branch (BCLDB) and Alberta Gaming, Liquor and Cannabis Commission (AGLC) and is in discussions with several other provinces with respect to entering supply agreements.

Industrial Hemp

The new IHR under the Cannabis Act replaced the previous Industrial Hemp Regulations under the Controlled Drugs and Substances Act (“CDSA”) as of October 17, 2018. The regulatory scheme for industrial hemp production largely remains the same, however the IHR permits the sale of hemp plants to licensed cannabis producers, and licensing requirements under the new IHR are softened in accordance with the lower risk posed by industrial hemp. The IHR defines industrial hemp as a cannabis plant, or any part of that plant, in which the concentration of THC is 0.3 % w/w or less in the flowering heads and leads.

Our Greenhouse Produce Business

The Company commenced its produce operations in 1989. It operates produce operations under both its US subsidiary – Village Farms L.P. and its Canadian subsidiary – Village Farms Canada Limited Partnership. The Company owns and operates four greenhouse facilities in west Texas and one produce greenhouse in Delta, British Columbia. The Company also represents third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 37% of the Company’s 2019 revenues.

The Company primarily grows tomatoes at its own facilities and approximately 88% of its 2019 produce sales were tomatoes, 6% peppers, 5% cucumbers and 1% mini-cukes, the percentages were similar in calendar year 2018. The Company sells produce predominantly to retailers in the United States and Canada. For both 2019 and 2018 roughly 83% of the Company’s sales were in the United States with two customers comprising more than 10% of total produce sales. Retail direct sales were roughly 78% of total produce sales for both 2019 and 2018, with the balance to wholesale customers who service small retailers or other markets such as food service.

While the Company grows in greenhouses as does its supply partners, the winter production of produce is always lower in the winter months as compared to the summer months. As such, the produce business has seasonality to its produce sales. Historically, the Company has had higher sales in its second and third quarters and lower sales, due to lower volumes, in the first and fourth quarters.

The produce business is very competitive and while the Company has some primary large commercial competitors, there is an abundance of growers as shown the Greenhouse Vegetable Industry Overview, which has created an oversupplied market resulting in our retail customers continually pressing for price reduction. Due to the perishable nature of the produce business pricing is very sensitive to the daily demand versus supply in each produce category, with the Company’s primary category being tomatoes. The Company tries to combat the commoditization of the tomato category by offering unique tomatoes such as the Heavenly Villagio Marzano® and Sinfully Sweet Campari® as a means of distinguishing Village Farms to it retail customers but the large tomato varieties such as tomatoes on the vine (“TOVs”) and Beefsteak are still a predominant part of Company and industry sales. The produce business has limited trademark or brand loyalty.

Greenhouse Vegetable Industry Overview

(A) The North American Industry

The greenhouse vegetable industry in North America has experienced rapid growth over the past 20 years, particularly in the western regions of the United States, southwest British Columbia and southern Ontario in Canada, and concentrated areas in Mexico.

Mexico is the largest producer of greenhouse tomatoes, accounting for 57% of North American greenhouse vegetable sales, followed by Canada and the United States. Based on figures from 2016, greenhouse tomatoes accounted for over 45% tomato volume sold at retail stores in the United States. It is estimated that retail sales represent over 50% of the total fresh tomato market, including both field and hothouse grown. The balance of fresh tomato sales are to the food service industry, which is primarily serviced by field tomato producers.

The following table illustrates estimated greenhouse tomato area and production for the U.S., Mexico and Canada in 2016 (the most recent date for which this information is available):

Item	United States	Canada	Mexico[1]	Total North America
Greenhouse tomato production (millions of pounds)	645	609	2,400	4,312
Greenhouse tomato area (hectares)	680	591	14,000	15,271
Conversion: 1 hectare = 2.471 acres

[1]	The figures for Mexico include all protected crop most of which is a shadehouse rather than a greenhouse and is based on management estimates.

Sources: The State of the N. American Hothouse Vegetable Industry, by Dr. Roberta Cook, March 2018; Greenhouse Consultants; and Perishables Group Freshfact, Nielsen Business Media, Inc.

(B) Greenhouse Industry — United States

The majority of greenhouse vegetable producers in the United States are located in the southwestern and western states, where the growing conditions are more ideal for winter growing operations and in some areas year-round production. New greenhouse facilities have recently been completed in the United States and more are planned. These facilities will have lights to allow them to produce in the winter months. Producing in the winter months is advantageous as produce prices are generally higher, although with increasing Mexican production, seasonal fluctuations are decreasing. The majority of greenhouse tomatoes produced in the United States are used for domestic consumption. In addition, the United States imports a significant portion of its supply of greenhouse tomatoes from Canada and Mexico to meet domestic demand, it is estimated that Mexican greenhouse vegetables comprise between 50 to 60% of consumption in the United States. Producers in the United States benefit from high yields, consistent product quality, year-round supply and closer proximity to its customers.

(C) Greenhouse Industry — Canada

Among the North American greenhouse vegetable producers, Canada is the largest supplier from April to October of each year. Several factors, including climatic advantages (cooler summer temperatures) and the proximity of greenhouse producers to consumer markets, contribute to Canada’s favorable positioning relative to the United States during that time period. The primary markets for greenhouse produce grown in British Columbia include the west and northwest regions of the United States, as well as western Canada, while the primary markets for Ontario produce include the east and central regions of the United States, as well as eastern Canada.

The strengths of the Canadian greenhouse vegetable industry include its high yields and consistent product quality. The main weakness of the Canadian greenhouse industry relates to its lack of production during the historically higher priced winter months. However, because of the high volume of tomatoes produced in Canada during the April to October growing season, profits generated during this time period generally are sufficient to sustain producers through the full year.

(D) Greenhouse Industry — Mexico

Although Mexico was the last to enter the greenhouse tomato industry in North America, it has more greenhouse tomato acreage than the United States and Canada combined. It should be noted there is no formal definition of a “greenhouse” and a significant portion of the greenhouse acreage in Mexico is very low-tech, employing shade field structures. The product from the shade facilities is in some instances marketed as greenhouse-grown, which until the recent update on the Suspension Agreement between the United States and Mexico (as described above) was not in violation of any regulations, but for the State of California regulations, which has a definition of greenhouse for produce sold within the state. Average yields and product quality in Mexico are comparatively low, as compared to U.S. and Canadian greenhouse operations. Currently, Mexican producers tend to grow a majority of their production during the fall, winter and spring seasons as they have sufficient light levels to grow and cooler temperatures during these months, although the trend towards more sophisticated greenhouses is permitting a longer growing season, as well as increased yields.

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing.

Pricing

Prices for vegetables fluctuate depending upon availability of supply and consumer demand. Greenhouse vegetable producers typically command a higher price for their products compared to field producers, as a result of the vegetables’ consistent quality, taste, appearance and year-round availability. This higher price, combined with higher production yields for greenhouse produce, typically offset the higher costs associated with greenhouse production relative to field production. Production costs for greenhouse grown produce are generally higher due to greater energy, labor, infrastructure, technological requirements and more intense crop yields per acre. As the fresh produce market share of big box retailers increases, pricing is moving towards more contract pricing for six, nine or even twelve-month periods reducing some of the traditional seasonal pricing. Contract pricing does not provide volume guarantees. Average pricing over the last five years has continued to decrease in large part due to the increasing supply of greenhouse tomatoes.

Our U.S. Hemp Business

The Company entered the U.S. Hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. As the Company was not experienced in outdoor field growing it created two U.S. based joint ventures – Village Fields Hemp, Inc. (“VFH”), in which it owns 65% and Arkansas Valley Green and Gold Hemp (“AVGGH”), in which it owns 60%, with 5% owned by VFH. The remaining interests in both U.S. hemp joint ventures were partners who had experience in outdoor growing of hemp (VFH) and cannabis (AVGGH). Additionally, the Company commenced conversion of a portion of one of its Texas greenhouse facilities in anticipation of the State of Texas approving hemp cultivation within the state of Texas, which occurred in June 2019.

The initial crop results from VFH were encouraging. VFH contracted with over 50 independent farmers to grow hemp on a results basis producing over 800,000 pounds of hemp biomass. AVGGH lost is crop after harvesting its initial crop in October 2019 to a windstorm, as hemp grown in Colorado is dried in the field.

During the Company’s hemp joint venture’s cultivation activities, the FDA announced that CBD – the primary reason for growing hemp – was a deemed to be a ‘medicine’ and as such would require further science-based studies on its safety. As such, the FDA has concluded that for the time being CBD can not be added to foods or beverages unless the product is specifically approved by the FDA, which is an expensive and time-consuming process. Subsequent to the VFH harvest, primarily due to the FDA’s position on the safe consumption of CBD – sales of hemp biomass have been very slow. The result being our U.S. Hemp business is in a holding pattern at this time and is limiting its activities to selling the VFH biomass. The Company has applied for Texas hemp license for one of its Texas locations, in March 2020, in the instance the FDA adjusts its position on CBD, so the Company could commence hemp operations quickly if a sufficient market demand for CBD products.

United States Hemp Industry Overview

In December 2018, the passage of the 2018 Farm Bill removed hemp from the schedule of federally controlled substances, including products made with derivative extracts such as cannabinoid, or CBD, oil. Hemp is defined as cannabis plants and their derivatives containing not more than 0.3% THC. Specifically, the Farm Bill allows the transfer of hemp-derived products across state lines for commercial or for other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Although hemp has been removed from the schedule of federally controlled substances, each state that treats cannabis as a controlled substance will determine whether to legalize hemp to allow farming and extraction in that state. Under the 2018 Farm Bill, states that have legalized hemp and choose to license and regulate it must devise a regulatory plan and submit it to the Secretary of the U.S. Department of Agriculture (“USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program.

In June 2019, Texas adopted a law authorizing the production and sale of hemp (as defined in the 2018 Farm Bill). In December 2019, the Texas Department of Agriculture submitted a plan to regulate and license hemp production to the USDA, which the USDA approved in January 2020. The Texas Department of Agriculture published proposed rules to administer its hemp plan in January 2020. Those rules have not yet been adopted, however, so hemp production remains illegal in Texas. The Texas Department of Agriculture has announced that it anticipates opening the hemp permit application process “in early 2020.”

Intellectual Property

We own and have registered many trademarks and service marks in the United States as well as some in Canada and other jurisdictions. The following is a list of the key trademarks registered in the United States, our primary distribution market for produce and CBD products: Village Farms®, Delectable TOV®, From Our House To Your Home®, Sinfully Sweet Campari®, Heavenly Villagio Marzano®, BC Grown Logo®, Texas Grown Logo®, Good for the Earth ®, Village Farms Greenhouse Grown ® and Village Fields®.

Employees

We have approximately 1,000 employees and contract workers, the majority of whom are employed in our greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe we enjoy a good working relationship with our employees.

The Joint Venture has approximately 400 employees and contract workers, the majority of whom are employed in its greenhouse operations. None of its employees are covered by a collective bargaining agreement. We believe the Joint Venture enjoys a good working relationship with its employees.

Corporate Information

Village Farms is a publicly traded company incorporated pursuant to the Canada Business Corporations Act (“CBCA”) in 2003. Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3 (telephone: 604-940-6012).

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available free of charge at our website, www.villagefarms.com, all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K, and the reference to our website in this Annual Report on Form 10-K is an inactive textual reference only.

Prior to December 31, 2019, Village Farms was a foreign private issuer, and in compliance with SEC regulations, filed its interim financial statements on Form 6-K, and its Annual Report on Form F-40. These reports are made available on our website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. We are also a reporting issuer under the securities laws of the Province of British Columbia in Canada.

ITEM 1A.	RISK FACTORS

Any of the risks and uncertainties described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our Common Shares to decline. In particular, we caution you that we may face substantial risks and uncertainties due to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also impair our business operations or financial condition.

Risks Related to Our Business

We may be unable to attain profitability.

Our ability to generate net earnings and become profitable is based, in part, on our ability to manage our tomato production at a low-cost structure to reestablish our produce EBITDA margins. These margins are dependent upon our ability to continue to profitably sell our products and to be the supplier of choice to our customers. The failure to execute on our low-cost produce structure at favorable margins or an increase in cost of goods or operating costs could have a material adverse effect on the financial condition, results of operations, and cash available.

A principal objective of ours is to pursue operational efficiencies. Profitability depends in significant measure on its ability to, among other things, successfully manage, identify and implement operational efficiencies. There can be no assurance that we will be successful in managing our cost control and productivity improvement measures. In addition, a failure to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes could have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic and any resulting recession or economic slowdown (particularly in Canada and/or in the United States) could reduce our productive capacity, labor availability (see “—Our operations are dependent on labor availability” below) and operations generally, may reduce demand for our products (see “—Our Joint Venture may be affected by cannabis supply and demand fluctuations” below) and could overall affect our ability to achieve profitability. In addition, any significant disruption of global financial markets, reducing our ability to access capital or our credit facilities, could negatively affect our liquidity. Any of the foregoing effects from the COVID-19 pandemic could materially adversely affect our business, prospects and future results of operations, and the value of our Common Shares.

We may need additional financing to further develop our business.

The continued operational and development of our business will likely require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. In March 2020, we raised C$11.5 million through an equity offering of 3,593,750 of our Common Shares; however, we may require additional equity financing which may have a dilutive effect, and may not be achievable due to market conditions (including as a result of the COVID-19 pandemic) or other reasons . The failure to raise such capital could result in the delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

In addition, we are subject to fluctuations in our working capital on a month to month basis, and as a result, we are dependent on access to financing under our Term Loan with Farm Credit Canada (“FCC”) and an Operating Loan with Bank of Montreal (“BMO”) together referred to herein as our “Credit Facilities”. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. We are currently not in compliance with the covenants of our Term Loan and obtained a waiver from FCC for our financial covenants until June 30, 2020. There can be no assurance that this waiver will continue to remain in place. Management is currently in discussions to amend or enter into a new Term Loan with FCC in the second quarter of 2020 and can give no assurance that we will be successful in our negotiations, or that the amended term facility (if any) will be on terms that are favorable to us. Accordingly, there can be no assurance that we will continue to have access to appropriate credit facilities on reasonable terms and conditions, if at all. An inability to draw down upon our Credit Facilities, or to amend or replace the Credit Facilities on favorable terms (or at all), could have a material adverse effect on our business, financial condition and results of operations.

There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. Our ability to continue as a going concern is contingent upon, among other factors, obtaining additional financing. We cannot provide any assurance that we will be able to raise additional capital.

We are dependent on the success of our Joint Venture, which has a limited operating history in the cannabis industry.

Our Joint Venture, which represented a material portion of our net income for the year ended December 31, 2019, has a limited operating history. Our Joint Venture is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of significant revenues. In addition, we have incurred and anticipate that we will continue to incur substantial expenses relating to the development and initial operations of our Joint Venture. The payment and amount of any future dividends and shareholder loan repayments to us from our Joint Venture will depend upon, among other things, its available cash flows, after taking into account its operating and capital requirements. There is no assurance that we will be successful in achieving a return on our Joint Venture and the likelihood of success must be considered in light of the early stage of its operations.

Our Joint Venture may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, regulatory impediments, unforeseen difficulties, complications and delays, the other risks described in these “Risk Factors” and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. Because of the numerous risks and uncertainties associated with producing and selling cannabis and cannabis-derived products, we are unable to accurately forecast operating results to predict when, or if, we will be able to sustain our profitability. If our Joint Venture is unable to sustain profitability, the market price of our Common Shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

The ability of our Joint Venture to grow will depend on a number of factors, many of which are beyond our control, including, but not limited to, the number of licensed retail cannabis stores, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and sale of cannabis products, competition from other entities licensed under the Cannabis Act, its ability to recruit and retain sufficient experienced personnel and its ability to expand into international operations and sales. In addition, our Joint Venture is subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. As the operations of our Joint Venture grow in size, scope and complexity and as it identifies and pursues new opportunities, our Joint Venture may need to increase in scale its infrastructure (financial, management, informational, personnel and otherwise).

Our future cash flows, earnings, results of operations and financial condition will in part depend on our retaining our ownership interest in our Joint Venture. Under our Joint Venture Agreement, either the Company or Emerald may exercise the Buy-Sell provision in certain circumstances, which could result in us having to either sell all of our interest in the Joint Venture or acquire all of Emerald’s interest in the Joint Venture. In addition, any dilution of our interest in the Joint Venture would adversely affect the amount of revenue we can derive from our Joint Venture.

Any strain on, or breakdown of, the working relationship between us and Emerald, or a successor in Emerald’s interest in the Joint Venture, could adversely affect the governance and operations of our Joint Venture. Since the Buy-Sell becomes effective on or after June 6, 2019 and upon a deadlock of the board of directors of our Joint Venture with respect to Material Decisions or the inability of the board of directors of our Joint Venture to pass an annual budget by March 1 (for the 2020 calendar year only the deadlock of the board would result in the Buy-Sell becoming effective), any breakdown in the relationship between Emerald and us may ultimately result in the exercise of the Buy-Sell provision. We recently settled a dispute with Emerald pursuant to the Settlement Agreement, but we can provide no assurance that future disputes between Village Farms and Emerald will not arise. If we are required to sell our interest in our Joint Venture pursuant to the Buy-Sell, this would result in a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We are subject to restrictive covenants under our Credit Facilities.

Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expand into new business lines. Currently, we are not in compliance with certain financial covenants and have received a waiver on our Term Loan, until June 30, 2020; we can provide no assurance that any such waiver will remain in place and our Credit Facilities will not be amended or renewed as currently contemplated. In addition, our non-compliance with our covenants may increase a risk of default on our debt (including by a cross-default to other credit agreements) if we continue to be in non-compliance with these covenants. In the event that we remain in non-

compliance with our debt covenants, or if we are unable to comply with our debt covenants in the future, we may seek additional waivers and/or amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

Our operations are dependent on labor availability.

Our operations are labor intensive, particularly during peak harvest months. In Canada, most of our labor is supplied by contract labor suppliers on short-term contracts and workers hired through the Seasonal Agriculture Workers Program. There can be no assurance that we will be able to source sufficient skilled laborers in the future. Recently, due the COVID-19 pandemic, the Canadian government closed its borders to all foreign people, but subsequently, due to the negative impact on the Canadian agricultural industry, decided that foreign worker program will continue subject to new rules and regulations such as a mandatory 14-day quarantine period. Any disruption in the Canadian foreign worker program could have a detrimental impact on our ability to cultivate fresh produce.

In the case of the facilities in west Texas, a significant portion of our labor are documented workers in Mexico who cross the U.S. border on a daily basis into Texas. Recently, as a response to the COVID-19 pandemic, the U.S. government has closed the U.S./Mexico border but has determined that agricultural workers are essential. Currently, our Mexican employees have permission to continue to cross the border. There can be no assurance that we would be able to continue our Texas operations without our Mexican based workforce, if any decision is made to permanently or temporarily close the U.S./Mexico border. In the case of our facility in Monahans, Texas, we are situated in the middle of the Texas oil and gas patch and finding and retaining farm workers at affordable rates is an ongoing challenge. Any shortage of such labor could restrict our ability to operate our greenhouses profitably, or at all.

Efforts by labor unions to organize our employees could divert management attention away from regular day-to-day operations and increase our operating expenses. Labor unions may make attempts to organize our non-unionized employees. We are not aware of any activities relating to union organizations at any of our greenhouse facilities. We cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any work stoppage, our operating expenses could increase significantly, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to the Cannabis Operations of Our Joint Venture

Our Joint Venture operations in Canada require licenses to grow, store and sell cannabis.

Our Joint Venture’s ability to grow, store and sell cannabis in Canada is solely dependent on its ability to maintain licenses to cultivate and sell cannabis under the Cannabis Act (a “License”) for each of the greenhouses at which it proposes to grow cannabis. Under the Cannabis Act, our Joint Venture is required to obtain authorization for each licensable activity including cultivation, processing, testing, sale and distribution. Once obtained, each License is subject to ongoing compliance and reporting requirements. Failure by our Joint Venture to comply with the requirements of a License or to maintain such License would have a material adverse impact on our business, prospects, financial condition, results of operations and cash flows. Although we believe our Joint Venture will obtain and maintain any required License and meet the requirements for extension of any License, there can be no guarantee that any License will be granted, extended or renewed, or if it is extended or renewed, that it will be extended or renewed on the same or similar terms. Should a License not be granted, extended or renewed or should it be renewed on different terms, our business, prospects, financial condition, results of the operation and cash flows would be materially adversely affected.

We cannot predict the time required to secure all appropriate regulatory approvals for our Joint Venture’s products and operations, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain the necessary regulatory approvals will significantly delay the development of our Joint Venture’s markets and products and could have a material adverse effect on our business, results of operations and financial condition.

Our Joint Venture is subject to laws, regulations and guidelines related to the cannabis industry.

The activities of our Joint Venture are subject to various laws, regulations and guidelines by governmental authorities, particularly under the Cannabis Act, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, pricing, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, insurance coverage, the conduct of operations and the protection of the environment, among other areas. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over the Joint Venture’s activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on its products and services. We endeavor to comply with all relevant laws, regulations and guidelines. Health Canada inspectors routinely assess our Joint Venture’s facilities for compliance with applicable regulatory requirements. Furthermore, the import and export of its products from and into any jurisdiction is subject to the regulatory requirements of each such jurisdiction. To the best of our knowledge, we are in material compliance with all such laws, regulations and guidelines; however, any failure by our Joint Venture to comply with the applicable regulatory requirements could lead to possible sanctions, including the revocation or imposition of additional conditions on licenses to operate its business; the suspension or expulsion from a particular market or jurisdiction or of its key personnel; and/or the imposition of additional or more stringent inspection, testing and reporting requirements. Any of the foregoing could require extensive changes to the operations of our Joint Venture; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on its operations; harm our reputation or give rise to material liabilities or a revocation of our Joint Venture’s licenses and other permits. There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business, and may have material adverse effect on our results of operations and financial condition.

In addition, changes in regulations, government or judicial interpretation of regulations, or more vigorous enforcement thereof or other unanticipated events could require extensive changes to our Joint Venture’s operations, increase compliance costs or give rise to material liabilities or a revocation of its licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

On April 13, 2017, the Government of Canada released Bill C-45, which proposed the enactment of the Cannabis Act to regulate the production, distribution and sale of cannabis for recreational adult use. On November 27, 2017, the House of Commons passed Bill C-45. On June 19, 2018, the Senate approved Bill C-45 and the Act received Royal Assent on June 21, 2018. The Cannabis Act came into force on October 17, 2018. On December 22, 2018, the Canadian federal government published draft regulations for edible cannabis, cannabis extracts, and cannabis topicals. On October 17, 2019, the Cannabis Act and Regulations were amended to permit the production and sale of these new classes of cannabis.

In addition, the governments of every Canadian province and territory have, to varying degrees, established regulatory regimes for the distribution and sale of cannabis for adult use purposes within those jurisdictions. There is no guarantee that legislation respecting adult-use retail will remain unchanged or create the growth opportunities that we currently anticipate. As the laws continue to evolve, and the distribution models mature, there is no assurance that provincial and territorial legislation enacted for the purpose of regulating recreational cannabis will continue to allow, or be conducive to, our business model. Differences in provincial and territorial regulatory frameworks could result in, among other things, increased compliance costs, and increased supply costs. Any of the foregoing could result in a material adverse effect on our business, financial condition and results of operations.

Additionally, although we do not have any federally prohibited cannabis-related operations in the United States as certain members of our management team are located in the United States, we may be subject to risks with respect to changes in cannabis regulation and enforcement in the United States. Any changes in the United States regulatory regime, or the scope and extent of the enforcement thereof, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our Joint Venture is subject to marketing restrictions under the Cannabis Act.

The development of our Joint Venture’s business and operating results may be hindered by applicable restrictions on production, sales and marketing activities imposed on our Joint Venture and other entities licensed under the Cannabis Act by Health Canada. All products distributed by our Joint Venture into the Canadian adult use market need to comply with requirements under Canadian legislation, including with respect to product formats, product packaging and labelling, and marketing activities around such products. Among other restrictions, the Cannabis Act prohibits testimonials and endorsements, lifestyle branding, and promotion that is appealing to young persons. As such, our Joint Venture’s portfolio of brands and products must be specifically adapted, and our marketing activities carefully structured, to enable our Joint Venture to develop its brands in an effective and compliant manner. If our Joint Venture is unable to effectively market cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for cannabis products, then our sales and operating results could be adversely affected.

Our Joint Venture is subject to Canadian supplier standards.

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by our Joint Venture to comply with such standards could result in it being downgraded, disqualified as a supplier, and could lead to the termination or cessation of orders under existing or future supply contracts. Further, provincial purchasers may terminate or cease ordering under existing contracts at their will. Any of these could severely impede or eliminate our Joint Venture’s ability to access certain markets within Canada, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The cannabis industry is relatively new, and we cannot predict whether it will continue to grow as anticipated.

As a federal License Holder under the Cannabis Act, our Joint Venture is operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as CBD and THC, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our Joint Venture’s cannabis products and VF Hemp’s CBD products.

Accordingly, there is no assurance that the cannabis industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

Our Joint Venture’s success in the cannabis industry depends on its ability to attract and retain customers.

Our Joint Venture’s success depends on its ability to attract and retain customers. There are many factors which could impact its ability to attract and retain customers, including but not limited to its ability to continually produce desirable and effective products, the successful implementation of its customer acquisition plan and the continued growth in the aggregate number of potential customers. Even if our Joint Venture’s products achieve initial retail success, our Joint Venture’s long-term success is significantly dependent upon its ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote our Joint Venture’s products will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our Joint Venture’s failure to acquire and retain customers could have a material adverse effect on our business, operating results and financial condition.

Our Joint Venture may be affected by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have most recently been, and may continue to produce more cannabis than the current adult use demand. In order to meet the initial adult use demand, our Joint Venture and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. Recently, due to the over supply, some Licensed Producers are reducing capacity by shuttering cultivation facilities. Adult use demand for cannabis products is dependent on a number of social, political and economic factors that are beyond our control including the pace of new retail cannabis stores, which could be slowed by the impact of COVID-19. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

Currently, our Joint Venture and other entities licensed under the Cannabis Act are producing more cannabis than is needed to satisfy the collective demand of the Canadian adult use markets. As a result, the available supply of cannabis exceeds demand, resulting in a significant decline in the market price for cannabis. If this continues, there is no assurance that our Joint Venture would be able to generate sufficient revenue from the sale of adult use cannabis to be profitable.

Ultimately, Canadian adult use market demand may not be sufficient to support our current or future products or business.

Customer Credit Risk

In light of the recent volatility in the cannabis sector generally, certain of the Joint Venture’s wholesale customers may encounter financial difficulties that could result in the Joint Venture being unable to collect some or all of its accounts receivable from those customers. Accordingly, the Joint Venture is subject to credit risk in relation to its accounts receivable with its spot market and other wholesale customers. Disputes between the Joint Venture and its wholesale customers may arise in the future relating to the non-payment of accounts receivable and may escalate to litigation or other dispute resolution processes, which could be protracted, time consuming and expensive, and there can be no assurance that the Joint Venture will be successful in any such disputes. The foregoing could have a material adverse impact on the business, financial condition, results of operations and prospects of the Joint Venture, which could in turn have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.

We believe that the cannabis and CBD industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis or CBD product distributed to consumers. Such categories of products having previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. Perception of the cannabis or CBD industry and cannabis or CBD products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis or CBD products, including unexpected safety or efficacy concerns arising with respect to cannabis or CBD products or the activities of industry participants.

There can be no assurance that future scientific research, findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention or other research findings or publicity will be favorable to the cannabis or CBD markets or any particular cannabis or CBD product or will be consistent with earlier publicity. Adverse future scientific research reports, findings, regulatory investigations or proceedings, and political statements, that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our Joint Venture’s cannabis or CBD products. There is little long-term data with respect to unknown side effects and/or interaction with individual human biochemistry of various cannabis products. As a result, our Joint Venture’s cannabis products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis and CBD, our Joint Venture’s current or future products, the use of cannabis or CBD for medical purposes or associating the consumption of cannabis or CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis or CBD products resulted from consumers’ failure to use such products legally, appropriately or as directed.

There is also a risk that the actions of other entities licensed under the Cannabis Act or of companies and service providers in the cannabis or CBD industries may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views regarding our activities and the cannabis and CBD industries in general, whether true or not.

Although we believe that we operate in a manner that is respectful to all stakeholders and that we take care in protecting our image and reputation, we do not ultimately have direct control over how we or the cannabis or CBD industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our projects, thereby having a material adverse impact on our financial performance, financial condition, cash flows and growth prospects.

Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis.

The parties with whom we do business, or would like to do business with, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in Canada and other countries, particularly in the financial services and insurance industries.

We face significant competition in the cannabis industry.

Our Joint Venture faces significant competition from individuals and business entities who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labeling, delivery, transportation, distribution, sale, possession and disposal of cannabis for adult use. While, pursuant to transitional provisions in the Cannabis Regulations, existing holders of licenses relating to medical cannabis under the former ACMPR have, subject to satisfying certain requirements, automatically been deemed licensed under the Cannabis Act for corresponding activities, other individuals and corporations are now able to apply for such licenses.

Subject to certain restrictions, the Cannabis Act allows adults to cultivate, propagate, harvest and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. Although there are barriers to personal cultivation, including the start-up costs of obtaining equipment and materials to produce cannabis, depending on the number of consumers who choose to pursue personal cultivation, there could be significant competition from individual growers for our Joint Venture’s cannabis products. If our Joint Venture is unable to effectively compete with other suppliers to the adult use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our anticipated addressable market may be reduced, and could adversely affect our ability to meet our business and financial targets, and our results of operations may be adversely affected.

Our Joint Venture also faces competition from existing entities licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our Joint Venture’s competitors may be more successful in gaining market penetration and market share. Our Joint Venture’s commercial opportunity in the adult use market could be reduced or eliminated if our competitors produce and commercialize products for the adult use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our Joint Venture’s products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our Joint Venture’s products and receive more favorable publicity than our Joint Venture’s products. If our Joint Venture’s adult use products do not achieve an adequate level of acceptance by the adult use market, it may not generate sufficient revenue from these products, and its adult use business may not sustain our profitability.

If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, our Joint Venture will require a continued level of investment in research and development, marketing, sales and client support. Our Joint Venture may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition and results of operations.

Our Joint Venture also faces competition from illegal cannabis operations that are continuing to sell cannabis to individuals, despite not having a valid license under the Cannabis Regulations. We do not expect the Canadian government to actively enforce current laws against the illegal cannabis operations but rather over the course of time the Canadian government expects legal operators for force the closure of the illegal cannabis operations due to economics.

Increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for our Joint Venture’s products on a global scale.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance and operations for our Joint Venture.

Our Joint Venture expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than expected, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in these “Risk Factors”, and unforeseen expenses, difficulties, complications and delays, and other unknown events.

The ability of our Joint Venture to sell cannabis may be restricted by the Canadian Free Trade Agreement.

Article 1206 of the Canadian Free Trade Agreement specifically excludes the application of the agreement to cannabis for non-medical purposes. Article 1206 states that the provinces and territories of Canada shall commence negotiations regarding the application of the Canada Free Trade Agreement to cannabis for non-medical purposes following Royal Assent of federal legislation legalizing cannabis for non-medical purposes. There is a risk that the outcome of the negotiations will result in the interprovincial and interterritorial trade of cannabis for non-medical purposes in Canada being entirely restricted or subject to conditions that will negatively impact our Joint Venture’s ability to sell cannabis in other Canadian provinces and territories.

We may be liable for the illegal activities of our Joint Venture employees, contractors or consultants.

Our Joint Venture is exposed to the risk that its employees, independent contractors, consultants, service providers and licensors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or activities that violate: (i) government regulations, specifically Health Canada regulations; (ii) manufacturing standards; (iii) the Cannabis Act and the Cannabis Regulations; (iv) provincial cannabis laws and regulations; (v) federal and provincial healthcare fraud and abuse laws and regulations; (vi) laws that require the true, complete and accurate reporting of financial information or data; or (v) the terms of our Joint Venture’s agreements with insurers. In particular, our Joint Venture could be exposed to class actions and other litigation, increased Health Canada inspections and related sanctions, lost sales and revenue or reputational damage as a result of prohibited activities that are undertaken in the growing or production process of our Joint Venture’s products without our knowledge or permission and contrary to the internal policies, procedures and operating requirements of our Joint Venture.

It is not always possible for our Joint Venture to identify and prevent misconduct by its employees and other third parties, and the precautions taken by our Joint Venture to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting our Joint Venture from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against our Joint Venture, and we are not successful in defending or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our Joint Venture’s operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our Joint Venture is subject to cannabis-related security breaches, which could result in significant losses.

Given the nature of our Joint Venture’s product and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our Joint Venture’s products, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to Our U.S. Hemp Operations

Our VF Hemp operations are dependent on U.S. state legalization.

Our VF Hemp business involves the growing of hemp in the United States. Although the 2018 Farm Bill removed hemp (as defined in the bill) from the schedule of U.S. federally controlled substances, each U.S. state and Indian tribe may choose whether to regulate hemp production within its jurisdiction and whether to remove hemp from its definition of controlled substances. For us to commence hemp operations in our Texas greenhouse facilities, the Texas Department of Agriculture must grant us a license to grow hemp at our Texas locations. Our Village Field Hemp operations were licensed under the Farm Bill of 2014 legislation during 2019. Our ability to operate our field hemp operations in future periods may be subject to licensure and other requirements in each such jurisdiction.

Our VF Hemp business is subject to FDA and USDA regulation.

CBD derived from hemp as defined in the 2018 Farm Bill is subject to various laws relating to health and safety. Specifically, CBD is governed by the U.S. Food Drug and Cosmetic Act (“FD&C Act”) as a drug. The FD&C Act is intended to assure the consumer that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative and not deceptive. The FD&C Act and FDA regulations define the term drug by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet website, promotional pamphlets, and other marketing material), is claimed to be beneficial for such uses will be regulated by the FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body…for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products and ingredients with the exception of color additives do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by the FDA through the New Drug Application (“NDA”) process or conform to a “monograph” for a particular drug category, as established by the FDA’s Over-the-Counter (“OTC”) Drug Review.

CBD is an active ingredient in drug products that have been approved or authorized for investigation by the FDA and therefore, under FDA’s current position, cannot be used in dietary supplements or as a food additive.

Laws and regulations governing the use of hemp in the U.S. are broad in scope; subject to evolving interpretations, and subject to enforcement by several regulatory agencies and law enforcement entities. Under the 2018 Farm Bill, a state that desires to have primary regulatory authority over the production of hemp in the state must submit a plan to monitor and regulate hemp production to the Secretary of the USDA. The Secretary must then approve the state plan after determining if the plan complies with the requirements set forth in the 2018 Farm Bill. The Secretary may also audit the state’s compliance with the federally-approved plan. If the Secretary does not approve the state’s plan, then the production of hemp in that state will be subject to a plan established by the USDA. The USDA has not yet established such a plan. It is anticipated that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that the hemp has a THC concentration of not more than 0.3%. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the 2018 Farm Bill prohibits states from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state, as applicable. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, as well as adverse publicity and potential harm to our reputation.

Additional Risks Related to Our Business

Our revenues may be impacted by fluctuating market prices for our products.

Our revenues will in large part be derived from the production, sale and distribution of agriculturally based consumer goods – specifically tomatoes, peppers, cucumbers, cannabis and hemp. The price of production, sale and distribution of these goods will fluctuate widely primarily due to, the natural economic balance of demand versus supply, as well as the impact of numerous factors beyond our control including international, economic and political trends, expectations of inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. The effects of these factors on the price of our goods and, therefore, the economic viability of our business, cannot accurately be predicted. This may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

The greenhouse vegetable and cannabis industries are highly competitive and sensitive to changes in demand and supply. The price of greenhouse produce is affected by many factors including control of the distribution channel by large big box retailers, quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demands for greenhouse goods decreases, our financial condition and results of operations may be materially adversely affected.

We face risks inherent in an agricultural business.

Our revenues are derived from the growing of agricultural products, including cannabis and greenhouse produce. In addition, our VF Hemp business and the potential conversion of some of our Texas facilities involve the growing of hemp, an agricultural product. As such, we are subject to the risks inherent in an agricultural business, such as weather, insects, plant and seed diseases, shortage of qualified labor and similar agricultural risks, which may include crop losses, for which we are not insured. There can be no assurance that natural elements or labor issues will not have a material adverse effect on any such future production. Although our vegetable produce and our Joint Venture’s cannabis products are grown in climate-controlled greenhouses, and we carefully monitor the growing conditions within our greenhouses and retain experienced production personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of these products. Any such agricultural risks could have a material adverse effect on our business, prospects, financial condition, results of operations and our cash flows.

In particular, cannabis plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, cannabis is phytoremediative meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If our Joint Venture’s cannabis is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, our Joint Venture’s product may not be suitable for commercialization and our Joint Venture may have to destroy the applicable portions of our crops. Crops loss due to pathogens, toxins, chemicals or other undesirable compounds may have a material adverse effect on our business and financial condition.

Our Joint Venture’s operations currently rely on a single facility.

To date, our Joint Venture’s activities and resources have been primarily focused on the Delta 3 Greenhouse. Our Joint Venture expects to continue the focus on this facility for the foreseeable future. Adverse changes or developments affecting the existing facility could have a material adverse effect on our Joint Venture’s ability to continue producing cannabis and our business, prospects, financial condition, results of operations and cash flows.

Our operations are subject to natural catastrophes.

Our operations may be adversely affected by severe weather including wind, snow, hail and rain, which may result in our operations having reduced harvest yields due to lower light levels, or a more catastrophic event as occurred at our Marfa, Texas facilities on May 31, 2012, when we lost three of our operating greenhouses to a short but powerful hail storm. Although we anticipate and factor in certain periods of lower than optimal light levels, extended periods of severe or unusual light levels may adversely impact our financial results due to higher costs and missed sales opportunities arising from reduced production yields.

Our business operations, some of which are located on the British Columbia coast, are located in an area that is geologically active and considered to be at risk from earthquakes. Our earthquake deductible is 10% of our loss caused by the earthquake, subject to a maximum deductible of C$5,000,000. In addition, climate change over time is predicted to lead to changes in the frequency of storm events as well as their severity. We are unable to predict the impact of climate change on our business. Our Texas facilities, due to our claim in respect of the May 31, 2012 hailstorm, are also subject to high deductibles as well as a total claim limit that if all four facilities were simultaneously impacted by the same storm or catastrophic event may result is less than adequate coverage.

While we maintain insurance coverage, we cannot predict that all potential insurable risks have been foreseen or that adequate coverage is maintained against known risks.

Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs and potential supply disruptions.

Our business is dependent on a number of key inputs and their related costs including raw materials, packaging materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results. Our greenhouse operations consume considerable energy for heat and carbon dioxide production, and are vulnerable to rising energy costs. Energy costs have shown volatility, which has and may continue to adversely impact our cost structure. Should the cost of energy rise, and should we face difficulties in sustaining price increases to offset the impact of increasing fuel costs, gross profit margins could be adversely impacted. In addition, our Joint Venture’s cannabis cultivation operations consume considerable energy, making it vulnerable to rising energy costs and power outages. Rising or volatile energy costs may adversely impact our business, and our Joint Venture’s operations could be significantly affected by a prolonged power outage.

Our ability to compete and grow will be dependent on having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, equipment, parts and components. It is also possible that the expansion plans contemplated by our Joint Venture may cost more than anticipated, in which circumstance our Joint Venture may curtail, or extend timeframes for completing the expansion plans. This could have a material adverse effect on our financial results and operations.

We face risks associated with cross-border trade.

Our Canadian and U.S. product is actively sold cross-border. Markets in the United States and other countries may be affected from time to time by trade rulings and the imposition of customs, duties and other tariffs. There can be no assurance that our financial condition and results of operations will not be materially adversely affected by trade rulings and the imposition of customs duties or other tariffs in the future. Furthermore, there is no assurance that further trade actions will not be initiated by U.S. producers of greenhouse or field grown vegetables. Any prolonged disruption in the flow of our product across the U.S.-Canada border could have an adverse effect on our financial condition and results of operations.

Our greenhouse produce business is subject to certain regulations.

Our greenhouse produce business is subject to extensive laws and regulations with respect to the production, handling, distribution, packaging and labelling of our products. Such laws, rules, regulations and policies are administered by various federal, state, provincial, regional and local health agencies and other governmental authorities. Changes to any of these laws and regulations could have a significant impact on us. There can be no assurance that we will be able to cost effectively comply with future laws and regulations. Our failure to comply with applicable laws and regulations may subject us to civil or regulatory proceedings, including fines, injunctions, recalls or seizures, which may have a material adverse effect on our financial condition and results of operations.

In addition, we voluntarily submit to guidelines set by certain private industry associations. Failure to comply with such guidelines or to adopt more stringent guidelines set by such associations in the future may result in lower sales in certain retail markets and may adversely affect our financial condition and results of operations. Among the regulations to which we are subject are those administered by the BCVMC. The BCVMC grants each licensed producer that it regulates an annual quota to produce specified products in a given year. The BCVMC also has the authority to set the prices at which a regulated product may be bought or sold in British Columbia. There can be no assurance that the BCVMC will not alter its quota allocation policy or that the BCVMC will not introduce pricing restrictions in a manner that could adversely affect our financial condition and results of operations. There can be no assurance that a modification of the current regulatory schemes will not have an adverse effect on our financial condition, or results of operations.

Our competitive position may be affected by technological advances.

Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business, particularly in the cannabis and CBD markets. The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our cannabis and CBD products obsolete, less competitive or less marketable. The process of developing our cannabis and CBD products is complex and requires significant continuing costs, development efforts and third-party commitments. If we fail to develop new technologies and products and address the obsolescence of existing technologies, our business, prospects, financial condition, results of operations and cash flows may be adversely affected. In addition, it is possible that more economical or efficient greenhouse production technology than what we currently use will be developed, thereby potentially adversely affecting our competitive position.

We may be unable to anticipate changes in our customer requirements for our cannabis and CBD that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets and/or products, if any, will be commercially viable or successfully produced and marketed. The development of our proprietary technology entails significant technical and business risks, and may require significant continuing costs, development efforts and third-party commitments. We may not be successful in using new technologies or exploiting niche markets effectively or adapting our cannabis and CBD businesses to evolving customer or medical requirements or preferences or emerging industry standards. This may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Our top ten produce customers accounted for approximately 66% of total produce revenue for the year ended December 31, 2019 and represented similar percentages in 2018 and 2017. As a result of continuing retail consolidation, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

We may be negatively affected by the use of third-party transportation services for our products.

Canadian adult use distribution rules take various forms on a province-by-province basis and often require our cannabis business to employ third parties to deliver to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on our Joint Venture’s sales volumes or end- users’ satisfaction with our Joint Venture’s products. Rising costs associated with third-party transportation services used by our Joint Venture to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

In addition, the use of third-party transportation services can cause logistical problems with and delays in customers obtaining their orders and cannot be directly controlled by us. Any delay by third party transportation services may adversely affect our financial performance.

Moreover, security of the product during transportation to and from our Joint Venture’s facilities is critical due to the nature of the product. A breach of security during transport could impact our future ability to continue operating under our Licenses or the prospect of renewing our Licenses and could have a material adverse effect on our business and results of operations.

Due to the perishable and premium nature of our produce products, we depend on fast and efficient road transportation to distribute our products. Any prolonged disruption of this transportation network could have an adverse effect on our financial condition and results of operations.

We rely on third-party distributors.

We may rely on third-party distributors for the distribution of our products. In particular, our Joint Venture relies on Canadian provincial regulatory boards and private retailers and may in the future rely on other third parties, to distribute cannabis products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and otherwise harm our business.

Our business and operating results rely on effective quality control.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhered to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

Our operations depend on our key executives.

We depend heavily on each member of our management team and the departure of a member of management could cause our operating results to suffer. We maintain “key man” insurance policies on one member of our management team. Our future success will depend on, among other things, our ability to keep the services of these key executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and retaining the services of executives and other employees that we require. The loss of the services of, or our inability to hire, executives or key employees could hinder our business operations and growth.

In addition, our Joint Venture is dependent on its ability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of our Joint Venture, results of operations of the business and could limit our Joint Venture’s ability to develop and market our cannabis-related products. The loss of any of our Joint Venture’s senior management or key employees could materially adversely affect our Joint Venture’s ability to execute our business plan and strategy, and our Joint Venture may not be able to find adequate replacements on a timely basis, or at all.

Further, each director and officer of a company that holds a license for cultivation, processing or sale under the Cannabis Regulations is subject to the requirement to obtain and maintain a security clearance under the Cannabis Regulations. Certain additional key personnel are also required to obtain and maintain a security clearance. Under the Cannabis Regulations, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of the existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our Joint Venture’s operations.

If an individual in a key operational position leaves our Joint Venture, and it is unable to find a suitable replacement who is able to obtain a security clearance required by the Cannabis Act in a timely manner, or at all, our Joint Venture may not be able to conduct its operations at planned production volume levels or at all. The Cannabis Regulations require our Joint Venture to designate a senior person in charge (“SPIC”) and a qualified person in charge (“QPIC”). The SPIC has overall responsibility for the management of the cannabis activities authorized under the license. The QPIC must work at the licensed site and is responsible for supervising the authorized cannabis activities and ensuring regulation compliance, and must meet certain educational requirements. If our Joint Venture’s current designated SPIC and QPIC fail to maintain their security clearance, or if its current designated SPIC and QPIC leave and it is unable to find a suitable replacement who meets these requirements, our Joint Venture may no longer be able to conduct activities with respect to cannabis.

We may suffer from uninsured and underinsured losses.

We maintain insurance coverage in respect of our potential liabilities and the accidental loss of value of our assets from risks, in those amounts, with those insurers, and on those terms as we consider appropriate to purchase and which is readily available, taking into account all relevant factors including the practices of owners of similar assets and operations, as well as costs. However, not all risks are covered by insurance or the insurance may have high deductibles, and no assurance can be given that insurance will be consistently available or will be consistently available on an economically feasible basis, or that the amounts of insurance will at all times be sufficient to cover each and every loss or claim that may occur involving the assets or our operations and loss payments may not be as timely and responsive as our working capital needs require. In particular, because our Joint Venture is engaged in and operates within the cannabis industry, there are exclusions and additional difficulties and complexities associated with such insurance coverage that could cause our Joint Venture to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. Further, our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks and hazards to which our Joint Venture is exposed. There is no assurance that our Joint Venture will be able to fully utilize such insurance coverage, if necessary, or that such insurance will be generally available in the future or, if available, that premiums will be commercially justifiable. If our Joint Venture were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, our Joint Venture may be exposed to material uninsured liabilities that could impede liquidity, profitability or solvency.

In addition, damage caused by an accidental or natural disaster to any or all of our key production facilities may result in significant replacement costs and loss of business that may not be fully recoverable or is subject to a high deductible (such as an earthquake in British Columbia) under any insurance policy. Furthermore, we do not carry crop loss or cyber security insurance, and accordingly, we would have to bear the cost of any significant losses related to crop losses or cyber attacks in the future.

We may be subject to product liability claims.

As our Joint Venture’s cannabis products are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

In addition, as a producer of food products, we are subject to potential product liabilities connected with our operations and the marketing and distribution of these products, including liabilities and expenses associated with contaminated or unsafe products. There can be no assurance that the insurance against all such potential liabilities we maintain will be adequate in all cases. In addition, even if a product liability claim was not successful or was not fully pursued, the negative publicity surrounding any such assertion could harm our reputation with our customers. The consequences of any of the foregoing events may have a material adverse effect on our financial condition and results of operations.

Our products may be subject to recalls.

Manufacturers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have put in place detailed procedures for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for products and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by entities licensed under the Cannabis Act generally, including the cannabis products sold by our Joint Venture.

We face risks related to cyber security attacks and other incidents.

Cyber security has become an increasingly problematic issue for issuers and businesses in Canada and around the world, including us. Cyber attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Our marketing programs use customer information and other personal and confidential information as well as digital communications, which may subject us to liability if we misuse this information.

Our current and future marketing programs may depend on our ability to collect, maintain and use data and sensitive person information on individuals, and our ability to do so is subject to evolving laws and enforcement trends in Canada and other jurisdictions. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of medical information and data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with our practices or fail to be observed by our employees or business partners. If so, we may suffer damage to our reputation and become subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management or otherwise have an adverse effect on our business.

Certain of our marketing practices may rely upon e-mail, social media and other means of digital communication to communicate with consumers on our behalf. We may face risk if our use of e-mail, social media or other means of digital communication is found to violate applicable laws. We intend to post our privacy policy and practices concerning the use and disclosure of user data on our website. Any failure by us to comply with our posted privacy policy, anti-spam legislation or other privacy-related laws and regulations could result in proceedings which could potentially harm our business. In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal, provincial or state levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in its e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance burden and our potential reputational harm or liability for security breaches may increase.

We are subject to environmental, health and safety other governmental regulations and we may incur material expenses in order to comply with these regulations.

Our operations are governed by a broad range of federal, state, provincial and local environmental, health and safety laws and regulations, permits, approvals, and common law and other requirements that impose obligations relating to, among other things: worker health and safety; the release of substances into the natural environment; the production, processing, preparation, handling, storage, transportation, disposal, and management of substances (including liquid and solid, non-hazardous and hazardous wastes and hazardous materials); and the prevention and remediation of environmental impacts such as the contamination of soil and water (including groundwater). Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, our operations may be curtailed or enjoined, which may be for an extended period of time, which could result in a reduction in our proposed levels of production or require abandonment or delays in development of our production facilities and otherwise negatively affect our growth. Our failure to comply with applicable laws, rules, regulations and policies may subject us to civil or regulatory proceedings, including fines, injunctions, administrative orders or seizures, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions, any of which may have a material adverse effect on our financial condition and results of operations. Also, as a result of the above requirements, our operations and ownership, management and control of property carry an inherent risk of environmental liability (including potential civil actions, compliance or remediation orders, fines and other penalties), including with respect to the disposal of waste and the ownership, management, control or use of transport vehicles and real estate. Compliance with all such laws and future changes to them may impose material costs on us. We have incurred and expect to continue to incur significant capital and operating expenditures to comply with such laws. Future discovery of previously unknown environmental issues, including contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities, could require us to incur material unforeseen expenses. All of these risks and related potential expenses may have a material adverse effect on our financial condition and results of operations.

In addition, environmental laws, rules and regulations in Canada and the United States is evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our compliance costs, result in future liabilities or otherwise have an adverse effect on our results of operations or financial condition.

We may experience environmental, health and safety incidents.

Our greenhouse facilities could experience incidents, malfunctions or other unplanned events that could result in discharges in excess of permitted levels resulting in personal injury, fines, penalties or other sanctions and property damage. We must maintain a number of environmental and other permits from various governmental authorities in order to operate. Failure to maintain compliance with these requirements could result in operational interruptions, fines or penalties, or the need to install potentially costly pollution control technology. Compliance with current and future environmental laws and regulations, which are likely to become more stringent over time, including those governing greenhouse gas emissions, may impose additional capital costs and financial expenditures, which could adversely affect operational results and profitability.

We may be unable to manage our growth successfully.

We may not be able to successfully manage our growth. Our growth strategy will place significant demands on our financial, operational and management resources. In order to continue our growth, we will need to add administrative, management and other personnel, and make additional investments in operations and systems. We may not be able to locate and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

In particular, we may not have the capacity to meet customer demand or to meet future demand when it arises in respect of our Joint Venture’s cannabis business and our VF Hemp business. In addition, delays in obtaining, or conditions imposed by, regulatory approvals and quality control and health concerns in respect of these businesses could have a negative effect on our growth strategy. If we cannot manage growth in these markets effectively, it may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

In addition, we will need to effectively execute on business opportunities and continue to build on and deploy corporate development and marketing assets as well as access sufficient new capital, as may be required. The ability to successfully complete acquisitions and to capitalize on other growth opportunities may redirect our limited resources. This may require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. There can be no assurance we will be able to respond adequately or quickly enough to the changing demands that material expansion of our business will impose on management, team members and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot anticipate. Changes as we grow may have a negative impact on our operations, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. In addition, continued growth could also strain our ability to maintain reliable service levels for our clients, develop and approve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly-skilled personnel.

Failure to effectively manage our growth could result in difficulty or delays in servicing clients, declines in quality or client satisfaction, increases in costs, difficulties in introducing new products or applications or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. There can be no assurance that we will effectively be able to manage our expanding operations, including any acquisitions, that our growth will result in profit, that we will be able to attract and retain sufficient management personnel necessary for growth or that we will be able to successfully make strategic investments or acquisitions.

In addition, acquisitions of additional businesses that we may pursue in the future may be financed wholly or partially with debt, which may temporarily increase our debt levels above industry standards. Any debt financing secured in the future could involve additional restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including other future potential acquisitions.

Our potential international expansion may heighten our operational risks.

Any expansion by us into jurisdictions outside of Canada and the United States is subject to additional risks, including political, economic, legal and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis, cannabis-based products, hemp, CBD, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis, hemp and CBD businesses more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of cannabis and cannabis-based products or in the general economic policies in these international jurisdictions, or shifts in political attitude related thereto, may adversely affect the operations or profitability related to international operations in these countries. Specifically, operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment, land and water use restrictions and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

We must rely on international advisors and consultants in the foreign countries in which we intend to operate.

The legal and regulatory requirements in the foreign countries (outside of Canada and the United States) in which we intend to operate with respect to the cultivation and sale of cannabis and hemp, banking systems and controls, as well as local business culture and practices are different from those in Canada and the United States. Our officers and directors must rely, to a great extent, on local legal counsel and consultants in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect our business operations, and to assist with governmental relations. We must rely, to some extent, on those members of management and the board of directors who have previous experience working and conducting business in these countries, if any, in order to enhance our understanding of and appreciation for the local business culture and practices. We must also rely on the advice of local experts and professionals in connection with current and new regulations that develop in respect of the cultivation and sale of cannabis and hemp, as well as in respect of banking, financing, labor, litigation and tax matters in these jurisdictions. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices are beyond our control. The impact of any such changes may adversely affect our business, financial condition, results of operations and prospects.

We face risks related to intellectual property

The ownership, licensing and protection of trademarks and other intellectual property rights are significant aspects of our future success. It is possible that we will not be able to register, maintain registration for or enforce all of our intellectual property, including trademarks, in all key jurisdictions. The intellectual property registration process can be expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable intellectual property applications at a reasonable cost or in a timely manner or may obtain intellectual property registrations which are invalid. It is also possible that we will fail to identify patentable aspects of inventions made in the course of their development and commercialization activities before it is too late to obtain patent protection for them. Further, changes in either intellectual property laws or interpretation of intellectual property laws in Canada, and other countries may diminish the value of our intellectual property rights or narrow the scope of our intellectual property protection. As a result, our current or future intellectual property portfolio may not provide us with sufficient rights to protect our business, including our products, processes and brands.

Termination or limitation of the scope of any intellectual property license may restrict or delay or eliminate our ability to develop and commercialize our products, which could adversely affect our business. We cannot guarantee that any third-party technology we license will not be unenforceable or licensed to our competitors or used by others. In the future, we may need to obtain licenses, renew existing license agreements in place at such time or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

Unauthorized parties may attempt to replicate or otherwise obtain and use our products, brands and technology. Policing the unauthorized use of our current or future trademarks, patents or other intellectual property rights could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries and black market participants, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of our trademarks or other intellectual property rights or other proprietary know-how, or those we license from others, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed; may be interpreted narrowly; or could put existing intellectual property applications at risk of not being issued.

In addition, other parties may claim that our products, or those it licenses from others, infringe on their intellectual property, including their proprietary or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own.

We also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain our competitive position. Our trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which could adversely affect us.

Risks Related to Tax

VF Canada GP and VF Canada LP may be deemed to maintain a U.S. permanent establishment for tax purposes.

Under the Canada U.S. Tax Convention, a Canadian resident will be subject to U.S. income taxation with respect to the business profits of such Canadian resident attributable to a permanent establishment (“PE”) of such Canadian resident located in the United States. A Canadian resident generally will be treated as maintaining a PE in the United States if, among other situations, an agent of the Canadian resident (other than an independent agent acting in the ordinary course of its business) has, and habitually exercises in the United States, authority to conclude contracts in the name of the Canadian resident.

Due to the cross-border activity of certain of our employees, the United States may deem VF Canada GP and VF Canada LP to maintain a U.S. permanent establishment. In the event that such a U.S. permanent establishment is deemed to exist, VF Canada GP and VF Canada LP generally will be required to file U.S. federal income tax returns and will be subject to U.S. federal income tax with respect to the business profits allocable to such permanent establishment.

The IRS may assert that the Advances by VF Opco to U.S. Holdings was equity in the U.S. borrower for income tax purposes.

In connection with the completion of the Combination Transaction, VF Opco loaned approximately C$20,000,000 to U.S. Holdings (the “Advances”). As at December 31, 2019, the Advances stood at US$45,301,000. U.S. Holdings has claimed interest deductions with respect to the interest paid on the Advances in computing its income for U.S. federal income tax purposes. There can be no assurance that the IRS will not assert that any portion of the advances was equity in the U.S. borrower for U.S. federal income tax purposes. If the IRS were successful in this assertion, payments made by U.S. Holdings on such Advances would be treated as non-deductible distributions paid by U.S. Holdings to VF Opco and subject to U.S. federal withholding taxes. The Company anticipates that the amount of any such withholding taxes, net of positive tax consequences that may arise from related circumstances, will not be material. In addition, the deductibility of interest paid or accrued may be subject to various limitations. The Company anticipates that the amount of interest charged on such Advances that might otherwise be claimed as a deduction, will not be material.

The IRS and the Canada Revenue Agency may challenge our transfer pricing.

Pursuant to an annual sales agreement, VF Opco has agreed to sell some of its inventory to VFLP for resale in the United States, as well as VFLP has agreed to sell some of its inventory to VF Opco for resale in Canada. VF Opco and VFLP take the position that the amounts charged by VF Opco and VFLP for such inventory represent the fair market value of the goods sold. The IRS or the Canada Revenue Agency have and may, in the future, challenge the pricing as being in excess of fair market value. If the IRS or the Canada Revenue Agency were successful in challenging the pricing, VFLP’s U.S. or Canadian taxable income could be increased. The consequences being a higher overall effective tax rate, as well as the potential for higher tax payments.

U.S. Holdings may be considered a U.S. real property holding corporation, which may result in income and withholding taxes with respect to a distribution by U.S. Holdings to VF Opco.

If U.S. Holdings is, or has been within the prior five years, a United States real property holding corporation as defined under section 897 of the Internal Revenue Code, any portion of a distribution by U.S. Holdings to VF Opco which is treated as a gain for U.S. federal income tax purpose would be subject to United States federal income and withholding taxes.

Risks Related to Our Common Shares

Our market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value.

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to:

•	our ability to operate in the U.S. and Canada as well our Joint Venture under the circumstances of the ongoing and developing COVID-19 pandemic;

•	our ability to continue as a going concern;

•	the status of our Joint Venture and its ability to continue as a going concern;

•	continued slow roll out of cannabis retail stores in Canada and the impact of the COVID-19 pandemic on new store openings;

•	general market conditions;

•	our ability to raise additional capital and/or secure additional financing;

•	market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us;

•	regulatory developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable;

•	published reports by securities analysts;

•	public concern as to the safety of the products that we and our competitors develop; and

•	shareholder interest in our Common Shares.

Because the cannabis industry is in a nascent stage, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us, including our Joint Venture structure. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in us. There can be no assurance that our estimates are accurate or that the market size is correctly measured and/or sufficiently large for our business to grow as projected, which may negatively impact and/or increase volatility in the market price of our Common Shares.

Future sales of our Common Shares by us or by our existing shareholders could cause our share price to fall.

The issuance of Common Shares by us could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. Sales by existing shareholders of a large number of our Common Shares in the public market and the issuance of Common Shares in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our Common Shares to decline and have an undesirable impact on our ability to raise capital.

Certain Canadian laws could delay or deter a change of control.

Limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

The exercise of all or any number of outstanding stock options, the award of any additional options, restricted stock units or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your Common Shares.

We have in the past and may in the future grant to some or all of our directors, officers and employees’ options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

Any additional issuance of Common Shares or a decision to acquire other businesses through the sale of equity securities may dilute our investors’ interests, and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our Common Shares or a change in control.

We do not expect to pay dividends for the foreseeable future.

We have not paid any cash dividends to date and we do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings, if any, in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Shares, and shareholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our Common Shares. Prospective investors seeking or needing dividend income or liquidity should not purchase our Common Shares.

It may be difficult for non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence.

We are a corporation existing under the laws of Canada. Some of our directors and officers, and many of the experts named in this Annual Report on Form 10-K, are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our Common Shares who reside in the United States to effect service within the United States upon our directors and officers and experts who are not residents of the United States. It may also be difficult for holders of our Common Shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors, officers or experts predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments and not other rights arising from United States securities legislation are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the SEC) or more;

•

the last day of our fiscal year following the fifth anniversary of the completion of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act;

•	the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non- convertible debt; or

•

the date on which we are deemed to be a “large accelerated filer”, as defined in Rule 12b–2 of the Exchange Act, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the last day of our most recently-completed second fiscal quarter.

We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

Any failure to maintain an effective system of internal controls may result in material misstatements of our consolidated financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404(a) of the SOX requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the SOX requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided to us by virtue of being an emerging growth company, and consequently will not be required to comply with SEC rules that implement Section 404(b) of SOX until we lose our emerging growth company status.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal controls, we cannot assure you that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3.

The following table outlines the Company’s operating greenhouse facilities.

		Growing Area
Greenhouse Facility	Square Feet	Square Meters	Acres	Products Grown
Marfa, TX (2 greenhouses)	2,527,312	234,795	60	Tomatoes on-the-vine and beefsteak tomatoes
Fort Davis, TX (1 greenhouse)	1,684,874	156,530	40	Specialty tomatoes
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	Tomatoes on-the-vine and long English cucumbers

Delta, BC (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak tomatoes, specialty tomatoes

Total produce operations	8,073,340	750,038	190
Delta, BC (1 greenhouse)	1,075,530	99,920	25	Leased to Pure Sunfarms

Total	9,148,870	849,958	215
Delta, BC (1 greenhouse) Owned by Pure SunFarms	1,100,000	100,000	25	Cannabis

We believe that our existing facilities are adequate for our needs. Should we require additional facilities in the future, we believe that such facilities can be acquired or leased on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The NASDAQ Capital Market and on the Toronto Stock Exchange under the symbol “VFF”.

Holders of Record

As of March 25, 2020, there were approximately 11 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

On October 22, 2019, the Company closed an equity offering. This public offering raised approximately C$28.8 million (net proceeds) through the issuance of 3,059,000 Common Shares, which includes a full exercise of the underwriters’ over-allotment option of 399,000 Common Shares, at a price of C$9.40 per Common Share for aggregate gross proceeds to the Company of C$28,754,600. The offering was conducted by a syndicate of underwriters co-led by Beacon Securities Limited, as sole bookrunner, and GMP Securities L.P. Upon closing of the offering, the Company paid the underwriters a cash commission equal to 6% of the gross proceeds of the offering. The Common Shares were not offered or sold in the United States to, or for the account or benefit of, United States persons and were not registered under the Securities Act, pursuant to Regulation S.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2019.

Exchange and Foreign Ownership Controls

We are not aware of any Canadian federal or provincial laws, decrees, or regulations that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-Canadian holders of the Common Shares. There are no limitations under the laws of Canada or by the charter or our other constituent documents on ownership of our voting shares by non-Canadians, except the Investment Canada Act which may require review and approval by the Minister of Innovation (Canada) of certain acquisitions of control of us by non-Canadians. The threshold for acquisitions of control is generally defined as being one-third or more of our voting shares, provided certain financial thresholds are also exceeded. If the investment is potentially injurious to national security, it may be subject to review under the Investment Canada Act notwithstanding the percentage interest acquired or amount of the investment. “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following is a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) (together with the regulations thereto, the “Tax Act”) to a beneficial holder of our Common Shares who, for the purposes of the Tax Act and the Canada-United States Income Tax Convention (1980) (the “Treaty”), and at all relevant times, (i) is not and is not deemed to be a resident in Canada, (ii) is a resident of the United States for the purposes of the Treaty and is entitled to the full benefits thereunder, (iii) holds all Common Shares as capital property, (iv) deals at arm’s length with and is not affiliated with the Company, and (v) does not use or hold and is not deemed to use or hold our Common Shares in connection with a business carried on in Canada (each such holder, a “U.S. Resident Holder”). This summary is not generally applicable to a U.S. Resident Holder that is: (i) an insurer carrying on an insurance business in Canada and elsewhere, or (ii) an “authorized foreign bank,” each as defined in the Tax Act. Such U.S. Resident Holders should consult their own tax advisors.

Generally, a U.S. Resident Holder’s Common Shares will be considered to be capital property of a U.S. Resident Holder provided the U.S. Resident Holder does not hold such shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

This summary is based upon the current provisions of the Tax Act, the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof, and the Treaty. This summary takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”), and assumes that all Tax Proposals will be enacted in the form proposed. However, no assurances can be given that the Tax Proposals will be enacted as proposed, or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, administrative or judicial action or decision, nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein.

This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any particular holder or prospective holder of our Common Shares, and no opinion or representation with respect to the tax consequences to any holder or prospective holder of our Common Shares is made. Accordingly, holders and prospective holders of our Common Shares should consult their own tax advisors with respect to the income tax consequences of purchasing, owning and disposing of our Common Shares in their particular circumstances.

Dividends

Dividends paid or credited, or deemed to be paid or credited, on our Common Shares to a U.S. Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends, subject to reduction under the provisions of the Treaty. Under the Treaty, the rate of Canadian withholding tax applicable to a U.S. Resident Holder that is the beneficial owner of dividends is generally reduced to 15% of the gross amount of the dividends, and, if such U.S. Resident Holder is a company that owns at least 10% of our voting shares at the time of the dividends, the rate of Canadian withholding tax is reduced to 5% of the gross amount of the dividends. U.S. Resident Holders who may be eligible for a reduced rate of withholding tax on dividends pursuant to the Treaty should consult with their own tax advisors with respect to taking all appropriate steps in this regard.

Disposition of Common Shares

A U.S. Resident Holder who disposes or is deemed to dispose of a Common Share will not be subject to tax under the Tax Act on any capital gain realized on such disposition, unless the Common Share constitutes “taxable Canadian property,” within the meaning of the Tax Act, of the U.S. Resident Holder at the time of the disposition and the U.S. Resident Holder is not entitled to relief under the Treaty.

Generally, a Common Share of a particular U.S. Resident Holder will not be “taxable Canadian property” of such U.S. Resident Holder at any time at which such Common Share is listed on a “designated stock exchange,” within the meaning of the Tax Act (which includes the Toronto Stock Exchange and Nasdaq) unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii) partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Common Share was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. A Common Share may also be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act. In the case of a U.S. Resident Holder to whom a Common Share of the Company represents “taxable Canadian property”, under the Treaty, such a U.S. Resident Holder will generally not be subject to tax under the Tax Act on a capital gain realized on the disposition of such share unless the value of such share is derived principally from real property situated in Canada (within the meaning of the Treaty).

In the event that a Common Share is “taxable Canadian property,” within the meaning of the Tax Act, to a U.S. Resident Holder at the time of disposition, such U.S. Resident Holder should consult its own tax advisor as to the Canadian federal income tax consequences of the disposition.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from, and should be read in conjunction with, the accompanying audited consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, respectively, and related notes appearing elsewhere in this Annual Report on Form 10-K, which are prepared in accordance with GAAP. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Annual Consolidated Financial Performance

	Years ended December 31,
(amounts in US thousands except for per share data)	2019		2018		2017
Sales		$144,568		$150,000		$158,406
Cost of Sales		(151,913)		(140,683)		(144,433)
Selling, general and administrative		(16,762)		(14,108)		(14,875)
Stock compensation expense		(4,714)		(1,454)		(1,519)
Interest expense, net		(1,578)		(2,483)		(2,695)
Foreign exchange (loss) gain		433		(1,047)		26
Other income (expense), net		268		131		46
Share of income (loss) from joint venture		13,777		(171)		(468)
(Gain) loss on disposal of assets		13,564		—		(8)
Recovery of income taxes		5,866		2,300		763
Net income (loss)		2,325		(7,515)		(4,757)
Adjusted EBITDA(1)		851		2,638		6,450
Earnings (loss) per share – basic and diluted		$0.05		($0.17)		($0.12)
Cash dividends declared per Common Share	$	nil	$	nil	$	nil

(1)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss), the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms, 65% interest in VFH and 60% interest in AVGGH.

Selected Statement of Financial Position Data

	Year ended December 31,
(amounts in US thousands)	2019	2018	2017
Total assets	$183,408	$141,448	$125,817
Total liabilities	56,949	57,015	58,928
Total long-term liabilities	34,920	33,413	39,491
Shareholders’ equity	$126,459	$84,433	$66,889

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

All amounts are expressed in thousands of United States dollars unless otherwise stated.

Overview

VFF is a corporation existing under the Canada Business Corporations Act. The Company’s principal operating subsidiaries are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”) and VF Clean Energy, Inc. (“VFCE”). On June 6, 2017, VFF entered into a shareholders’ agreement in respect of the operation and governance of Pure Sunfarms Corp. (“Pure Sunfarms”) in which pursuant to the settlement agreement dated as of March 2, 2020 (the “Settlement Agreement”) entered into with Emerald Health Therapeutics Inc. (“Emerald”), VFF currently owns a 57.4% interest (at December 31, 2019 owned 53.5% interest). On February 27, 2019, VFF entered into a joint venture agreement in respect of the operation and governance of Village Fields Hemp USA LLC (“VFH”) in which VFF owns a 65% interest. On May 21, 2019, the Company entered into a joint venture agreement in respect of Arkansas Valley Green and Gold Hemp (“AVGGH”). AVGGH is 60% owned by VFF, 35% owned by Arkansas Valley Hemp, LLC (“AV Hemp”) and 5% owned by VFH.

Our operating Segments

JV Cannabis Segment

The Company’s Joint Venture, Pure Sunfarms is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. Pure Sunfarms-branded dried cannabis products are sold directly to private retailers and provincial/territorial wholesalers.

Produce Segment

We are marketers and distributors of premium-quality, greenhouse-grown tomatoes, bell peppers and cucumbers in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. The Company also markets and distributes premium tomatoes, peppers and cucumbers produced under exclusive arrangements with other greenhouse producers. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Through its subsidiary VFCE, owns and operates a 7.0-megawatt power plant from landfill gas that generates electricity and provides thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sells electricity to the British Columbia Hydro and Power Authority (“BC Hydro”).

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for each of the three years ended December 31, 2019, 2018 and 2017 presented below reflect the operations of our consolidated wholly- owned subsidiaries, which as of December 31, 2019, does not include our Pure Sunfarms, VFH and AVGGH joint ventures. The equity in earnings from those joint ventures is reflected in our net income for each of the three years ended December 31, 2019, 2018 and 2017 presented below. For information regarding the results of operations from our joint ventures, see “Reconciliation of GAAP Results to Proportionate Results” below.

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the year ended December 31,
	2019	2018	2017
Sales	$144,568	$150,000	$158,406
Cost of sales	(151,913)	(140,683)	(144,433)
Selling, general and administrative expenses	(16,762)	(14,108)	(14,875)
Stock compensation expense	(4,714)	(1,454)	(1,519)
Interest expense	(2,614)	(2,794)	(2,695)
Interest income	1,036	311	—
Foreign exchange gain (loss)	433	(1,047)	26
Other income, net	268	131	46
Gain (loss) on disposal of assets	13,564	—	(8)
Loss on write-down of investment	(1,184)	—	—
Recovery of income taxes	5,866	2,300	763
Net loss from consolidated entities	(11,452)	(7,344)	(4,289)
Equity in earnings of unconsolidated entities	13,777	(171)	(468)
Net income (loss)	$2,325	($7,515)	($4,757)
Adjusted EBITDA (1)	$851	$2,638	$6,450
Earnings (loss) per share - basic	$0.05	($0.17)	($0.12)
Earnings (loss) per share - diluted	$0.05	($0.17)	($0.12)

(1)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss), the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms, 65% interest in VFH and 60% interest in AVGGH.

A summary of sales by product group in our greenhouse produce business, follows:

	For the year ended December 31,
Percent of Sales by Product Group	2019	2018	2017
Tomatoes	86%	86%	87%
Peppers	5%	5%	3%
Cucumbers	9%	9%	10%

	100%	100%	100%

We caution you that our results of operations for the three years ended December 31, 2019 may not be indicative of our future performance, particularly in light of the ongoing and developing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

JV Cannabis Business (1)

For the year ended December 31, 2019 compared to the year ended December 31, 2018.

Sales

Our majority non-controlling share of sales of Pure Sunfarms for the year ended December 31, 2019 was $37,000 from $1,845 for the year ended December 31, 2018. Total Pure Sunfarms sales consisted of close to 25,675 kilograms of flower and trim during the year ended December 31, 2019, at an average sales price of approximately $2.25 per gram (CAD $2.92 per gram). Included in the sales is the amount from the settlement with Emerald.

During 2019 8% of sold grams went directly to retail, 82% was sold wholesalers as flower and 10% to wholesales as trim.

Cost of Goods

Our majority non-controlling share of cost of sales of Pure Sunfarms for the year ended December 31, 2019 was $9,009 from $576 for the year ended December 31, 2018 (based on total grams sold of close to 24,600 kilograms), or approximately $0.59 per gram (CAD$0.78 per gram).

Selling, General and Administrative Expense

Our majority non-controlling share of selling, general and administrative expenses of Pure Sunfarms for the year ended December 31, 2019 was $4,568 from $1,349 for the year ended December 31, 2018 the increase is mostly related to increases in sales and marketing cost as well as Health Canada Regulatory fees.

Net Income

Our majority non-controlling share of net income for the year ended December 31, 2019 was $16,276 versus a loss of ($171) for the year ended December 31, 2018.

Adjusted EBITDA

Our majority non-controlling share of Adjusted EBITDA for the year ended December 31, 2019 was $20,558 versus ($14) for the year ended December 31, 2018. The increase is related to increases in sales.

Notes:

(1) The GAAP treatment of our equity earning of our Joint Venture (“Pure Sunfarms”) is different than under IFRS. Under GAAP the Emerald shares held in escrow and not fully paid for by Emerald are not considered issued pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for all of 2017, January through March of 2018 and March through December of 2019 was higher than its economic interest of 50% (53.5% effective November 19, 2019). Accordingly, for those periods with a higher deemed ownership percentage, we received a higher allocation of profits and losses during the periods in which there were outstanding escrow shares. The effective profit and loss allocation – on a weighted average basis in 2019 were 57.9%, in 2018 was 52.2% and in 2017 was 87.5%.

Consolidated Results

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Sales

Sales for the year ended December 31, 2019 decreased ($5,432), or (4%), to $144,568 compared to $150,000 for the year ended December 31, 2018. The decrease in sales is primarily due to a decrease in our own production revenues of ($9,348) partially offset by an increase in supply partner revenues of $5,191. The decrease in our own production revenues of ($9,348) or (12%) is primarily due to a decrease of (8%) in our product volume. The decrease in our own production volume is primarily due to a clean-out in one of our facilities (which did not occur in the last three years) and ongoing plant disease pressure at our Texas facilities.

The net price for all tomato pounds sold decreased (1.4%) for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to a decrease in the average selling price of the commodity items; beefsteak and TOVs as compared to 2018. The decrease in net price in the commodity item prices was due to the continual push by retailers to lower prices. Pepper prices increased 7% and pepper pounds increased 8% over the comparable period in 2018. Cucumber prices decreased (7%) and cucumber pieces decreased (13%) for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Cost of Sales

Cost of sales for the year ended December 31, 2019 increased $11,230, or 8%, to $151,913 from $140,683 for the year ended December 31, 2018, due to an increase in the 2019 contract sales cost of 11% versus 2018 and an increase in the cost per pound of our own grown product in Texas due to decreased volume and higher labor costs. The increase in labor cost is due to the utilization of higher hourly rate contract laborers versus VFF employees for the 2018/2019 crop as compared to prior years. The decrease in our own production volume is primarily due to ongoing plant disease pressure at our Texas facilities and a clean-out in one of our facilities (which did not occur in the last three years).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 increased $2,654, or 19%, to $16,762 from $14,108 for the year period ended December 31, 2018. The increase is due to public company costs such as investor relations, legal, listing fees and incremental costs of converting to full U.S. GAAP and U.S. reporting compliance.

Stock Compensation Expenses

Stock compensation expenses for the year ended December 31, 2019 was $4,714 from $1,454 for the year ended December 31, 2018. The incremental increase in stock compensation is primarily related to the vesting of performance share grants in 2019 that were earned in relation to developments in Pure Sunfarms, as well as the incremental cost of issuing higher valued stock options.

Interest Expense

Interest expense, for the year ended December 31, 2019 decreased $180 to $2,614 from $2,794 for the year period ended December 31, 2018. The decrease is due to lower debt balances.

Share of Income from Joint Ventures

Our share of income from its joint ventures for the year ended December 31, 2019 was $13,777 compared to a loss of ($171) for the year ended December 31, 2018. The increase in income is primarily attributed to the Joint Venture having selling operations for the entire year ended December 31, 2019 whereas it started selling operations in October for the year ended December 31, 2018. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Income Taxes (Recovery)

Income tax recovery for the year ended December 31, 2019 was a recovery $5,866 compared to a recovery of $2,300 for the year ended December 31, 2018. The increase is due to a decrease in taxable income in year-ended December 31, 2019 from the year-ended December 31, 2018. Pure Sunfarms, VFH and AVGHH are all reported post-tax and therefore do not affect our tax calculation.

Gain on Disposal of Assets

The Company recognized for the year ended December 31, 2019 a gain of $13,564 primarily from the contribution of one of our greenhouse facilities in Delta, British Columbia to Pure Sunfarms. The gain represents the difference between book value and C$25,000.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2019 had an income of $2,325 from a loss of ($7,515) for the year ended December 31, 2018. The increase is a result as an equity pick-up from Pure Sunfarms, partially offset by an increase in the loss from our produce business.

Adjusted EBITDA

Adjusted EBITDA for the year period ended December 31, 2019 decreased ($1,787) to $851 from $2,638 for the year period ended December 31, 2018, primarily as a result of a decrease in sales and an increase in cost of sales and selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Sales

Sales for the year ended December 31, 2018 decreased ($8,406), or (5%), to $150,000 compared to $158,406 for the years ended December 31, 2017. The decrease in sales is due to the loss of tomato production from the Delta 3 facility, which was contributed to the Joint Venture in 2017, and our decreased production at its Texas facilities.

The net price for all tomato pounds sold was an increase of 4% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to a higher percent of higher priced tomato production in 2018 compared to 2017. Pepper prices decreased (2%) and pounds increased 38% over the comparable period in 2017. Cucumber prices decreased (1%) and pieces decreased (15%) for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cost of Sales

Cost of sales for the year ended December 31, 2018 decreased ($3,750), or (3%), to $140,683 from $144,433 for the year ended December 31, 2017, primarily due to no tomato production from the Delta 3 facility ($5,371) and a decrease in costs in Texas due to a decrease in pounds sold from the Texas facilities partially offset by an increase of 6% in contract sales costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2018 decreased ($767), or (5%), to $14,108 from $14,875 for the year period ended December 31, 2017. The decrease is due to legal costs occurred in the year ended December 31, 2017 during formation of the Joint Venture.

Stock Compensation Expenses

Stock compensation expenses for the year ended December 31, 2018 was $1,454 which was a slight decrease from $1,519 for the year ended December 31, 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 increased $99 to $2,794 from $2,695 for the year period ended December 31, 2017. The increase is due to interest rate increases partially offset by a decrease in the outstanding debt balances.

Share of Loss from Joint Ventures

Our share of loss from its Joint Venture for the year ended December 31, 2018 was ($171) from ($468) for the year ended December 31, 2017. The decreased loss is primarily attributed to the Joint Venture’s commencing selling operation in October 2018. This income was able to offset most of the salaries and other administrative costs. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Income Taxes (Recovery)

Income tax recovery for the year ended December 31, 2018 was a recovery of $2,300 compared to a recovery of $763 for the year ended December 31, 2017. The increased income tax recovery is due lower gross profit from operations.

Gain on Sale of Assets

No gains were recognized in 2018. The Company recognized for the year period ended December 31, 2017 a loss of ($8) related to a write-off of an asset from our Texas facility.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2018 decreased to a loss of ($7,515) from the loss of ($4,757) for the year ended December 31, 2017. The increased (loss) is due to a decrease in net sales caused by the loss of the Delta 3 facility and production shortfalls in Texas which were partially offset by a decrease in the cost of sales. The production shortfall in Texas increases the cost per pound of tomatoes sold as fixed costs are expensed over less pounds.

Adjusted EBITDA

Adjusted EBITDA for the year period ended December 31, 2018 decreased ($3,812) to $2,638 from $6,450 for the year period ended December 31, 2017, primarily as a result of an increase in income loss from consolidated entities. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

The Company expects to provide or obtain adequate financing to maintain and improve its property, plant and equipment, to fund working capital produce needs and invest in the Joint Venture for the foreseeable future from cash flows from operations, and, as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity financing. As described below, we are currently not in compliance with the covenants of our Credit Facilities and have had to obtain waivers from our lenders, and we are currently in discussions to amend or enter into new Credit Facilities in the second quarter of 2020.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding December 31, 2019
Operating Loan	C$	13,000		$2,000
Term Loan		$31,306		$31,306
VFCE Loan	C$	1,526	C$	1,526

The Company has a term loan financing agreement with a Canadian creditor (the “FCC Loan”). This non-revolving variable rate term loan has a maturity date of May 1, 2021 and a balance of $31,306 as at December 31, 2019 (December 31, 2018—$34,385). The outstanding balance is repayable by way of monthly installments of principal and interest based on an amortization period of 15 years, with the balance and any accrued interest to be paid in full on May 1, 2021. As at December 31, 2019, borrowings under the FCC Loan were subject to an interest rate of 6.391% (December 31, 2018 – 7.082%), which is determined based on our debt to EBITDA ratio and the applicable LIBOR rate.

Our Company is also party to a variable rate line of credit agreement with BMO that has a maturity date of May 31, 2021 (the “Operating Loan” and together with the FCC Loan, the “Credit Facilities”). The Operating Loan is subject to margin requirements stipulated by the bank based on produce sales. As at December 31, 2019, $2,000 was drawn on the Operating Loan (December 31, 2018—$2,000), which is available to a maximum of C$13,000, less outstanding letters of credit of US$150 and C$38.

As security for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities) and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as at December 31, 2019 was $146,377 (December 31, 2018 – $101,263).

As security for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as at December 31, 2019 was $24,915 (December 31, 2018 - $36,248).

The borrowings are subject to certain positive and negative covenants, which include debt coverage ratios. As at December 31, 2019, the Company received a waiver for its annual debt service coverage and debt to EBITDA covenants under its Term Loan for the year ended December 31, 2019 and was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the credit facilities and loans as at December 31, 2019 was $162 (December 31, 2018—$184) and these amounts are included in accrued liabilities in the consolidated statements of financial position.

On February 13, 2019, the Joint Venture entered into a credit agreement with BMO, as agent and lead lender, and FCC, as lender, in respect of a C$20,000 secured non-revolver term loan (the “PSF Credit Facility”). At December 31, 2019 the outstanding amount on the loan was C$19,000. The PSF Credit Facility, which matures on February 7, 2022, is secured by the Delta 3 greenhouse facility and contains customary financial and restrictive covenants. The Company is not a party to the PSF Credit Facility but has guaranteed up to C$10 in connection with the PSF Credit Facility.

The Company closed equity offerings on October 22, 2019 and March 24, 2020. The October 22, 2019 public offering raised C$26,934 (net proceeds) through the issuance of 3,059,000 Common Shares at a price of C$9.40 per Common Share. The March 24, 2020 public offering raised C$10,711 (net proceeds) through the issuance of 3,593,750 Common Shares at a price of C$3.20 per Common Share.

Summary of Cash Flows

	For the year ended December 31,
(in Thousands)	2019	2018
Cash beginning of year	$11,920	$7,091
Net cash flow provided by/(used in):
Operating activities	(14,387)	(4,677)
Investing activities	(16,838)	(13,490)
Financing activities	31,387	22,998

Net cash increase (decrease) for the year	162	4,831
Effect of exchange rate changes on cash	(93)	(2)

Cash, end of the year	$11,989	$11,920

Operating Activities

For the year ended December 31, 2019, cash flows from operating activities before changes in non-cash working capital, totalled ($19,902) (2018 – $1,527). The decrease in cash flows from operating activities is due to a decrease in sales and an increase in cost of sales for the year ended December 31, 2019.

Investing Activities

For the year ended December 31, 2019, cash flow from investing activities consisted of ($14,507) in note to Joint Venture, ($2,287) in capital expenditures and ($96) investment in our joint ventures (2018 – $10,462 in note to Joint Venture and $3,093 in net capital expenditures). The joint venture notes made for the year ended December 31, 2019 was $13,323 to VF Hemp and $1,184 to AVGGH and for the year ended December 31, 2018 $10,873 to Pure Sunfarms.

Financing Activities

For the year ended December 31, 2019, the cash provided by financing activities primarily consisted of the issuance of Common Shares of $34,226, proceeds from the exercise of share options and warrants of $674, debt payments of, net ($3,423), and payments on capital lease obligations of ($90) (2018 – proceeds from the issuance of Common Shares of $23,492, proceeds from the exercise of share options of $283, offset by net term debt payments of ($706), and payments on capital lease obligations of ($71)).

Contractual Obligations and Commitments

Information regarding our contractual obligations as at December 31, 2019 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$32,389	$3,423	$28,804	$162	$—
Line of credit	2,000	2,000	—	—	—
Trade payables	12,653	12,653	—	—	—
Accrued liabilities	3,017	3,017	—	—	—
Lease liabilities	3,660	936	1,770	864	90
Other liabilities	1,357	—	1,357	—	—

Total	$55,076	$22,029	$31,931	$1,028	$90

We intend to make additional equity contributions to the Joint Venture estimated to be up to C$16,000 in the early part of 2020. As of March 27, 2020, we have made equity contributions to the Joint Venture of C$8,000 with the intention of making an additional $8,000 in late March or early April. The Company may be required to make additional equity contributions to Pure Sunfarms based on Pure Sunfarms ability to generate positive cash flow from its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity in earnings of the Joint Venture) before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, stock compensation, and gains and losses on asset sales. Adjusted EBITDA is a cash flow measure that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance or to cash flows from operating, investing and financing activities as measures of liquidity and cash flows. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the Joint Venture and VFH and AVGGH (“Hemp”) operations), are presented in the table Reconciliation of GAAP to Proportionate Results below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represent a significant percentage of our net income.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the year ended December 31,
(in thousands of U.S. dollars)	2019	2018	2017
Net income (loss)	$2,325	($7,515)	($4,757)
Add:
Amortization	7,442	7,103	7,659
Foreign currency exchange loss (gain)	(433)	1,047	(26)
Interest expense, net	1,578	2,483	2,695
Income taxes (recovery)	(5,866)	(2,300)	(763)
Stock based compensation	4,714	1,454	1,519
Interest expense for JVs	811	72	—
Amortization for JVs	1,227	209	—
Foreign currency exchange loss (gain) for JVs	(2)	92	2
Income taxes (recovery) from JVs	6,575	(55)	(148)
Gain on disposal of assets	(13,564)	—	8
True Economic value for Pure Sunfarms(1)	(3,956)	48	261

Adjusted EBITDA	$851	$2,638	$6,450
Adjusted EBITDA for JVs (See table below)	$18,432	$195	($351)
Adjusted EBITDA excluding JVs(produce)	($17,581)	$2,443	$6,801

Notes:

(1) The GAAP treatment of our equity earning of our Joint Venture (“Pure Sunfarms”) is different than under IFRS. Under GAAP the Emerald shares held in escrow are not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for all of 2017, January through March of 2018 and March through December of 2019 was higher than its economic interest of 50% (53.5% effective November 19, 2019). Accordingly, for those periods with a higher deemed ownership percentage, we received a higher allocation of profits and losses during the periods in which there were outstanding escrow shares that were not yet paid for by Emerald. The effective profit and loss allocation – on a weighted average basis in 2019 was 57.9%, in 2018 was 52.2% and in 2017 was 87.5%.

Breakout of JV Adjusted EBITDA	For the year ended December 31,
(in thousands of U.S. dollars)	2019	2018	2017
Pure Sunfarms Adjusted EBITDA	$20,558	$195	($351)
VFH Adjusted EBITDA	(2,106)	—	—
AVGGH Adjusted EBITDA	(20)	—	—

Total JV Adjusted EBITDA	$18,432	$195	($351)

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of the Joint Venture and VFH and AVGGH (“Hemp”) operations):

	For the year ended December 31, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$144,568	$37,000	$69	$181,637
Cost of sales	(151,913)	(9,009)	(1,682)	(162,604)
Selling, general and administrative expenses	(16,762)	(4,568)	(591)	(21,921)
Stock compensation expense	(4,714)	—	—	(4,714)
Write down of investment	(1,184)		—	(1,184)
Gain on disposal of assets	13,564	(78)	—	13,486
Other income (expense) net	(877)	(497)	(298)	(1,672)
Recovery of income taxes	5,866	(6,572)	3	(703)
Net income (loss)	($11,452)	$16,276	($2,499)	$2,325
Adjusted EBITDA (2)	($17,581)	$20,558	($2,126)	$851
Earnings (loss) per share – basic	($0.23)	$0.33	($0.05)	$0.05
Earnings (loss) per share – diluted	($0.22)	$0.32	($0.05)	$0.05

	For the year ended December 31, 2018
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$150,000	$1,845	$—	$151,845
Cost of sales	(140,683)	(576)	—	(141,259)
Selling, general and administrative expenses	(14,108)	(1,349)	—	(15,457)
Stock compensation expense	(1,454)	—	—	(1,454)
Write down of investment	—	—	—	—
Gain on disposal of assets	—	—	—	—
Other income (expense) net	(3,399)	(146)	—	(3,545)
(Provision for) recovery of income taxes	2,300	55	—	2,355
Net income (loss)	($7,344)	($171)	—	($7,515)
Adjusted EBITDA (2)	$2,443	$195	—	$2,638
Earnings (loss) per share – basic	($0.17)	$0.00	—	($0.17)
Earnings (loss) per share – diluted	($0.17)	$0.00	—	($0.17)

	For the year ended December 31, 2017
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$158,406	$—	$—	$158,406
Cost of sales	(144,433)	—	—	(144,433)
Selling, general and administrative expenses	(14,875)	(614)	—	(15,489)
Stock compensation expense	(1,519)	—		(1,519)
Write down of inventory
Write down of investment
Gain (loss) on sale of assets	(8)	—	—	(8)
Other income (expense) net	(2,623)	(2)	—	(2,625)
Recovery of income taxes	763	148	—	911
Net income (loss)	($4,289)	($468)	$—	($4,757)
Adjusted EBITDA (2)	$6,801	($351)	$—	$6,450
Earnings (loss) per share – basic	($0.11)	($0.01)	$—	($0.12)
Earnings (loss) per share – diluted	($0.11)	($0.01)	$—	($0.12)

Notes:

(1)

The adjusted consolidated financial results have been adjusted to include our share of revenues and expenses from Pure Sunfarms and Hemp on a proportionate accounting basis, on which management bases its operating decisions and performance evaluation. GAAP does not allow for the inclusion of the joint ventures on a proportionate basis. These results include additional non-GAAP measures such as Adjusted EBITDA.

The adjusted results are not generally accepted measures of financial performance under GAAP. Our method of calculating these financial performance measures may differ from other companies and accordingly, they may not be comparable to measures used by other companies.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures”. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Consolidated Adjusted EBITDA includes our majority non-controlling interest Pure Sunfarms, our 65% interest in VFH and our 60% interest in AVGGH.

New Accounting Pronouncements Adopted

In February 2016, the Financial Account Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “Topic 842”), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.

On January 1, 2019, the Company adopted Topic 842, using the modified retrospective method and did not restate prior periods. The Company elected to utilize the package of practical expedients that allows us to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. Our classes of assets include land leases, building leases and equipment leases.

On adoption, the Company recognized lease liabilities in relation to leases which had previously been classified as ‘operating leases’ under the principles of Topic 842. These lease liabilities were measured at the present value of the remaining lease payments, discounted using the borrowing rate of the Company. The weighted average incremental borrowing rate applied to the lease liabilities on January 1, 2019 was 6.25%. These leases are included in right-of-use assets, short-term lease liabilities and long-term lease liabilities in the consolidated statements of financial position. Right-of-use assets are amortized on a straight-line basis over the lease term.

For leases previously classified as finance leases the entity recognized the carrying amount of the lease asset and lease liability immediately before transition as the carrying amount of the right-of-use asset and the lease liability at the date of initial application.

Additionally, the Company has elected the short-term lease exception for all classes of assets, and does not apply the recognition requirements for leases of 12 months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable.

These elections are applied consistently for all leases.

2019
Operating lease commitments disclosed as at December 31, 2018	$5,064
Less: short-term leases recognized on a straight-line basis as expense	(210)

4,854
Discounted using the lessee’s incremental borrowing rate of 6.25% at the date of initial application	4,269
Add: additional leases identified on adoption of Topic 842	88
Add: finance lease liabilities recognized as at December 31, 2018	180

Lease liability recognized as at January 1, 2019	$4,537
Of which are:
Current lease liabilities	871
Non-current lease liabilities	3,666

$4,537

The recognized right-of-use assets relate to the following types of assets:

	December 31, 2018	January 1, 2019
Land	$—	$140
Building	—	4,017
Equipment	176	380

Total right-of-use assets	$176	$4,537

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020 and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. Based on the composition of our trade receivables and other financial assets, current market conditions, and historical credit loss activity, the adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

Critical Accounting Estimates and Judgments

Inventories and cost of sales

Cost of sales is based upon incurred costs, and estimated costs to be incurred, of each crop allocated to both actual and estimated future yields over each crop cycle. The estimates of future yields are reviewed at each reporting period for accuracy. However, numerous factors such as weather, diseases and prevailing market conditions can impact the estimation of pricing, costs, and future yields. The estimated costs to be incurred are based on references to historical costs and updated for discussions with suppliers and senior management. Inventories include the actual cost of the crop not yet defined as a biological asset, packaging supplies, and purchased produce, less the amounts that have been expensed in cost of sales.

Income taxes and deferred income tax assets or liabilities

Management uses judgment and estimates in determining the appropriate rates and amounts in recording deferred taxes, giving consideration to timing and probability. Actual taxes could vary significantly from these estimates as a result of future events, including changes in income tax law or the outcome of reviews by tax authorities and related appeals. The resolution of these uncertainties and the associated final taxes may result in adjustment to our tax assets and tax liabilities. The recognition of deferred income tax assets is subject to judgment and estimation over whether these amounts can be realized.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher, the net income during the years ended December 31, 2019 and 2018 would have been lower by $164 and $138, respectively. This represents $164 and $138 in increased interest expense for the years ended December 31, 2019 and 2018, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2019 and 2018, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7682 and C$1.00 = US$0.7336, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2019 and December 31, 2018 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31,2019 30, 2019	December 31, 2018
Financial assets
Cash and cash equivalents	$1,081	$839
Trade receivables	218	328
JV notes receivable	2,007	1,335
Financial liabilities
Trade payables and accrued liabilities	(351)	(373)
Loan payable	(153)	(193)

Net foreign exchange gain (loss)	$2,802	$1,936

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included beginning on page F-1 of this Annual Report on Form 10-K. See also Item 15, “Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K, and has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of SOX.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of our Board of Directors as of April 1, 2020, positions and their respective ages on that date were:

Name	Age	Position
Michael A. DeGiglio	64	Director, Chief Executive Officer and President
John R. McLernon	79	Chairman, Compensation Committee Chair
Christopher C. Woodward	62	Director, Compensation Committee, Audit Committee
John Henry	72	Director, Audit Committee Chair
David Holewinski	80	Director, Compensation Committee, Audit Committee
Dr. Roberta Cook	65	Director, Compensation Committee
Stephen C. Ruffini	60	Director, Chief Financial Officer and Executive Vice President

No Family Relationships

There are no family relationships between any director and executive officer.

Business Experience and Background of Directors and Executive Officers

We believe that all the current members of our Board of Directors possess the professional and personal qualifications necessary for board service. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Michael A. DeGiglio is a founder of Village Farms International through predecessor companies and has served as its Chief Executive Officer since its inception in 1989. Mr. DeGiglio joined EcoScience Corporation (NASDAQ) a bio-technology company, in November 1992 upon its acquisition of Agro-Dynamics Inc., a company Mr. DeGiglio founded in 1984 and where he served as President since its inception. Additionally, he served as President and Chief Executive Officer of EcoScience from 1995 until its merger with Village Farms in 1999. Prior to commencing his business career in 1983, Mr. DeGiglio served on active duty in the United States Navy from 1976 through 1983, and in the Naval Air reserves from 1983 through 2001, retiring at the rank of Captain. Throughout his Naval career, Captain DeGiglio held multiple Department head positions, successfully completed a tour as Commanding Officer of a jet squadron, performed multiple tours overseas, accumulated over 5,000 hours of military flight time, and completed numerous senior management and military courses. Mr. DeGiglio received a Bachelor of Science degree in Aeronautical Science from Embry Riddle Aeronautical University (ERAU) in Daytona Beach, Florida. He has served as the former Chairman of the Presidential Advisory Board of ERAU.

John R. McLernon has been the Chairman and a Director of the Company since 2006. Mr. McLernon is President of McLernon Consultants Ltd. He is Honorary Chairman and Co-Founder of Colliers International (“Colliers”), a global commercial real estate services company operating from 485 offices in 65 countries. He served as Chairman and Chief Executive Officer of Colliers from 1977 to 2002 and as Chairman until December 2004. Mr. McLernon also serves as a director of several public and private companies as well as major nonprofit organizations, and is Chairman of A&W Revenue Royalties Income Fund and City Office REIT, Inc.

Christopher C. Woodward has been a Director of the Company since 2006. Mr. Woodward serves as chair or director of a number of private and public companies as well as charitable institutions. These include the P.A. Woodward Medical Foundation, Brentwood College, the Sea to Sky Gondola Corp., Cambie Surgeries Corp. and Great Western Brewery. He is currently Chair of the Keg Royalty Trust and he is past Chair of the Vancouver Coastal Health Authority. Mr. Woodward received his Bachelor of Arts (Economics) degree from the University of Western Ontario.

John P. Henry has been a director of the Company since 2006. From 1981 to 2000, Mr. Henry was employed by Ocean Spray Cranberries, Inc. (“Ocean Spray”), retiring as Senior Vice-President of Grower Relations and Chief Financial Officer in 2000. Ocean Spray grew from $400 million to $1.3 billion in revenues during his tenure. Mr. Henry also served as a Director of Nantucket Allserve Inc., a majority owned subsidiary of Ocean Spray. From

1980 to 1981, he was Chief Financial Officer of Castle Toy Co, Inc., and prior to that, Mr. Henry was employed by Laventhol and Horwath providing auditing, consulting and tax services to large public and private companies. He received a Bachelor of Science degree in Business Administration and a Masters in Taxation degrees from Bryant College in Smithfield, Rhode Island. Mr. Henry is a non-practicing Certified Professional Accountant in the State of Rhode Island.

David Holewinski has been a Director of the Company since 2011. Mr. Holewinski is a Management Consultant. He served as a director of Agro Power Development Inc. (“APDI”) from 2004 until October 2006. Between 1995 and 2000, Mr. Holewinski served as Senior Vice President of Business Development for APDI. Mr. Holewinski has co-founded two biotechnology companies, co-founded a company with computer and internet security, as well as co-founded a company with novel precast concrete technology for the construction industry. Between 1983 and 1988, Mr. Holewinski was a Manager of Business Development for ConAgra Foods, Inc. Mr. Holewinski has a Bachelor of Arts degree from Pennsylvania State University and a Master of Business Administration degree from Harvard University.

Dr. Roberta Cook has been a Director of the Company since 2016. On July 1, 2016, Dr. Cook retired from her 31-year position as a Cooperative Extension Marketing Economist in the Department of Agricultural and Resource Economics (ARE) at the University of California, Davis. She is currently an Emerita faculty member, and consults on a broad range of fresh produce marketing issues. She has a PhD in Agricultural Economics from Michigan State University. She served on the board of directors of Ocean Mist Farms, Naturipe Farms and Sunkist, as well as numerous other advisory boards in the produce industry. For nearly a decade, Dr. Cook was Faculty Director of the California Agribusiness Executive Seminar co-sponsored by University of California, Davis and Wells Fargo Bank. In 2011, The Packer honored her as one of the top 25 produce industry leaders.

Stephen C. Ruffini has been a Director of the Company since 2014 and Chief Financial Officer of the Company since 2009. From 2001 to 2005, Mr. Ruffini was a Director and Chief Financial Officer of HIT Entertainment, Ltd., which was the preeminent young children’s entertainment company listed on the London Stock Exchange. From 2006 to 2008, he was the Chief Financial Officer of Performing Brands, which was a publicly listed U.S. company in the beverage industry. He was a Tax Manager with Arthur Andersen from 1984 to 1993. Mr. Ruffini has a Masters of Business Administration degree from the University of Texas and a Bachelor of Business Administration degree from Southern Methodist University.

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers have not been involved in any bankruptcy, criminal convictions or proceedings, order or judgement or decree limiting the person from engaging in any type of business or securities, nor found by a court or the SEC to have violated a Federal or state securities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations form our directors and executive officers, we believe that all the initial Section 16(a) filing requirements for our executive officers, directors and greater than 10% shareholders were filed in a timely manner. Prior to January 1, 2020, our officers and directors were exempt from Section 16(a) reporting in reliance on our prior status as a “foreign private issuer” under SEC rules and regulations, and accordingly, no Section 16(a) reports for our officers and directors were due during the calendar year ended December 31, 2019.

Code of Ethics

We have adopted a code of ethics that applies to all our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our website at http://www.villagefarms.com under the Corporate Governance section of our Investor Relations page. We intend to disclose future amendments to, or waiver of, a provision of our code of ethics to our directors or executive officers on our website.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with the Exchange Act. The Audit Committee reviews with management and Company’s independent registered public accounting firm our financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent registered public accounting firm upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Audit Committee deems appropriate. The Audit Committee’s charter is available on our website, http://www.villagefarms.com, under the Corporate Governance section of our Investor Relations page.

The Audit Committee consists of three directors: Mr. Henry (Chair), Mr. Woodward and Mr. Holewinski. The Board has determined that each member of the Audit Committee is independent and a financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

We are currently considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table for two years for three “Named Executive Officers” with respect to 2019. The Summary Compensation Table below provides a summary of compensation earned by each of our chief executive officer, our chief financial officer and our next-most highly compensated employee in 2018 and 2019 (collectively, the “Named Executive Officers” or “NEOs”), as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K.

SUMMARY COMPENSATION TABLE

(in United States dollars)

Name and Principal Position	Year	Salary	Bonus	Share-Based Awards(1)	Option- Based Awards(2)	All Other Compensation		Total Compensation
Michael A. DeGiglio,	2019	$661,250	—	$543,407	$798,525	$25,713	(3)	$2,028,895
Chief Executive Officer	2018	$639,687	—	$1,827,072	—	$25,659	(3)	$2.492,418
Stephen C. Ruffini,	2019	$402,500	—	$543,407	$798,525	$21,582	(4)	$1,766,014
Executive Vice President and Chief Financial Officer	2018	$389,375	—	$1,225,475	—	$62,400	(4)	$1,677,250
Brett Wiley,	2019	$290,000	—	—	—	$3,625	(5)	$293,625
Senior Vice President – Produce	2018	$282,500	—	—	—	$3,531	(5)	$296,031
Sales and Operations	2017	$275,000	—	—	—	$3,438	(5)	$278,438

(1)

The amounts listed in this column represent the grant date fair value of the Performance-based restricted share units granted to Named Executive Officers in 2019 and 2018, some of which have vested based on performance events involving our cannabis joint venture and have been settled in Common Shares and some of which are still unvested and will only vest if certain performance events are achieved. The grant date fair value is calculated based on the number of Performance-based restricted share units granted multiplied by the price of the Common Shares on the date of grant, converted into United States dollars based on the Bank of Canada closing exchange rate on the grant date.

(2)

The amounts listed in this column represent the grant date fair value of the Options granted to Named Executive Officers as calculated using the Black-Scholes option pricing model resulting in a value of $7.985 per option.

(3)	Mr. DeGiglio received a $24,000 auto allowance and $1,713 in employer 401(k) matches during 2019 and a $24,000 auto allowance and $1,659 in employer 401(k) matches during fiscal 2018.
(4)

Mr. Ruffini received $4,025 and $3,894 in employer 401(k) matches during fiscal 2019 and 2018, respectively Additionally, Mr. Ruffini received a distribution from our 409A deferral plan of $17,557 in 2019 and $58,506 in 2018, which represents prior year wages that Mr. Ruffini deferred into a future period pursuant to the executive deferral plan.

(5)	Mr. Wiley received $3,625 and $3,531 in employer 401(k) matches during fiscal 2019 and 2018, respectively.

Narrative Description of Summary Compensation Table

Total compensation paid to the Named Executive Officers is comprised of three principal components: Salary, Bonus and Equity-based awards (performance share grants and options). Salary is generally fixed and does not vary based on our financial or operational performance. Bonuses, which have not been paid in over three years, is strictly based exceeding our operating budget for a given fiscal year and is based on a percentage of the NEO’s salary. Equity based compensation is two-fold: stock options are granted at the Compensation Committees discretion with a 3-year vesting schedule (33% per year) and performance stock grants are awarded to the NEO’s based on specific short term or longer-term achievement of certain strategic objectives. Our Compensation Committee reviews total compensation, including a review by an outside compensation consulting firm, to see if NEO’s compensation packages are in line with peer companies. For calendar years 2018 and 2019, the Compensation Committee determined that our NEO compensation program was generally competitive with the members of our peer group.

All Other Compensation

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the Company are determined based on our matching of 25% of up to 4% of an eligible employee’s contribution to the 401(k) Plan. The Company also maintains a Section 409A deferral compensation plan allowing NEO and other executives to defer a portion of their base salary to future years. There is no matching employer contribution to our 409A plan. Any compensation shown in the Summary of Compensation Table represents base compensation from prior years paid in the year shown. Additionally, the Company paid an auto allowance to Mr. DeGiglio as shown in the Summary Compensation Table.

Employment Agreements

The Company had an employment agreement with Mr. DeGiglio that expired on December 31, 2019. At this time the Compensation Committee and Mr. DeGiglio are negotiating a new agreement, and currently Mr. DeGiglio is being compensated his base salary plus benefits as previously provided under his now-expired employment agreement. Mr. Ruffini and Mr. Wiley each currently have an employment agreement. Each employment agreement contains standard terms for nondisclosure of proprietary information, inventions assignment and non-competition terms, as well as, if necessary, complying with Section 409A(a)(2)(B) of the Internal Revenue Code which may cause the delay of any severance payments until the first business day of the seventh month following termination.

Employment Agreement – Mr. DeGiglio

Mr. DeGiglio’s employment agreement was effective January 1, 2017 for a term of three years, and it expired on December 31, 2019. Under the terms of the employment agreement, Mr. DeGiglio continues to receive his base salary plus benefits for an additional 36 months after expiration.

Under the employment agreement, Mr. DeGiglio was entitled to receive a base salary, subject to such increases but not decreases as the Compensation Committee determines and an opportunity to earn a short-term incentive plan (bonus) of up to 80% of Mr. DeGiglio’s then base salary and a monthly auto allowance. Additionally, Mr. DeGiglio was entitled to participate in the Compensation Plan (as defined below), which provides for stock options and stock grants, as well as participation in our 401(k) Plan and Section 409A deferral plan as well as other welfare benefit plans including health and dental.

Pursuant to Mr. DeGiglio’s employment agreement, Mr. DeGiglio was entitled to receive severance benefits in the following manner. If Mr. DeGiglio were to die or become disabled during the term of his employment agreement, he would have been entitled to receive his base compensation and benefits for the greater of the remaining term of the agreement or 12-months. Mr. DeGiglio was also entitled to a lump sum payment of 36 months of his then base salary payable within thirty days of his last date of employment, if terminated without cause, as well participation in any welfare benefit plans for a 36-month period. Under the agreement, the Company could terminate Mr. DeGiglio for cause with no severance payments and Mr. DeGiglio could terminate his employment with the Company by providing the Chairman with 30-days’ notice.

Employment Agreement – Mr. Ruffini

Mr. Ruffini’s employment agreement was effective April 1, 2017 for a term of three years. If the term is not extended for an additional three-year term or a new employment agreement is not entered into, Mr. Ruffini shall continue to receive his base salary plus benefits for an additional 18 months. The employment agreement entitles Mr. Ruffini to receive a base salary, subject to such increases but not decreases as the CEO and Compensation Committee shall determine as well as an opportunity to earn a short-term incentive plan (bonus) of up to 50% of Mr. Ruffini’s then base salary based on 80% quantitative measures and 20% qualitative measures. Additionally, Mr. Ruffini is entitled to participate in the Compensation Plan (as defined below), which provides for stock options and stock grants, as well as participation in our 401(k) Plan and Section 409A deferral plan as well as other welfare benefit plans including health and dental.

Pursuant to Mr. Ruffini’s employment agreement, Mr. Ruffini is entitled to receive severance benefits in the following manner. If Mr. Ruffini were to die or become disabled during the term of his employment agreement, he is entitled to receive his base compensation and benefits for the greater of the remaining term of the agreement or 12-months. Mr. Ruffini is also entitled to a lump sum payment of 18 months of his then base salary payable within thirty days of his last date of employment, if terminated without cause, as well participation in any welfare benefit plans for an 18-month period. Mr. Ruffini, as a result of termination without cause or death or disability or good reason, is entitled to a prorated bonus for the portion of the calendar year he was employed. The Company may terminate Mr. Ruffini for cause with no severance payments and Mr. Ruffini may terminate his employment with the Company by providing the Chief Executive Officer with 30-days’ notice.

Mr. Ruffini may also terminate his employment agreement for good reason by providing the Chief Executive Office with a 60-day notice. Good Reason shall mean i) a change materially adverse to Mr. Ruffini’s position, functions, powers or responsibilities, ii) a breach of the employment agreement by the Company, iii) a change in location from our Lake Mary, Florida office or iv) a change in control of the Company.

Employment Agreement – Mr. Wiley

Mr. Wiley’s employment agreement was effective June 1, 2018 for a term of two years. If the term is not extended for an additional two years or a new employment agreement is not entered into, Mr. Wiley shall continue to receive his base salary plus benefits for an additional 2 months. The employment agreement entitles Mr. Wiley to receive a base salary, subject to such increases as the CEO shall determine as well as an opportunity to earn a short-term incentive plan (bonus) of up to 30% of Mr. Wiley’s then base salary. Additionally, Mr. Wiley is entitled to participate in the Compensation Plan (as defined below), which provides for stock options and stock grants, as well as participation in our 401(k) Plan and Section 409A deferral plan as well as other welfare benefit plans including health and dental.

Pursuant to Mr. Wiley’s employment agreement, Mr. Wiley is entitled to receive severance benefits in the following manner. If Mr. Wiley were to die or become disabled during the term of his employment agreement, he is entitled to receive a lump sum equal to six months of his base salary. Mr. Wiley is also eligible to a salary continuation of 12 months of his then base salary payable in the normal course, subject to the Company receiving a full release, for termination without cause by the Company or for good reason by the Employee. Mr. Wiley can terminate his employment agreement for good reason which shall mean i) a change materially adverse to Mr. Wiley’s position, functions, powers or responsibilities or ii) a breach of the employment agreement by the Company, by providing the Company with a 30-day notice. Mr. Wiley does not have any change-in-control benefits in his employment agreement.

Share-Based Compensation Plan

The Company adopted an equity compensation plan (the “Compensation Plan”), effective January 1, 2010, on completion of its conversion into a corporation, in order to attract and retain directors, officers, employees and service providers to the Company and to motivate them to advance the interests of the Company by affording them with the opportunity to acquire an equity interest in the Company. The Compensation Plan has been drafted to comply with the policies of the Toronto Stock Exchange (the “TSX”) as they exist at the date of this Information Circular. The Compensation Plan was most recently approved by the Shareholders on June 14, 2018. The following information is intended as a summary of the Compensation Plan.

The TSX permits the adoption of a “rolling” type of share-based compensation plan whereby the number of shares available for issuance under the plan will not be greater than a rolling maximum percentage of the outstanding shares. The Compensation Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Compensation Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Currently, the Company has 56,250,419 Common Shares outstanding. Therefore, up to 5,625,419 Common Shares may be reserved for issuance under the Compensation Plan. The purpose of adopting a “rolling” type of share- based compensation plan is to ensure that a sufficient number of Common Shares remain issuable under the Compensation Plan to meet the overall objective of the Compensation Plan. Any exercise, redemption, expiry or lapse of awards will make new grants available under the Compensation Plan effectively resulting in a “re-loading” of the number of awards available to be granted. The Compensation Plan must be approved by shareholders every three years.

The Compensation Plan is an omnibus share-based compensation plan, pursuant to which the Company is authorized to award Options, stock appreciation rights, deferred share units, restricted share units (performance based), restricted stock and other share-based awards, which may be settled in shares issued from the treasury or in cash. To date, only Options and Performance based restricted share units have been awarded under the Compensation Plan. As of December 31, 2019, Options to purchase 2,452,666 Common Shares were outstanding, and 739,000 performance-based restricted share units were outstanding.

The Compensation Plan authorizes the Board (or a committee of the Board if so authorized by the Board) to grant awards to “Eligible Persons”. Eligible Persons are directors, officers, employees, consultants, management, company employees and any other service providers of the Company or its affiliates.

The aggregate number of Common Shares issued to insiders of the Company within any one (1) year period under the Compensation Plan, together with any other security-based compensation arrangement, cannot exceed 10% of the outstanding Common Shares. In addition, the aggregate number of Common Shares issuable to insiders of the Company at any time under the Compensation Plan, together with any other security-based compensation arrangement, cannot exceed ten percent (10%) of the outstanding Common Shares. There are otherwise no limits on the maximum number of awards that may be issued to any single Eligible Person.

The date of grant, the number of Common Shares, the term, the vesting period and any other terms and conditions of awards granted pursuant to the Compensation Plan are determined by the Board, subject to the express provisions of the Compensation Plan.

The exercise price of an Option and a stock appreciation right will be the closing price of the Common Shares on the TSX for the trading day immediately preceding the date of the grant. There is no exercise price for other awards. The purchase price for restricted stock will generally be nil, although past service may be treated as consideration for the grant of restricted stock.

Unless otherwise specified by the Board at the time an Option is granted under the Compensation Plan, (i) the term of the Option will be ten (10) years from the date of the grant (which is the maximum allowable term under the Compensation Plan), unless the expiry of the term falls during a blackout (or within ten (10) days following the end of a blackout) from trading in the securities of the Company imposed on certain persons including the optionee pursuant to any policies of the Company; and where such a blackout applies, the expiry of the term of the Option shall automatically be extended to ten (10) business days following the end of the blackout; and (ii) the Option will vest as to one-third (1⁄3) on each of the first three anniversaries of the date of grant.

Subject to the terms of the award agreement and the discretion of the Company to accelerate the vesting of an award, or extend the term of an award (but not to later that the original expiry date of the awards), awards will terminate immediately upon the holder ceasing to be an Eligible Person, provided however, in the event of: (i) death, the vested award continues to be exercisable or redeemable for a period up to six (6) months from the date of death, or (ii) termination without cause or resignation, the vested award continues to be exercisable or redeemable for a period up to ninety (90) days from the date of termination. No award is exercisable following expiry of the term.

For stock appreciation rights, the market appreciation is the fair market value of a Common Share, based on the closing price on the date prior to the exercise date, minus the exercise price. Stock appreciation rights can be granted in relation to an Option either at the date of grant or at a later date.

For stock appreciation rights which are granted in relation to an Option, the vesting, term and other terms and conditions will be the same as for the related Option and the exercise of the stock appreciation right will result in a cancellation of the related Option and vice versa.

For stock appreciation rights which are not granted in relation to an Option and for all other awards, the vesting, redemption and expiry terms will be set out in the award agreement and the terms and conditions of the award will be as set out in the award agreement, or as otherwise set out in the Compensation Plan.

Performance-based restricted share units vest as certain performance related events are achieved. Once the Participant is vested, the Participant may elect to receive the vested units in the form of Common Shares. If the performance related event does not occur or does not occur in the time provided in the grant, the Performance-based restricted share units expire and will be cancelled.

In the event an offer is made for the Common Shares which would result in the offeror exercising control of the Company within the meaning of applicable securities laws, the Board may, in its discretion, provide that any award under the Compensation Plan then outstanding which are not otherwise exercisable may be exercised, in whole or in part, so as to allow the holder to tender the Common Shares received upon such an exercise. No financial assistance is provided to any Eligible Person to facilitate the purchase of Common Shares under the Compensation Plan.

The Compensation Plan contains a formal amendment procedure. The Board may amend certain terms of the Compensation Plan without requiring the approval of the Company shareholders, subject to those provisions of applicable law and regulatory requirements (including the rules, regulations and policies of the TSX), if any, that require the approval of Shareholders. Amendments not requiring shareholder approval include, without limitation: altering, extending or accelerating Option vesting terms and conditions; amending the termination provisions of an Option; accelerating the expiry date of an Option; determining adjustments pursuant to the provisions of the Compensation Plan concerning corporate changes; amending the definitions contained in the Compensation Plan; amending or modifying the mechanics of exercising or redeeming awards; amending provisions relating to the administration of the Compensation Plan; making “housekeeping” amendments, such as those necessary to cure errors or ambiguities contained in the Compensation Plan; effecting amendments necessary to comply with the provisions of applicable laws; and suspending or terminating the Compensation Plan.

The Compensation Plan specifically provides that the following amendments require shareholder approval: increasing the number of Common Shares issuable under the Compensation Plan, except by operation of the “rolling” maximum reserve; amending the Compensation Plan which amendment could result in the aggregate number of Common Shares issued to insiders within any one year period or issuable to insiders at any time under the Compensation Plan, together with any other security based compensation arrangement, exceeding 10% of the outstanding Common Shares; extending the term of any award beyond the expiry of the original term of the award; reducing the exercise price of an Option or cancelling and replacing Options with Options having a lower exercise price; amending the class of Eligible Persons which would have the potential of broadening or increasing participation in the Compensation Plan by insiders; amending the formal amendment procedures; and making any amendments required to be approved by our shareholders under applicable law.

Outstanding Option Awards at Fiscal Year-End

The following table sets out the option and performance-based restricted share unit awards outstanding for the Named Executive Officers as at December 31, 2019.

Name	Number of Common Shares Underlying Unexercised Options Exercisable	Number of Common Shares Underlying Unexercised Options Unexercisable	Option Exercise Price (C$)[1]	Option Expiration Date	Number of Performance Shares That Have Not Vested	Market Value of Performance Shares That Have Not Vested (US$)[2]
Michael A. DeGiglio	100,000		$0.98	March 14, 2022	230,000	$1,432,900
	100,000		$1.14	March 18, 2024
	100,000		$1.10	March 29, 2026
	—	100,000	$14.00	March 12, 2029
Stephen C. Ruffini	50,000		$0.95	May 20, 2021	170,000	$1,059,100
	50,000		$0.98	March 13, 2022
	100,000		$0.65	March 14, 2023
	75,000		$1.14	March 18, 2024
	—	100,000	$14.00	March 12, 2029
Brett Wiley	50,000		$0.95	May 20, 2021
	27,000		$0.85	September 26, 2023
	50,000		$1.19	June 30, 2026

(1)	The Option Exercise Price is determined by the fixed Canadian option exercise price times the US/ CA dollar exchange rate of $0.769 on December 31, 2019 rounded to the nearest US penny.
(2)	The Market Value of the Performance Share not vested (not earned) is based on the closing stock price of VFF on Nasdaq on December 31, 2019 of US$6.23.

Director Compensation

Each non-management director of the Company receives a retainer of C$18,000 per year, payable in monthly installments of C$1,500, plus C$1,500 per meeting and C$750 per teleconference. The Chairman receives an additional annual fee of C$10,000 payable in monthly installments. The Audit Committee Chairman receives an additional C$5,000 per year, payable monthly. The Compensation Committee Chairman receives an additional C$3,000 per year, payable monthly. The Audit Committee members receive an annual fee of C$6,000, payable monthly, plus C$1,000 per meeting and C$500 per teleconference. The Compensation Committee members receive an annual fee of C$3,000, payable monthly, plus C$1,000 per meeting and C$500 per teleconference. Directors are also entitled to be reimbursed for reasonable out of pocket expenses incurred by them in connection with their services as directors. Directors of the Company are also eligible to participate in the Compensation Plan. Options were granted to non-management directors in 2019, as well as two non-management directors also received stock performance grants in 2019 for specific strategic objectives, one of which was earned in 2019 and one of which is unearned.

The following table provides compensation information for the calendar year ended December 31, 2019 for each non-employee member of the Board.

Name	Fees Earned	Share- Based Awards(3)	Option- Based Awards(4)	Total
John R. McLernon(1)	$33,998	$271,733	$159,705	$465,436
Christopher C. Woodward(1)	$28,896	$271,733	$159,705	$460,334
John P. Henry(2)	$31,717	—	$119,779	$151,496
Dave Holewinski(2)	$30,211	—	$119,779	$149,990
Roberta Cook(2)	$21,165	—	$79,852	$101,017

(1)	Paid in Canadian dollars. The US dollar amount shown was converted monthly at the average exchange rate for each month as posted by the Bank of Canada.
(2)	Paid in US dollars.
(3)

The amounts listed in this column represent the grant date fair value of the Performance-based restricted share units granted to the non-employee director based on performance events involving our cannabis joint venture and other global cannabis business opportunities of which our cannabis joint venture event has been earned and the other global business opportunity is still in preliminary discussion. The grant date fair value is calculated based on the number of Performance-based restricted share units granted multiplied by the price of the Common Shares on the date of grant, converted into United States dollars based on the Bank of Canada closing exchange rate on the grant date.

(4)

The amounts listed in this column represent the grant date fair value of the Options granted to Named Executive Officers as calculated using the Black-Scholes option pricing model resulting in a value of $7.985 per option.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS

The following table sets forth information as of March 24, 2020 with respect to beneficial ownership of our common stock by (i) each director and NEO, (ii) each person known by the Company to own beneficially more than 5% of our outstanding common stock and (iii) all directors and NEO as a group. This table has been prepared based on 56,250,419 shares of Common Stock outstanding as of April 1, 2020. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and performance stock grants that are either immediately exercisable or exercisable within 60 days of March 24, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Ownership or Control Over Common Shares	Percentage if Common Stock beneficially owned
Greater than 5% Stockholders:
Michael A. DeGiglio (also a Director and NEO) c/o Village Farms 90 Colonial Center Parkway Suite 100 Lake Mary, FL 32746(1)	9,774,882	17.4%
Directors and Named Executive Officers:(2)
John P. Henry(3)	102,000	*
John R. McLernon(4)	182,234	*
Christopher C. Woodward(5)	222,367	*
David Holewinski(6)	200,000	*
Stephen C. Ruffini(7)	972,732	1.7%
Dr. Roberta Cook(8)	48,333	*
Brett Wiley(9)	151,200	*
All Directors and Executive Officers as Group (7)	11,502,548	20.4%

*	Denotes less than 1% beneficial ownership.
(1)	Consists of 9,441,549 Common Shares and options to purchase 333,333 Common Shares that are exercisable within 60 days of March 24, 2020.
(2)	The address of each of the directors and NEOs is c/o Village Farms International, 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3.
(3)	Consists of 35,000 Common Shares and options to purchase 67,000 Common Shares that are exercisable within 60 days of March 24, 2020.
(4)	Consists of 108,900 Common Shares and options to purchase 73,334 Common Shares that are exercisable within 60 days of March 24, 2020.
(5)	Consists of 153,700 Common Shares and options to purchase 68,667 Common Shares that are exercisable within 60 days of March 24, 2020.
(6)	Consists of 133,000 Common Shares and options to purchase 67,000 Common Shares that are exercisable within 60 days of March 24, 2020.
(7)	Consists of 664,399 Common Shares and options to purchase 308,333 Common Shares that are exercisable within 60 days of March 24, 2020.
(8)	Consists of 20,000 Common Shares and options to purchase 28,333 Common Shares that are exercisable within 60 days of March 24, 2020.
(9)	Consists of 24,200 Common Shares and options to purchase 127,000 Common Shares that are exercisable within 60 days of March 24, 2020.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table presents information as of December 31, 2019 with respect to compensation plans under which our Common Shares may be issued. For information regarding our Compensation Plan, see Item 11, “Executive Compensation—Share-Based Compensation Plan” above.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	3,191,666	C$	3.93	2,074,001
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	3,191,666			2,074,001

(1)

Includes performance-based restricted share units that are exercisable for no consideration. Excluding performance-based restricted share units, the weighted-average exercise price reported in this column would be CAD$5.12.

ITEM 13.	CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as described below, there have been no transactions since January 1, 2018 to which the Company has been a participant in which any of our directors, NEO or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” as described in this Form 10-K.

Securityholders’ Agreement with Mr. DeGiglio

Michael DeGiglio, our Chief Executive Officer, is party to the Amended and Restated Securityholders’ Agreement, by and among the Company, VF Operations Canada Inc., Mr. DeGiglio, Albert Vanzeyst and Kenneth Hollander and certain related entities, dated December 31, 2009 (the “Securityholders’ Agreement”), pursuant to which the Company has granted to Mr. DeGiglio certain pre-emptive rights, as well as “demand” and “piggy back” registration rights. These rights enable Mr. DeGiglio to require the Company to file a prospectus (in the case of a demand registration) and otherwise assist with a public offering of Common Shares, subject to certain limitations. In the event of a “piggy back” offering, our financing requirements are to take priority. Subject to the approval of the TSX, in the event that the Company decides to issue equity securities or securities convertible into or exchangeable for equity securities of the Company other than to officers, employees, consultants or directors of the Company or any subsidiary of the Company pursuant to a bona fide incentive compensation plan, the Securityholders’ Agreement provides, among other things, Mr. DeGiglio with pre-emptive rights to purchase such number of newly issued equity securities in order to maintain his pro rata ownership interest in the Company.

Independence of the Board and Board Committees

Our Board of Directors is currently composed of seven directors, five of whom (Ms. Cook, Mr. McLernon, Mr. Henry, Mr. Holewinski and Mr. Woodward) meet the independence standards under the listing standards of Nasdaq. Each member of the Audit Committee and Compensation Committee also meet such independence standards, and in the case of Audit Committee members, the additional independence requirements of Rule 10A-3 of the Exchange Act). Each year the Board of Directors reviews the composition of the Board of Directors, the Audit Committee and the Compensation Committee, and assesses whether a Board or Committee member is “independent” under the applicable standards. In making such determinations, the Board of Directors has considered all transactions, relationships or arrangements involving the directors, whether or not disclosed as “related party transactions” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

FEE CATEGORY	2019		2018
Audit Fees (1)	C$	513,500	C$	341,827
Audit-related fees (2)	C$	100,047	C$	71,400
Tax Fees (3)	C$	67,500	C$	254,246
Total fees C$	C$	681,047	C$	667,473

(1)

Audit fees include fees for professional services provided by PwC in connection with the audit of our consolidated financial statements, review of our quarterly financial statements and related services such as work in connection with registration statements.

(2)	Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit and other US securities rules and regulations.
(3)	Tax fees include fees for tax compliance, advice and planning.

Policy on Audit Committee Pre-Approval or Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firms

Our Audit Committee generally pre-approves all audit and permitted non-audit and tax services provided by independent registered public accounting firms. Pre-approval is detailed as to the particular service and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services performed to date. All of the services relating to the fees described in the table were approved by the Audit Committee.

PART IV.

ITEM 11.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements. We have included the following financial statements as part of this Annual Report, including the financial statements of Pure Sunfarms, as required by Rule 3-09 of Regulation S-X.

Village Farms:

Pure Sunfarms:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

3.1	Articles of Amalgamation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.2	By-laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.3	By-laws amendment (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed on December 20, 2019)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

4.2	Description of Common Shares

4.3	Securityholders’ Agreement, as amended and restated on December 31, 2009

10.1	Village Farms International, Inc. Share-Based Compensation Plan adopted on December 31, 2009 +

10.2	Credit Facility Agreement by and between Village Farms Canada Limited Partnership and Farm Credit Canada, dated March 28, 2013

10.3	Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated August 29, 2013.

10.4	Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Farm Credit Canada, dated March 24, 2016.

10.5	Second Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated May 31, 2016.

10.6	Delta 1 – Option to Lease Agreement by and between the registrant, Village Farms Canada Limited Partnership, 1121371 B.C. LTD. and Emerald Health Botanicals Inc., dated June 6, 2017. ^

10.7	Shareholders Agreement by and between the registrant and Emerald Health Therapeutics, Inc., dated June 6, 2017. ^

10.8	Settlement Agreement and Mutual Release by and between the registrant, Emerald Health Therapeutics Inc., Emerald Health Therapeutics Canada Inc., and Pure Sunfarms Corp., dated March 2, 2020. ^

10.9	Employment Agreement by and between Bret Wiley and the Company. + (1)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Accounting Firm PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2019, 2018 and 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

+	Indicates management contract or compensatory plan.
^

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections

(1)

When entered into, each of the new employment agreements for our Chief Executive Officer and Chief Financial Officer will be filed as an exhibit to a Current Report on Form 8-K or in the Company’s next periodic report under Section 13(a) of the Exchange Act.

ITEM 12.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2020.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. DeGiglio and Stephen C. Ruffini, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 1, 2020.

Signature	Title

/s/ Michael A. DeGiglio Michael A. DeGiglio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen C. Ruffini Stephen C. Ruffini	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ John R. McLernon John R. McLernon	Director, Chair

/s/ Dr. Roberta Cook Dr. Roberta Cook	Director

/s/ John P. Henry John P. Henry	Director

/s/ Dave Holewinski David Holewinski	Director

/s/ Christopher C. Woodward Christopher C. Woodward	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (together, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

April 1, 2020

We have served as the Company’s auditor since 2006.

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$11,989	$11,920
Trade receivables, less allowance for doubtful accounts of $5 and $50, respectively	8,997	11,292
Inventories (note 2)	15,918	24,956
Amounts due from joint venture (note 12)	15,418	10,873
Other receivables	342	332
Income tax receivable	713	—
Prepaid expenses and deposits	1,259	889

Total current assets	54,636	60,262

Non-current assets
Property, plant and equipment (note 4)	63,158	72,188
Operating right-of-use assets (note 8)	3,485	—
Finance right-of-use assets (note 8)	97	176
Investment in joint ventures (note 5)	41,334	6,341
Note receivable - joint ventures (note 12)	10,865	—
Deferred tax asset	7,999	274
Other assets	1,834	2,207

Total assets	$183,408	$141,448

LIABILITIES
Current liabilities
Line of credit	$2,000	$2,000
Trade payables	12,653	14,601
Current maturities of long-term debt (note 6)	3,423	3,414
Operating lease liabilities - current (note 8)	875	—
Finance lease liabilities - current (note 8)	61	78
Accrued liabilities (note 7)	3,017	3,509

Total current liabilities	22,029	23,602

Non-current liabilities
Long-term debt (note 6)	28,966	32,261
Deferred tax liability (note 13)	1,873	—
Operating lease liabilities - long term (note 8)	2,690	—
Finance lease liabilities - long term (note 8)	34	102
Other liabilities	1,357	1,050

Total liabilities	56,949	57,015

Commitments and contingencies (note 9)

SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 52,656,669 shares issued and outstanding at December 31, 2019 and 47,642,672 shares issued and outstanding at December 31, 2018	98,333	60,872
Additional paid in capital	4,351	2,198
Accumulated other comprehensive loss	(475)	(562)
Retained earnings	24,250	21,925

Total shareholders’ equity	126,459	84,433

Total liabilities and shareholders’ equity	$183,408	$141,448

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands of United States dollars, except per share data)

	2019	2018	2017
Sales (note 14)	$144,568	$150,000	$158,406
Cost of sales	(151,913)	(140,683)	(144,433)

Gross margin (note 14)	(7,345)	9,317	13,973
Selling, general and administrative expenses	(16,762)	(14,108)	(14,875)
Stock compensation	(4,714)	(1,454)	(1,519)
Interest expense	(2,614)	(2,794)	(2,695)
Interest income	1,036	311	—
Foreign exchange gain (loss)	433	(1,047)	26
Other income	268	131	46
Gain on disposal of assets (note 5)	13,564	—	(8)
Loss on write-off of investment (note 5)	(1,184)	—	—

(Loss) before taxes and earnings of unconsolidated entities	(17,318)	(9,644)	(5,052)
Recovery of (provision for) income taxes (note 13)	5,866	2,300	763

Loss from consolidated entities after income taxes	(11,452)	(7,344)	(4,289)
Equity earnings from unconsolidated entities (note 5)	13,777	(171)	(468)

Net income (loss)	$2,325	$(7,515)	$(4,757)

Basic income(loss) per share (note 15)	$0.05	$(0.17)	$(0.12)

Diluted income (loss) per share (note 15)	$0.05	$(0.17)	$(0.12)

Weighted average number of common shares used in the computation of net income (loss) per share:
Basic	49,418,228	44,356,699	39,143,912

Diluted	51,178,981	44,356,699	39,143,912

Net income (loss)	$2,325	$(7,515)	$(4,757)
Other comprehensive income (loss):
Foreign currency translation adjustment	87	(171)	150

Comprehensive income (loss)	$2,412	$(7,686)	$(4,607)

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands of United States dollars, except for shares outstanding)

	Number of Common Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2017	38,882,945	$24,954	$1,392	$(541)	$34,197	$60,002
Shares issued pursuant to public offering, net of issuance costs	2,500,000	9,769	—	—	—	9,769
Shares issued on exercise of stock options (note 16)	91,667	59	—	—	—	59
Issuance of warrants for common shares	—	—	148	—	—	148
Share-based compensation (note 16)	768,000	1,333	186	—	—	1,519
Cumulative translation adjustment	—	—	—	150	—	150
Net loss	—	—	—	—	(4,757)	(4,757)

Balance at December 31, 2017	42,242,612	$36,115	$1,726	$(391)	$29,440	$66,890

Shares issued pursuant to public offerings, net of issuance costs	3,097,200	15,737	—	—	—	15,737
Shares issued pursuant to private placement of common shares, net of issuance costs	1,886,793	7,755	—	—	—	7,755
Shares issued on exercise of stock options (note 16)	365,733	434	(151)	—	—	283
Share-based compensation (note 16)	50,334	831	623	—	—	1,454
Cumulative translation adjustment	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	(7,515)	(7,515)

Balance at December 31, 2018	$47,642,672	$60,872	$2,198	$(562)	$21,925	$84,433

Shares issued pursuant to public offering, net of issuance costs	4,059,000	34,225		—	—	34,225
Shares issued on exercise of stock options (note 16)	212,332	324	(116)	—	—	208
Share-based compensation (note 16)	442,665	2,298	2,417	—	—	4,715
Warrants	300,000	614	(148)	—	—	466
Cumulative translation adjustment	—	—	—	87	—	87
Net loss	—	—	—	—	2,325	2,325

Balance at December 31, 2019	52,656,669	$98,333	$4,351	$(475)	$24,250	$126,459

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands of United States dollars)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,325	$(7,515)	$(4,757)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,366	7,027	7,659
Amortization of deferred charges	76	76	—
(Gain) loss on disposal of assets (note 5)	(13,564)	—	8
Loss on write-off of investment in joint venture (note 5)	1,184	—	—
Share of (income) loss from joint venture (note 8)	(13,777)	170	470
Interest expense	2,614	2,718	2,695
Interest income	(1,036)	(311)	—
Share-based compensation	4,714	1,454	1,519
Lease payments	(1,043)	—	—
Deferred income taxes	(5,855)	(2,730)	(792)
Interest paid on long-term debt	(2,635)	(2,417)	(2,614)
Changes in non-cash working capital items (note 17)	5,244	(3,149)	(3,519)

Net cash (used in) provided by operating activities	(14,387)	(4,677)	669

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,287)	(3,093)	(1,696)
Investment in joint venture	(96)	—	—
Notes receivable loaned to joint ventures (note 11)	(14,507)	(10,462)	—
Proceeds from sale of land	52	65	—

Net cash used in investing activities	(16,838)	(13,490)	(1,696)

Cash flows from financing activities:
Proceeds from borrowings	4,000	7,000	7,306
Repayments on borrowings	(7,423)	(7,706)	(14,320)
Proceeds from issuance of common stock, net	34,226	23,492	9,769
Proceeds from exercise of stock options	208	283	59
Proceeds from exercise of warrants	466	—	—
Payments lease obligations	(90)	(71)	(59)

Net cash provided by financing activities	31,387	22,998	2,755

Effect of exchange rate changes on cash and cash equivalents	(93)	(2)	(10)

Increase in cash and cash equivalents	69	4,829	1,718
Cash and cash equivalents, beginning of year	11,920	7,091	5,373

Cash and cash equivalents, end of year	$11,989	$11,920	$7,091

Supplemental cash flow information:
Income taxes paid (recovered)	$904	$290	$(25)

Supplemental disclosure of non-cash information:
Purchases of capital expenditures by financing capital lease	$—	$—	$190

Issuance of warrants	$—	$—	$148

The accompanying notes are an integral part of these consolidated financial statements.

.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF”) the parent company, together with its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of December 31, 2019 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”), a 60% equity interest in Arkansas Valley Green and Gold Hemp (“AVGG Hemp) and a 53.5% equity interest in Pure Sunfarms Corp. (“Pure Sunfarms”), all of which are recorded as equity investees, see Investments in Joint Ventures (note 5).

The Company’s shares are listed on the Toronto Stock Exchange under the symbol VFF and are also listed in the United States on the Nasdaq Capital Market (“Nasdaq”) under the symbol VFF.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. The Company, through its subsidiary VFCE, owns and operates a 7.0 MW power plant that generates electricity. The Company’s joint venture, Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada. The Company’s joint ventures, VF Hemp and AVGG Hemp, are cultivators of high cannabidiol (“CBD”) hemp in multiple states in the United States.

2	BASIS OF PRESENTATION

Basis of Presentation

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and the following accounting policies have been consistently applied in the preparation of the consolidated financial statements. Previously, the Company prepared its consolidated financial statements under International Financial Reporting Standards (“IFRS”) as permitted by securities regulators in Canada, as well as in the United States under the status of a Foreign Private Issuer as defined by the United States Securities and Exchange Commission (“SEC”). At the end of the second quarter of 2019, the Company determined that it no longer qualified as a Foreign Private Issuer under the SEC rules. As a result, beginning January 1, 2020 the Company is required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The transition to US GAAP was made retrospectively for all periods from the Company’s inception.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met. Material intercompany transactions and accounts have been eliminated in consolidation.

All intercompany transactions, balances and unrealized gains and losses from intercompany transactions are eliminated on consolidation.

Functional and Presentation Currency

The functional currency for each entity included in these consolidated financial statements is the currency of the primary economic environment in which the entity operates. These consolidated financial statements are presented in United States dollars (“U.S. dollars”) which have been rounded to the nearest thousands, except per share amounts. Currency conversion to U.S. dollars is performed in accordance with ASC 830, Foreign Currency Matters.

3	SIGNIFICANT ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATION UNCERTAINTY

The significant accounting policies set out below have been applied consistently to all periods presented in these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Use of Estimates

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from these estimates and those differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held with banks, and other highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.

Sales, Trade Receivables and Concentrations of Credit Risk

For both 2019 and 2018, approximately 83% of the Company’s sales were in the United States. In 2019 three customers, Wal-mart, Kroger and Publix Super Markets, comprised 11.8%, 10.9% and 10.6% of sales, respectively. In 2018 two customers, Publix Super Markets and Kroger comprised 12.0% and 11.4% of sales, respectively.

Trade receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible.

As of December 31, 2019, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 16.9% of the balance. As of December 31, 2018, the Company’s trade receivables had two customers that represented more than 10% of the balance of trade receivables, representing 13.8% and 11.5%. The Company believes that its expected credit losses are limited due to the protection afforded to the Company by the Perishable Agricultural Commodities Act (the “PACA”) for its sales in the United States, which represents the majority of the Company’s annual sales and accounts receivable at year end. The PACA protection gives a claim filed under the PACA first lien on all PACA assets (which include cash and trade receivables of the debtor).

Inventories

Inventories, consisting of crop inventory, purchased produce inventory and spare parts inventory are valued at the lower of cost or net realizable value determined using weighted average cost or first-in first out methods. Costs included in crop inventory include but are not limited to raw material packaging, direct labor, overhead, and the depreciation of growing equipment and facilities determined at normal capacity. These costs are expensed as cost of sales when the crops are harvested and delivered throughout the various crop cycles, which end at various times throughout the year. Inventories consisted of the following:

	December 31, 2019	December 31, 2018
Crop inventory	$15,281	$24,249
Purchased produce inventory	530	643
Spare parts inventory	107	64

	$15,918	$24,956

As of December 31, 2019 and 2018 crop inventory was written down by $218 and $401, respectively, to its net realizable value.

Equity Method Investments and Variable Interest Entities

The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the consolidated statements of financial position and as a non-operating item in the consolidated statements of income (loss) and comprehensive income (loss).

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in earnings from joint ventures in the consolidated statements of income (loss). The Company’s investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s equity investments are determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates and future currency exchange rates (Level 3). The Company did not record an impairment charge on any of its equity investments in fiscal years 2019, 2018, or 2017, except as noted in Note 4.

Prior to the adoption of Accounting Standards Codification (“ASC”) 606 - ”Revenues from Contracts with Customers” the Company measured its nonmonetary equity contributions at the book value of the assets being contributed with no gain or loss being recognized. Following the adoption of ASC 606, the Company measures nonmonetary equity contributions at fair value, which provides for recognizing a gain or loss upon the derecognition of the nonmonetary assets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is allocated between cost of sales and SG&A expenses depending on the type of asset and is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life of the asset, whichever is shorter. Maintenance and repairs are charged to cost of sales when incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Land is not depreciated. The estimated useful lives of the class of assets for the current and comparative periods are as follows:

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-12 years

Construction in process reflects the cost of assets under construction, which are not depreciated until placed into service.

Revenue Recognition

Prior to January 1, 2018, revenue from the sale of produce in the course of ordinary activities was measured at the fair value of the consideration received or receivable, net of returns, trade discounts and volume rebates. Revenue from the production and sale of power was measured at the fair value of the consideration received or receivable. Revenue was recognized when persuasive evidence existed that the significant risks and rewards of ownership have been transferred to the customer, recovery of the consideration was probable, the associated costs and possible return of goods could be estimated reliably, there was no continuing management involvement with the goods, and the amount of revenue could be measured reliably. If it was probable that discounts would be granted and the amount could be measured reliably, then the discount was recognized as a reduction of revenue as the sales were recognized. The timing of the transfer of risks and rewards occurred at the time the produce had been successfully delivered, the risk of loss had passed to the customer, and collectability was reasonably assured.

Following the adoption of ASC 606 on January 1, 2018 using the modified retrospective transition approach the Company now recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In order to achieve this core principle, the Company applies a five-step process. The Company generates its revenue through the sale of grown produce and third party produce, with standard shipping terms and discounts, and through the production and sale of power. The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders they receive from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods and their performance obligation is complete. Revenue is measured as the amount of consideration the Company expects to receive in exchange for

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

transferring product. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer was unable to pay amounts due. The Company initially estimates the allowance required at the time of revenue recognition based on historical experience and makes changes to the allowance based on various factors, including changes in the customer’s financial condition or payment patterns.

The Company sells electricity to British Columbia Hydro and Power Authority. Revenues are recognized as the electricity is delivered to/consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption. The Company has elected to exclude taxes collected from its customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price.

Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling costs are included in cost of sales as incurred or at the time revenue is recognized for the related goods, whichever comes first.

Impairments of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets are grouped with other assets to the lowest level to which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or broker’s estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

Segment Reporting

Operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). Based on the aggregation criteria in ASC 280, Segment Reporting, the Company has identified two operating segments, the Produce Business and the Energy Business.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency at the exchange rates in effect at the reporting date. Non-monetary assets and liabilities that are measured at fair value in a foreign currency are translated to the functional currency at the exchange rate in effect when the fair value was determined. Foreign currency differences are generally recognized in net income. Non-monetary items that are measured based on historical cost in a foreign currency are translated to the functional currency using the exchange rate in effect at the date of the transaction giving rise to the item.

Fair Value Measurements

Pursuant to the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements. Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation. The Company classifies assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The three levels are defined as follows:

Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Observable inputs, other than those included in Level 1, based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

Transfers between levels of the fair value hierarchy are deemed to have occurred at the end of the reporting period in which the event or change of circumstances caused the transfer to occur.

Advertising

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. These expenses totaled $83, $160 and $201 for the years ended 2019, 2018 and 2017, respectively.

Share-Based Compensation

The Company grants stock options and performance-based restricted stock (“RS”) to certain employees and directors.

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

Stock options generally vest over three years (33% per year following the grant date) and expire after ten years. Each tranche in an award is considered a separate award with its own vesting period. The fair value of each tranche is measured at the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the tranche’s vesting period by increasing additional paid-in capital based on the number of awards expected to vest. The number of awards expected to vest is reviewed at least annually, with any impact recognized immediately.

The RS granted will be settled using the Company’s own equity and issued from treasury if the performance standard is met. The equity-settled share-based compensation is measured at the fair value of the Company’s common shares as at the grant date in accordance with the terms of the Company’s Stock Compensation Plan. The fair value determined at the grant date is charged to income when performance based vesting conditions are met, based on the number of RS that will eventually be converted to common shares, with a corresponding increase in equity.

Income Taxes

Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company evaluates uncertain income tax positions in a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

Basic and Diluted Income (Loss) Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period. The treasury stock method is used for the calculation of diluted income per share. Under this method, the weighted average number of common shares outstanding assumes that the proceeds to be received on the exercise of dilutive share options are applied to repurchase common shares at the average market price for the period. Share options are dilutive when the average market price of the common shares during the period exceeds the exercise price of the options. Options to purchase shares of common stock and RS are not included in the calculation of net income (loss) per share when the effect is anti-dilutive.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

New Accounting Pronouncements Adopted

Prior to the adoption of ASU 2016-02, Leases, for leases where the Company assumed substantially all the risks and rewards of ownership were classified as finance leases. Upon initial recognition, the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset was accounted for in accordance with the accounting policy applicable to that asset. Other leases are operating leases and rent expenses were recognized in the Company’s consolidated statements of (loss) income.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “Topic 842”), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.

On January 1, 2019, the Company adopted Topic 842, using the modified retrospective method and did not restate prior periods. The Company elected to utilize the package of practical expedients that allows us to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. The Company’s classes of assets include land leases, building leases and equipment leases.

On adoption, the Company recognized lease liabilities in relation to leases which had previously been classified as ‘operating leases’ under the principles of Topic 842. These lease liabilities were measured at the present value of the remaining lease payments, discounted using the borrowing rate of the Company. The weighted average incremental borrowing rate applied to the lease liabilities on January 1, 2019 was 6.25%. These leases are included in right-of-use assets, short-term lease liabilities and long-term lease liabilities in the consolidated statements of financial position. Right-of-use assets are amortized on a straight-line basis over the lease term.

For leases previously classified as finance leases the entity recognized the carrying amount of the lease asset and lease liability immediately before transition as the carrying amount of the right-of-use asset and the lease liability at the date of initial application.

Additionally, the Company has elected the short-term lease exception for all classes of assets, and does not apply the recognition requirements for leases of 12 months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.

2019
Operating lease commitments disclosed as at December 31, 2018	$5,064
Less: short-term leases recognized on a straight-line basis as expense	(210)

4,854
Discounted using the lessee’s incremental borrowing rate of 6.25% at the date of initial application	4,269
Add: additional leases identified on adoption of Topic 842	88
Add: finance lease liabilities recognized as at December 31, 2018	180

Lease liability recognized as at January 1, 2019	$4,537
Of which are:
Current lease liabilities	871
Non-current lease liabilities	3,666

$4,537

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The recognized right-of-use assets relate to the following types of assets:

	December 31, 2018	January 1, 2019
Land	$—	$140
Building	—	4,017
Equipment	176	380

Total right-of-use assets	$176	$4,537

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions, and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

4	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2019	December 31, 2018
Land	$3,204	$3,932
Leasehold and land improvements	3,820	3,821
Buildings	72,772	76,989
Machinery and equipment	61,871	64,937
Construction in progress	1,697	552
Less: Accumulated depreciation	(80,206)	(78,043)

Property, plant and equipment, net	$63,158	$72,188

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Depreciation expense on property, plant and equipment, was $7,366, $7,027 and $7,659 for the years ending December 31, 2019, 2018 and 2017, respectively. On March 31, 2019, Pure Sunfarms exercised its option to acquire the Delta 2 assets and operations (note 5).

5	INVESTMENTS – EQUITY METHOD AND JOINT VENTURES

Pure Sunfarms Corp.

On June 6, 2017, the Company entered into an agreement to form Pure Sunfarms, a B.C. corporation, with Emerald Health Therapeutics Inc. (“Emerald”). The purpose of Pure Sunfarms is to produce, market and distribute cannabis in Canada. Village Farms held a 50% equity ownership interest in Pure Sunfarms in the form of common shares until November 19, 2019, at which time, upon entering the Settlement Agreement, the Company’s ownership increased to 53.5% through December 31, 2019.

Pursuant to the terms of a Supply Agreement that Pure Sunfarms had with Emerald, Emerald had a right to purchase 40% of Pure Sunfarms cannabis production at a fixed price, subject to the terms and conditions of the Supply Agreement. To the extent that Emerald did not fulfill its purchase obligation, Pure Sunfarms was able to sell that excess production to other parties in the open market. The Supply Agreement stipulated that Emerald was required to pay Pure Sunfarms the difference between the fixed price and the selling price realized from other parties. During the quarter ended September 30, 2019, Emerald did not fulfill its purchase obligation and Pure Sunfarms sold the product on the open market to arm’s length parties at prices lower than the fixed price in the Supply Agreement. As a result, under the terms of the Supply Agreement, Pure Sunfarms invoiced Emerald for the difference which amounted to approximately CA$7.2 million. These charges were disputed by Emerald when initially invoiced.

On March 6, 2020 the Company and Emerald closed a Settlement Agreement in order to settle all outstanding disputes with respect to their joint venture Pure Sunfarms. Under the terms of the Settlement Agreement:

•

The 5,940,000 common shares of Pure Sunfarms that were placed in escrow pending Emerald’s CA$5,940 equity contribution to Pure Sunfarms (originally due in November 2019) were cancelled, effective as of November 19, 2019, and Village Farms and Emerald have ceased arbitration proceedings on the matter;

•

Emerald forfeited and waived repayment by Pure Sunfarms of its outstanding CA$13.0 million shareholder loan to Pure Sunfarms (plus accrued interest of CA$1.1 million) and Emerald issued a promissory note to Pure Sunfarms in the amount of CA$952 related to certain amounts it owed Pure Sunfarms under the terms of the Supply Agreement;

•

Pure Sunfarms released Emerald from all liabilities arising from their Supply Agreement under which Emerald had the provision to purchase 40% of Pure Sunfarms’ aggregate production in 2018 and 2019 including $7.2 million from the quarter ended September 30, 2019;

•	On March 20, 2020, Emerald transferred 2.5% of additional equity in Pure Sunfarms to Village Farms;

•

Pure Sunfarms and Emerald have released each other from their current supply agreement under which Emerald had the provision to purchase 25% of Pure Sunfarms’ aggregate cannabis production from the Delta facilities in 2020, 2021 and 2022; and

•	Village Farms and Emerald have mutually released each other from all claims related to or arising from the disputes.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The net impact of the Settlement Agreement on the ownership of Pure Sunfarms, is that as of December 31, 2019, Village Farms owned 53.5% of Pure Sunfarms and Emerald owned 46.5% of Pure Sunfarms. Effective on the settlement date, March 6, 2020, Village Farms owned 57.4% of Pure Sunfarms (note 18).

In conjunction with the formation of Pure Sunfarms, Village Farms contributed the rights to lease and purchase the Delta 3 land and greenhouse facility to the joint venture. The contribution of the rights has been accounted for as a reduction of the land and greenhouse facility in exchange for the investment in Pure Sunfarms Corp. The net book value of the contributed land and greenhouse facility was $13,950. The Company recorded the investment at net book value. No gain was recognized. Prior to the adoption of ASC 606 the Company measured its nonmonetary equity contributions at the net book value of the assets being contributed with no gain or loss being recognized.

On March 31, 2019, Pure Sunfarms exercised its option to utilize the Delta 2 assets and operations. The contribution of the assets has been accounted for as a disposal of the land, greenhouse facility and other assets in exchange for 25,000,000 common shares of Pure Sunfarms. This was a non-cash transaction, and it was estimated that the fair value of the land, building and other assets was $18.7 million (CA$25 million) at the date of contribution. The Company recognized a gain of $13.6 million on the contribution of the fixed assets. As of December 31, 2019 and 2018, the total investment in Pure Sunfarms of US$41.3 million and US$6.3 million, respectively, is recorded in the consolidated statements of financial position. Following the adoption of ASC 606, the Company measures nonmonetary equity contributions at fair value, which provides for recognizing a gain or loss upon the de-recognition of the nonmonetary assets. This is contrary to the non-monetary contribution of Delta 3 whereby a gain could not be recognized and the investment was recognized at net book value, as at the time ASC 606 was not applicable.

The Company accounts for its investment in Pure Sunfarms, in accordance with ASC 323 – Equity Method and Joint Ventures (“ASC 323”), using the equity method. The Company has determined that Pure Sunfarms is a variable interest entity (“VIE”), however the Company does not consolidate Pure Sunfarms because the Company is not the primary beneficiary. Although the Company is able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its 53.5% ownership interest and joint power arrangement with Emerald, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Pure Sunfarms as of December 31,2019 relates primarily to the recovery of the outstanding loan to Pure Sunfarms.

The Company applies the hypothetical liquidation at book value (“HLBV”) method to determine the ownership percentage for the Company and Emerald. When determining the ownership, the HLBV method only considers shares that have been fully paid for. Therefore, due to the monthly escrow payments being made by Emerald in accordance with the Delta 2 Option Agreement, the ownership will change each month escrow payment(s) are made.

The Company’s share of the joint venture consists of the following: (in $000’s of USD):

Balance, January 1, 2018	$6,511
Share of loss for the year	(171)

Balance, December 31, 2018	$6,341

Balance, January 1, 2019	$6,341
Investments in joint venture	18,717
Share of net income for the year	16,276

Balance, December 31, 2019	$41,334

Summarized financial information of Pure Sunfarms (in $000’s of USD):

	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents (including restricted cash)	$7,356	$1,731
Trade receivables	8,687	962

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Inventory	21,745	5,101
Other current assets	6,964	730
Non-current assets	108,652	49,074
Current liabilities
Trade payables	(4,938)	(6,862)
Borrowings due to joint venture partners	(26,413)	(2,244)
Income taxes payable	(8,489)	—
Borrowings - current	(1,423)	(19,442)
Other current liabilities	(5,021)	(380)
Non-current liabilities
Borrowings – long term	(13,089)	—
Deferred tax liability	(2,473)	—

Net assets	$91,558	$28,670

Summarized financial information of Pure Sunfarms (in $000’s of USD):

	December 31,
	2019	2018
Reconciliation of net assets:
Accumulated retained earnings	$26,679	$(734)
Contributions from joint venture partners	63,481	31,008
Currency translation adjustment	1,398	(1,604)

Net assets	$91,558	$28,670

Summarized financial information of Pure Sunfarms (in $000’s of USD):

	Year ended December 31,
	2019	2018	2017
Revenue	$62,341	$3,691	$—
Cost of sales*	(15,067)	(1,154)	—

Gross margin	47,274	2,537	—
Selling, general and administrative expenses	(7,882)	(2,584)	(701)

Income (loss) from operations	39,392	(47)	(701)
Interest expense	(884)	(72)	—
Foreign exchange gain (loss)	(9)	(176)	(3)
Write down of fixed assets	(144)	—	—
Other income, net	26	18	—

Income (loss) before taxes	38,381	(277)	(704)
Provision for income taxes	(10,967)	55	192

Net income (loss)	$27,414	$(222)	$(512)

*	Included in cost of sales for the years ended December 31, 2019, 2018 and 2017 is $2,671, $796 and $0 of depreciation expense.

Village Fields Hemp USA LLC

On February 27, 2019, the Company entered into a joint venture with Nature Crisp, LLC (“Nature Crisp”) to form VF Hemp for the objective of outdoor cultivation of high percentage cannabidiol (“CBD”) hemp and CBD extraction in multiple states throughout the United States. VF Hemp is 65% owned by the Company and 35% owned by Nature Crisp.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Under the terms of the VF Hemp agreement, the Company has agreed to lend up to approximately US$15 million to VF Hemp for start-up costs and working capital.

The Company accounts for its investment in VF Hemp, in accordance with ASC 323, using the equity method. The Company has determined that VF Hemp is a VIE, however it does not consolidate VF Hemp because the Company is not the primary beneficiary. Although the Company is able to exercise significant influence over the operating and financial policies of VF Hemp through its 65.0% ownership interest and joint power arrangement with Nature Crisp, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp relates directly to the recovery of the outstanding loan to VF Hemp.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp, whereby, as of December 31, 2019, the Company had advanced $13,323 in the form of a grid loan to VF Hemp. The Grid Loan has a maturity date of March 25, 2022, and bears simple interest at the rate of 8% per annum, calculated monthly (note 12).

The Company is not legally obligated for the debts, obligations or liabilities of VF Hemp.

The Company’s share of the joint venture consists of the following:

Balance, beginning of the period	$—
Investments in joint venture	7
Share of net loss	(2,464)
Losses applied against joint venture note receivable	2,457

Balance, December 31, 2019	$—

Summarized financial information of VF Hemp:

December 31, 2019
Current assets
Cash and cash equivalents	$510
Inventory	9,308
Prepaid expenses and deposits	36
Non-current assets	1,476
Current liabilities	(1,788)
Borrowings due to Village Farms	(13,323)

Net assets	$(3,781)

December 31, 2019
Reconciliation of net assets:
Net loss for the year ended December 31, 2019	$(3,791)
Contributions from joint venture partners	10

Net assets	$(3,781)

Year ended December 31, 2019
Service revenue	$106
Cost of sales	(232)
General and administrative expenses	(869)
Interest expense	(440)
Write down of inventory	(2,356)

Net loss	$(3,791)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Arkansas Valley Green and Gold Hemp

On May 21, 2019, the Company entered into a joint venture with Arkansas Valley Hemp, LLC (“AV Hemp”) for the objective of outdoor cultivation of high percentage cannabidiol (CBD) hemp and CBD extraction in Colorado. The joint venture, AVGG Hemp, was 60% owned by the Company, 35% owned by AV Hemp, and 5% owned by VF Hemp.

Immediately following the fourth quarter harvest for AVGG Hemp, all of the hemp was destroyed by a severe windstorm. As a result of the loss, the Company wrote off its $1,184 loan to AVGG Hemp.

6	DEBT

The Company has a Term Loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan has a maturity date of May 1, 2021 and a balance of $31,306 as of December 31, 2019. The outstanding balance is repayable by way of monthly installments of principal and interest based on an amortization period of 15 years, with the balance and any accrued interest to be paid in full on May 1, 2021. As of December 31, 2019 and 2018, borrowings under the FCC Loan agreement were subject to an interest rate of 6.391% and 7.082%, respectively.

The Company’s subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of December 31, 2019 and 2018, the balance was US$1,066 and US$1,279, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to CA$700 to support financing of certain capital expenditures. The Company received an initial advance of CA$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of CA$ prime rate plus 200 basis points. As of December 31, 2019 and 2018, the balance was US$106 and US$138, respectively.

The weighted average interest rate on short-term borrowings as of December 31, 2019 and 2018 was 6.2% and 6.9%, respectively.

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to CA$13,000, less outstanding letters of credit totaling US$150 and CA$38, and variable interest rates with a maturity date on May 31, 2021. The Operating Loan is subject to margin requirements stipulated by the bank. As of December 31, 2019 and 2018, the amount drawn on this facility was US$2,000.

The Company’s borrowings (“Credit Facilities”) are subject to certain positive and negative covenants and is required to maintain certain minimum working capital. The Company received a waiver for its annual Debt Service Coverage and Debt to EBITDA covenants as of December 31, 2019.

Accrued interest payable on the credit facilities and loans as of December 31, 2019 and 2018 was $162 and $184, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

As collateral for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as at December 31, 2019 and 2018 was $155,548 and $101,537, respectively.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as at December 31, 2019 and 2018 was $24,915 and $36,248, respectively.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

2020	$3,423
2021	28,459
2022	345
2023	162
2024	—
Thereafter	—

$32,389

7	ACCRUED LIABILITIES

	December 31, 2019	December 31, 2018
Accrued third party accounts payable	$804	$774
Accrued audit and tax compliance fees	647	137
Accrued taxes	527	106
Accrued payroll	296	247
Accrued utilities	261	403
Accrued interest	162	184
Accrued rebates	131	57
Accrued propagation	51	550
Other	138	1,051

	$3,017	$3,509

8	LEASES

The Company leases a parcel of land in Marfa, Texas that one of its greenhouses resides on as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company also leases production related equipment at its greenhouses in Texas and British Columbia. In January the Company commenced leasing of an office building located in Lake Mary, Florida for its corporate headquarters.

The components of lease related expenses are as follows:

Year Ended December 31, 2019
Operating lease expense (a)	$2,410

Finance lease expense:
Amortization of right-of-use assets	80
Interest on lease liabilities	7

Total finance lease expense	$87

(a)	Includes short-term lease costs of $1,287 for the year ended December 31, 2019.

Cash paid for amounts included in the measurement of lease liabilities:

Year Ended December 31, 2019
Operating cash flows from operating leases	$1,043
Operating cash flows from finance leases	$7
Financing cash flows from finance leases	$83

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

December 31, 2019
Weighted average remaining lease term:
Operating leases	4.1 years
Finance leases	1.7 years

Weighted average discount rate:
Operating leases	6.25%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
2020	$1,073	$65
2021	1,090	30
2022	869	9
2023	641	—
2024	276	—
Thereafter	113	—

Undiscounted lease cash flow commitments	4,062	104
Reconciling impact from discounting	(497)	(9)

Lease liabilities on consolidated balance sheet as of December 31, 2019	$3,565	$95

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Operating leases	Finance leases
2019	$1,253	$78
2020	1,039	62
2021	1,052	30
2022	841	10
2023	618	—
Thereafter	261	—

	$5,064	$180

9	FINANCIAL INSTRUMENTS

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,989	—	—	$11,989
Trade receivables	8,997	—	—	8,997
JV notes receivable	26,283	—	—	26,283
Right-of-use assets	3,582	—	—	3,582

Total	$50,851	—	—	$50,851

Financial liabilities
Trade payables and accrued liabilities	$15,496	—	—	$15,496
Line of credit	2,000	—	—	2,000
Lease liabilities	3,660	—	—	3,660
Debt	—	32,389	—	32,389

Total	$21,156	$32,389	—	$53,545

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,920	—	—	$11,920
Trade receivables	11,292	—	—	11,292
JV notes receivable	10,873	—	—	10,873
Right-of-use assets	176	—	—	176

Total	$34,261	—	—	$34,261

Financial liabilities
Trade payables and accrued liabilities	$18,110	—	—	$18,110
Line of credit	2,000	—	—	2,000
Lease liabilities	180	—	—	180
Debt	—	35,675	—	35,675

Total	$20,290	$35,675	—	$55,965

There were no financial instruments categorized as Level 3 at December 31, 2019 and December 31, 2018. There were no transfers of assets or liabilities between levels during the years ended December 31, 2019 and 2018, respectively.

10	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become defendants in certain employment claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

11	DEFINED CONTRIBUTION PLAN AND GROUP RETIREMENT SAVINGS PLAN

The Company sponsors a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and the Company will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $125 for 2019, $133 for 2018 and $138 for 2017.

The Company also sponsors a group registered retirement savings plan established pursuant to the Capital Accumulation Plan guidelines and applicable legislation. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and the Company will match a portion of each employee’s contribution. This plan is in effect for Canada-based employees only. The expense pertaining to this plan was $11 for 2019, $9 for 2018 and $16 for 2017.

12	RELATED PARTY TRANSACTIONS AND BALANCES

On February 13, 2019, the Company announced that Pure Sunfarms had entered into a credit agreement with Bank of Montreal, as agent and lead lender, and Farm Credit Canada, as lender, in respect of a CA$20 million secured non-revolver term loan (the “Credit Facility”). The Credit Facility, which matures on February 7, 2022, is secured by the Delta 3 facility, and contains customary financial and restrictive covenants. The Company is not a party to the Credit Facility but has provided a limited guarantee in the amount of CA$10 million in connection with the Credit Facility.

As of December 31, 2019 and 2018, the Company had amounts due from its joint venture, Pure Sunfarms, totaling $4,610 and $1,079, respectively. The December 31, 2019 amount due from joint venture primarily relates to an equity contribution of CA$5,940 (US$4,494) to Pure Sunfarms made by the Company, on November 19, 2019 when Emerald failed to make a required escrow equity payment to Pure Sunfarms on November 1, 2019. Emerald disputed the Company’s additional November equity contribution, as well as the cancellation of 5.94 million common shares of Pure Sunfarms that related to the failure to pay the CA$5,940 equity contribution. In an effort to narrow the issues in dispute and accelerate the resolution of this shareholder dispute, which occurred on March 6, 2020 with the Settlement Agreement, Village Farms unwound its November equity contribution in January with Pure Sunfarms providing Village Farms with a CA$5,940 refund. For the calendar year end December 31, 2019 this was recorded as part of the amount due from Joint Venture. The balance of the 2019 and December 31, 2018 amount due from joint venture are non-interest bearing and due on demand.

On July 5, 2018, the Company entered into a Shareholder Loan Agreement (the “Loan Agreement”) with Pure Sunfarms, whereby, as of December 31, 2019, the Company contributed CA$13,000 (US$9,959) in the form of a demand loan to Pure Sunfarms. Effective January 1, 2019, the loan amounts bear simple interest at the rate of 6.2% per annum, calculated semi-annually. Interest will accrue and be payable upon demand being made by both Shareholders (see note 12).

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp, whereby, as of December 31, 2019, the Company had contributed approximately $13,323 in the form a grid loan to VF Hemp. The Grid Loan has a maturity date of March 25, 2022, and bears simple interest at the rate of 8% per annum, calculated monthly.

Under the terms of the AVGG Hemp Joint Venture Agreement, the Company agreed to lend approximately US$5 million to AVGG Hemp for start-up costs and working capital. The loan bore simple interest at the rate of 8% per annum, calculated monthly. As of December 31, 2019, the Company had loaned AVGG Hemp approximately $1,184. Immediately following AVGG Hemp’s fourth quarter harvest, all of the hemp was destroyed by a severe windstorm. As a result of the loss, the Company wrote off its $1,184 loan to AVGG Hemp.

Amounts due from the joint ventures, including interest, as of December 31, 2019 and 2018 and included in the statements financial position:

	2019	2018
Pure Sunfarms	$15,418	$10,873
VF Hemp	10,865	—
AVGG Hemp	—	—

Total	$26,283	$10,873

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $110, $115 and $101 in salary and benefits during the years ended December 31, 2019, 2018 and 2017, respectively.

Included in other assets as of December 31, 2018 is a $64 promissory note that represents the unpaid amount the Company advanced to an employee in connection with a relocation at the request of the Company. The promissory note was paid in full June 10, 2019.

13	INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2019 and 2018 are as follows:

	2019
	Current	Deferred	Total
Federal	$—	$(5,922)	$(5,922)
State	8	(751)	(743)
Foreign	(19)	818	799

	$(11)	$(5,855)	$5,866

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	2018
	Current	Deferred	Total
Federal	$—	$(1,786)	$(1,786)
State	8	(187)	(179)
Foreign	422	(757)	(335)

	$430	$(2,730)	$(2,300)

	2017
	Current	Deferred		Total
Federal	$(232)		$(1,044)	$(1,276)
State	24		(120)	(96)
Foreign	237		372	609

	$29	$	(792)	$(763)

The provision for (recovery of) income taxes reflected in the consolidated statements of (loss) income for the years ended December 31, 2019, 2018 and 2017 differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
(Loss) income before income taxes	$(3,541)	$(9,815)	$(5,520)

Tax (recovery) calculated at domestic tax rates applicable in the respective countries	(744)	(2,061)	(1,877)
State tax adjustments	(350)	—	(36)
Non-deductible items	1,304	394	422
Capitalized debt amortization costs	(631)	—	—
Share of (income) losses from joint venture	(4,367)	(75)	66
Unrealized foreign exchange	(276)	(309)	116
Deferred gains on non-cash contributions to joint venture	(2,407)	—	(1,114)
Differences attributed to joint venture capital transactions	(42)	(56)	(698)
Tax rate differences on deferred items	1,472	92	(268)
Foreign exchange on translation	—	—	132
Permanent and state true-up	63	(209)	—
Statutory rate difference	—	—	2,550
Other	112	(76)	(56)

Provision for (recovery of) income taxes	$(5,866)	$(2,300)	$(763)

The statutory tax rate in effect in Canada for the years ended December 31, 2019, 2018 and 2017 was 27.0%, 27.0% and 26.0%, respectively, and 21.0%, 21.0% and 34.0%, respectively, in the United States.

The blended effective tax rate for 2019 was 165.6% compared to 23.4% and 13.8% in 2018 and 2017, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax assets and liabilities presented on the consolidated statements of financial positions

The deferred tax assets and liabilities presented on the consolidated statements of financial position are net amounts corresponding to their reporting jurisdiction. The deferred tax assets and liabilities presented in the note disclosure are grouped based on asset and liability classification without consideration of their corresponding reporting jurisdiction.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Significant components of the Company’s net deferred income taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Other assets	$2,536	$2,239
Long-term debt	1,040	1,289
Tax losses: Non-capital and farm losses	11,553	5,974
Provisions: Debt and unit issuance costs	800	372
Tax losses: Capital losses	—	228
Joint venture shares	1,154	—
Joint venture property, plant and equipment: Valuation allowance	—	(478)
Tax losses: Valuation allowance	(31)	(25)

	17,052	9,599

Deferred tax liabilities:
Joint venture shares	(2,593)	(867)
Property, plant and equipment	(8,333)	(8,458)

	(10,926)	(9,535)

Net tax assets	$6,126	$274

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has recorded a $30 valuation allowance on their deferred tax assets for the year ended December 31, 2019. The valuation allowance reflected on the consolidated balance sheets is approximately $504 and $607 at December 31, 2018 and 2017, respectively.

Included in the schedule of deferred tax assets and liabilities above are US federal net operating losses carryforwards of approximately $48,285 and $24,340 at December 31, 2019 and 2018, respectively, which will begin to expire in 2031. At the state level, the Company has a combined states net operating loss carry forward of approximately $12,572 and $7,711 as of December 31, 2019 and 2018, respectively, which start to expire in 2020. The Canadian Non-Capital Losses carry forwards are $1,770 and $408 as of December 31, 2019 and 2018, respectively, which begin to expire in 2027.

At December 31, 2019 and 2018, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2019 and 2018, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as Canada and its provinces. As of December 31, 2019, the Company’s tax years for 2016, 2017 and 2018 are subject to examination by the tax authorities. As of December 31, 2019, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2015.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

14	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include the Produce business, the Energy business and the Company’s cannabis and hemp business. The Produce business produces, markets, and sells the product group which consists of premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells per a long-term contract to its one customer. For segment information regarding the Company’s cannabis and hemp business refer to Note 5 – Investments – Equity Method and Joint Ventures.

The Company’s primary operations are in the United States and Canada. Segment information as of and for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Sales
Produce – U.S.	$120,745	$124,699	$132,464
Produce – Canada	22,674	23,355	24,020
Energy – Canada	1,149	1,946	1,922

	$144,568	$150,000	$158,406

Interest expense
Produce – U.S.	$36	$37	$31
Produce - Canada	2,507	2,668	2,563
Energy – Canada	71	89	101

	$2,614	$2,794	$2,695

Interest income
Corporate	$1,036	$311	$—

	$1,036	$311	$—

Depreciation
Produce – U.S.	$4,545	$4,591	$5,056
Produce - Canada	1,917	1,564	1,807
Energy – Canada	904	872	796

	$7,366	$7,027	$7,659

Gross margin
Produce – U.S.	$(14,153)	$494	$5,931
Produce - Canada	7,486	8,659	7,946
Energy – Canada	(678)	164	96

	$(7,345)	$9,317	$13,973

Total assets	2019	2018
United States	$88,395	$79,126
Canada	92,067	58,690
Energy - Canada	2,946	3,632

	$183,408	$141,448

Property, plant and equipment, net	2019	2018
United States	$41,656	$42,886
Canada	18,759	25,933
Energy - Canada	2,743	3,369

	$63,158	$72,188

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

15	INCOME PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows:

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$2,325	$(7,515)	$(4,757)

Denominator:
Weighted average number of common shares - Basic	49,418,228	44,356,699	39,143,912
Effect of dilutive securities- share-based employee options and awards	1,760,753	—	—

Weighted average number of common shares - Diluted	51,178,981	44,356,699	39,143,912

Antidilutive options and awards (1)	310,000	2,174,999	1,163,648
Net income (loss) per ordinary share:
Basic	$0.05	$(0.17)	$(0.12)

Diluted	$0.05	$(0.17)	$(0.12)

(1)	Options to purchase shares of common stock and unvested RSUs are not included in the calculation of net income (loss) per share because the effect would have been anti-dilutive.

On March 24, 2020, the Company completed an underwritten public offering of 3,125,000 common shares in the capital of the Company (“Common Shares”), plus the exercise in full of the over-allotment option of 468,750 Common Shares (the “Offered Shares”) (note 18).

16	SHARE-BASED COMPENSATION PLAN

The Company’s Share-Based Compensation Plan (the “Plan”), dated January 1, 2010 was most recently approved by Shareholders on June 14, 2018. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 2,074,000 shares remain available for issuance at December 31, 2019.

Stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grants and have a ten-year contractual term. The stock options vest ratably over a 3- year period. Compensation expense is recognized on a straight-line basis.

The fair market value of stock options is estimated using the Black-Scholes-Merton valuation model and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the weekly closing price of the Company’s common stock; the expected term of options granted is based historical exercises and forfeitures; the risk-free interest rate is based on Canadian Treasury bonds issued with similar life terms to the expected life of the grant; and the expected dividend yield is based on the current annual dividend amount divided by the stock price on the date of grant. Forfeitures are recorded when incurred.

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2019	2018	2017
Expected volatility	60.7%	55.5%	50.8%
Dividend	$nil	$nil	$nil
Risk-free interest rate	1.86%	2.30%	1.43%
Expected life	5.7 years	5.9 years	6.0 years
Fair value	CA$9.7259	CA$3.2541	CA$3.1869

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Stock option transactions under the Company’s plan for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,116,065	CA$1.19	6.24
Granted during 2017	320,000	CA$4.04	9.71
Exercised during 2017	(91,667)	CA$0.90	4.09
Forfeited/expired during 2017	(6,666)	CA$1.48
Outstanding at December 31, 2017	2,337,732	CA$1.59	5.89	$14,125
Exercisable at December 31, 2017	1,752,739	CA$1.20	4.86	$11,295
Granted during 2018	203,000	CA$5.79	9.44
Exercised during 2018	(365,733)	CA$0.98	2.68
Forfeited during 2018	(10,000)	CA$1.48
Outstanding at December 31, 2018	2,164,999	CA$2.10	5.69	$5,553
Exercisable at December 31, 2018	1,648,670	CA$1.43	4.74	$5,012
Granted	510,000	CA$16.32	9.19
Exercised	(212,332)	CA$1.29	4.85
Forfeited	(10,001)	CA$2.20

Outstanding at December 31, 2019	2,452,666	CA$5.12	5.60	$11,435

Exercisable at December 31, 2019	1,707,337	CA$1.78	4.18	$10,736

The weighted-average grant-date fair value of options granted during the years 2019, 2018 and 2017 was $9.58, $3.22 and $2.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $1,999, $2,162 and $219, respectively.

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2019, is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2019	516,329	CA$2.27
Granted	510,000	CA$9.58
Vested	(270,999)	CA$1.89
Forfeited	(10,001)	CA$1.06

Non-vested at December 31, 2019	745,329	CA$7.43	$	CA$699

As of December 31, 2019, there was $855 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of 8.98 years.

The Company has also issued performance-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Performance-based restricted share unit activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	—
Issued	885,000	CA$2.20
Issued	21,000	CA$6.00
Exercised	(768,000)	CA$2.20
Forfeited/expired	(10,000)	CA$2.20
Outstanding at December 31, 2017	128,000	CA$2.82
Earned but unissued at December 31, 2017	—	—
Issued	979,000	CA$5.79
Exercised	(50,334)	CA$3.06
Forfeited	—	—
Outstanding at December 31, 2018	1,056,666	CA$5.56
Earned but unissued at December 31, 2018	175,333	CA$5.08
Issued	355,000	CA$14.94
Exercised	(442,666)	CA$7.82
Forfeited/expired	(230,000)	CA$12.90
Outstanding at December 31, 2019	739,000	CA$6.58
Earned but unissued at December 31, 2019	30,000	CA$12.87

A summary of the status of the Company’s non-vested performance-based restricted share units, and the changes during the year ended December 31, 2019, is presented below:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	881,333	CA$5.63
Granted	355,000	CA$14.94
Vested	(297,333)	CA$7.54
Forfeited	(230,000)	CA$12.90

Non-vested at December 31, 2019	709,000	CA$10.21

Total share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 of $4,714, $1,454 and $1,519, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

17	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2019	2018	2017
Trade receivables	$2,301	$(33)	$(1,059)
Inventories	9,042	(5,435)	(895)
Due from joint ventures	(3,530)	—	—
Other receivables	(448)	1,239	(1,062)
Prepaid expenses and deposits	(370)	(79)	(134)
Trade payables	(1,953)	1,649	241
Accrued liabilities	(369)	(284)	207
Other assets, net of other liabilities	571	(206)	(817)

	$5,244	$(3,149)	$(3,519)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

18	SUBSEQUENT EVENTS

On March 6, 2020 the Company and Emerald closed a settlement agreement in order to settle all outstanding disputes with respect to Pure Sunfarms (note 5).

On March 24, 2020, the Company completed an underwritten public offering of 3,125,000 Common Shares in the capital of the Company plus the exercise in full of the over-allotment option of 468,750 Common Shares at a price of $3.20 per Offered Share for aggregate gross proceeds to the Company of $11,500,000 (the “Offering”). The Offering was conducted by Beacon Securities Limited (the “Underwriter”), as sole underwriter. (All figures are expressed in Canadian dollars.)

The net proceeds to the Company from the Offering, after deducting the Underwriter’s fee of $0.69 million, but before deducting the expenses of the Offering, were $10.71 million.

On March 28, 2020, Pure Sunfarms secured a CA$7,500 revolving line of credit and CA$12,500 term credit facility. The Company, along with Emerald, are guarantors of the loan and as a condition of funding, the shareholders are required to contribute CA$16,000 of additional equity, of which CA$8,000 has been contributed by the Company (note 5). The Company has committed to contributing a further CA$8,000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pure Sunfarms Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Pure Sunfarms Corp. and its subsidiaries (together, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2019 and the period from incorporation to December 31, 2017 including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and its financial performance and its cash flows for each of the two years in the period ended December 31, 2019 and the period from incorporation to December 31, 2017 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

  Vancouver, Canada

  March 31, 2020

We have served as the Company’s auditor since 2017.

Pure Sunfarms Corp.

Consolidated Statements of Financial Position

As at December 31, 2019 and 2018

	2019	2018
	$	$
Assets
Current assets
Cash and cash equivalents	6,459,395	2,361,948
Restricted cash (note 2)	3,095,809	—
Trade receivables (note 10)	11,283,003	1,312,113
GST receivable	1,530,259	530,338
Inventories (note 5)	40,137,546	8,356,615
Biological assets (note 6)	11,608,822	7,387,840
Short-term deposits	6,768,162	383,371
Prepaid expenses	747,315	82,215

	81,630,311	20,414,440
Property and equipment (note 7)	141,094,523	66,603,930
Intangible assets (note 8)	22,575	30,100

	222,747,409	87,048,470

Liabilities
Current liabilities
Trade and other payables	6,413,191	9,361,186
Accrued liabilities	6,522,043	519,962
Income taxes payable	11,025,820	—
Due to related parties (note 10)	6,182,335	3,061,244
Borrowings – Current portion	1,848,584	—
Borrowings – Shareholder loan (note 10)	28,123,490	26,523,328

	60,115,463	39,465,720
Deferred tax liabilities (note 12)	9,558,444	2,059,283
Borrowings – Long term (note 9)	17,000,000	—

	86,673,907	41,525,003

Shareholders’ Equity
Share capital (note 11)	83,350,000	40,000,000
Retained earnings	52,723,502	5,523,467

	136,073,502	45,523,467

	222,747,409	87,048,470

Commitments (note 19)
Subsequent events (note 20)

The accompanying notes are an integral part of these consolidated financials.

Pure Sunfarms Corp.

Consolidated Statements of Income (loss) and Comprehensive Income (loss)

For the years ended December 31, 2019, 2018 and the period from incorporation to December 31, 2017

	2019	2018	2017
	$	$	$
Sales	82,809,620	4,916,607	—
Cost of sales – production (notes 5 and 14)	(20,020,954)	(1,542,231)	—

	62,788,666	3,374,376	—
Realized fair value amounts included in inventory sold (note 5)	(62,614,906)	(3,757,540)	—
Change in fair value of biological asset (note 6)	79,465,146	12,542,592	—
Impairment loss on inventory (note 5)	(2,131,913)	—	—

	77,506,993	12,159,428	—
Selling, general and administrative expenses (note 14)	10,444,812	3,385,500	(880,247)

Income (loss) from operations	67,062,181	8,773,928	(880,247)
Interest expense, net	1,169,902	96,984	—
Foreign exchange loss	10,463	234,257	3,529
Other income	(33,673)	(23,839)	—
Write down of property and equipment (note 7)	190,474	—	—

Income (loss) before taxes	65,725,015	8,466,526	(883,776)
Provision for (recovery of) income tax (note 13)
Current	11,025,819	—	—
Future	7,499,161	2,297,903	(238,620)

	18,524,980	2,297,903	(238,620)

Net income (loss) and comprehensive income (loss)	47,200,035	6,168,623	(645,156)

The accompanying notes are an integral part of these consolidated financial statements.

Pure Sunfarms Corp.

Consolidated Statements of Changes in Equity

For the years ended December 31, 2019, 2018 and the period from incorporation to December 31, 2017

	Number of common shares	Share capital	Retained earnings	Total equity
		$	$	$
Balance – June 2, 2017 (date of incorporation)	—	—	—	—
Shares issued (note 11)	26,000,000	26,000,000	—	26,000,000
Shares issued and held in escrow	14,000,000	—	—	—
Net loss	—	—	(645,156)	(645,156)

Balance – December 31, 2017	40,000,000	26,000,000	(645,156)	25,354,844
Shares issued (note 11)	14,000,000	14,000,000	—	14,000,000
Shares held in (released from) escrow (note 11)	(14,000,000)	—	—	—
Net income	—	—	6,168,623	6,168,623

Balance – December 31, 2018	40,000,000	40,000,000	5,523,467	45,523,467
Shares issued (note 11)	43,350,000	43,350,000	—	43,350,000
Shares issued and held in escrow	6,650,000	—	—	—
Shares cancelled (note 11)	(5,940,000)	—	—	—
Net income	—	—	47,200,035	47,200,035

Balance – December 31, 2019	84,060,000	83,350,000	52,723,502	136,073,502

The accompanying notes are an integral part of these consolidated financial statements.

Pure Sunfarms Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and for the period from incorporation to December 31, 2017

	2019	2018	2017
	$	$	$
Cash provided by (used in)
Operating activities
Net comprehensive income/(loss) for the year/period	47,200,035	6,168,623	(645,156)
Adjustment for items not affecting cash
Depreciation and amortization	3,541,887	1,035,739	—
Fair value changes in biological asset included in inventory sold and other charges	(10,497,341)	(1,397,213)	—
Unrealized gain on changes in fair value of biological asset	(79,465,146)	(12,542,592)	—
Impairment loss on inventory	2,131,913	—	—
Accrued interest on related party debt	1,193,151	96,984	—
Deferred income tax (recovery) expense	7,499,161	2,297,903	(238,620)
Unrealized foreign exchange loss	(134,974)	105,563	3,529
Write-down of property and equipment	190,474	—	—
Amortization of deferred financing fees	77,378	(9,531)	—

	(28,263,462)	(4,244,524)	(880,247)
Changes in non-cash working capital
Trade receivables	(9,970,889)	(1,312,113)	—
GST receivable	(999,921)	(319,748)	(210,590)
Short-term deposits	(6,384,791)	(383,371)	—
Prepaid expenses	(665,100)	(82,215)	—
Inventories	(23,415,503)	(6,934,028)	(25,375)
Biological assets	75,244,164	5,154,752	—
Trade and other payables	(6,301,730)	2,192,714	252,977
Accrued liabilities	3,574,133	1,331,000	59,905
Income taxes payable	11,025,820	—	—
Due to related parties	3,121,091	1,332,065	858,236

	16,963,812	(3,265,468)	54,906

Investing activities
Purchase of intangible assets	—	(15,117)	(22,508)
Purchase of property and equipment	(45,873,927)	(37,264,377)	(3,121,959)

	(45,873,927)	(37,279,494)	(3,144,467)

Financing activities
Proceeds from issuance of shares to Emerald Health	18,350,000	14,000,000	6,000,000
Proceeds from related party borrowings	—	26,000,000	—
Proceeds from bank loan, net transaction costs	18,777,959	—	—
Interest paid on bank loan	(1,024,588)	—	—

	36,103,371	40,000,000	6,000,000

Effects of foreign exchange rate changes on cash	—	—	(3,529)

Net increase (decrease) in cash and cash equivalents	7,193,256	(544,962)	2,906,910

Pure Sunfarms Corp.

Consolidated Statements of Cash Flows—continued

For the years ended December 31, 2019, 2018 and for the period from incorporation to December 31, 2017

	2019	2018	2017
	$	$	$
Cash and cash equivalents – Beginning of year	2,361,948	2,906,910	—
Restricted cash – End of year	(3,095,809)	—	—

Cash and cash equivalents – End of year	6,459,395	2,361,948	2,906,910

Supplementary schedule of non-cash investing activities
Property, plant and equipment purchases unpaid at year-end	5,919,437	6,809,932	—
Property, plant and equipment – capitalized interest	1,427,987	—	—
Acquisition of property and equipment through issuance of shares to Village Farms International, Inc.	25,000,000	—	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

1	General information

Pure Sunfarms Corp. (PSC or the Company) was incorporated under the Canada Business Corporation Act on June 2, 2017 and its principal office located at 4431 80th Street, Delta, British Columbia, Canada. The Company is a joint venture owned by Village Farms International Inc. (Village Farms) and Emerald Health Therapeutics Inc. (Emerald Health Inc.). As of December 31, 2019, Village Farms International Inc. have 53.5% of PSC and Emerald Health Therapeutics Inc. have 46.5% of ownership in the Company.

The Company completed the conversion of its 1st 25-acre greenhouse in April 2019 and is in the process of converting its second 25-acre greenhouse facility in British Columbia for the purpose of growing, packaging and selling cannabis and cannabis extracts pursuant to the regulations of the Cannabis Act.

On December 21, 2018, PSC acquired a 100% interest in Pure Sunfarms Canada Corp. (PSCC) from Emerald Health Therapeutics Canada Inc. (Emerald Health), a wholly-owned subsidiary of Emerald Health Inc., pursuant to a Share Purchase Option Agreement dated October 31, 2017, for consideration of $1.

On January 23, 2019, PSC and its subsidiaries, PSCC and 1174076 B.C. Ltd., amalgamated pursuant to section 273 of the Business Corporation Act.

The consolidated financial statements have been prepared in Canadian dollars, which is the Company’s presentation currency, and are prepared on the historical cost basis, except for biological assets which are measured at fair value.

The consolidated financial statements were authorized for issue by the Board of Directors on March 31, 2020 and have been prepared in accordance with the International Reporting Standards (IFRS) issued by the International Accounting Standards Board (IASB).

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

2	Significant accounting policies

Consolidation

Subsidiaries are all entities over which the Company has control. The Company controls an entity where the company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power to direct the activities of the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases.

The Company consolidated the results of its subsidiaries up until January 23, 2019, the date of amalgamation with its subsidiaries.

Foreign currency translation

Transactions denominated in foreign currencies are translated using the exchange rate in effect on the transaction date or at an average rate. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange in effect at the consolidated statement of financial position date. Non-monetary items are translated using the historical rate on the date of the transaction. Foreign exchange gains and losses are included in the consolidated statement of income and comprehensive income.

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits held with banks and other highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.

Restricted cash

Restricted cash consists of deposit in the amount of one-year non-blended principal and interest payments for the Term Loan drawn from the bank. The deposit was released on January 2, 2020 upon compliance with the financial covenants.

Financial instruments

a)	Recognition

Financial assets and liabilities are recognized when the Company becomes party to the contractual provisions of the financial instrument. Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred and the Company has transferred substantially all risks and rewards of ownership. Financial liabilities are derecognized when the obligation specified in the contract is discharged, cancelled or expired.

Financial assets and liabilities are offset and the net amount is reported on the consolidated statement of financial position when there is a legally enforceable right to offset the recognized amounts and there is an intention to settle on a net basis or realize the asset and settle the liability simultaneously.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

b)	Measurement

At initial recognition, the Company measures a financial asset at its fair value plus, in the case of a financial asset not at fair value through profit or loss (FVTPL), transaction costs that are directly attributable to the acquisition of the financial asset. Transaction costs of financial assets carried at FVTPL are expensed in income (loss).

For assets measured at fair value, gains and losses will either be recorded in income (loss) or other comprehensive income (OCI). For investments in debt instruments, this will depend on the business model in which the investment is held. For investments in equity instruments that are not held for trading, this will depend on whether the Company has made an irrevocable election at the time of initial recognition to account for the equity investment at fair value through other comprehensive income (FVOCI).

The Company reclassifies debt investments only when its business model for managing those assets changes. Financial assets with embedded derivatives are considered in their entirety when determining whether their cash flows are solely payment of principal and interest. Changes in the fair value of financial assets at FVTPL are recognized in the consolidated statement of income (loss) as applicable.

Financial liabilities held by the Company under IFRS 9 are initially measured at fair value and subsequently at amortized cost. Trade payables, accrued liabilities and debt are initially recognized at the amount required to be paid less, when material, a discount to reduce the payables to fair value. Subsequently, trade payables, accrued liabilities and debt are measured at amortized cost using the effective interest method. Financial liabilities are classified as current liabilities if payment is due within 12 months. Otherwise, they are presented as non-current liabilities.

The Company applies the fair value hierarchy based on the significance of the inputs used in making the measurements. The levels in the hierarchy are:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices);

Level 3 – Inputs for the asset or liability that are not based on observable market data (i.e., unobservable inputs).

c)	Impairment of financial assets

The Company assesses, on a forward-looking basis, the expected credit losses associated with its debt instruments carried at amortized cost and FVOCI. The impairment methodology depends on whether there has been a significant increase in credit risk.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Biological assets

The Company’s biological assets consist of cannabis plants which are not yet harvested. These biological assets are measured at fair value less cost to sell. The Company capitalizes all related direct and indirect costs of production to the biological assets to fair value less costs to sell at each reporting date. At the point of harvest, the biological assets are transferred to inventory at their fair value less costs to sell.

Short-term deposits

Short term deposits include prepayment to construction vendors for Delta 3 and Delta 2 facilities and security deposit for excise tax.

Inventories

The cost of cannabis inventories are transferred from biological assets at their fair value less cost to sell at the point of harvest, which becomes their initial deemed cost. The cost of inventory also includes capitalized production costs, including labour, materials, post-harvest costs and depreciation. Packaging materials are valued at the lower of cost or replacement cost. The cost of packaging materials is determined on a standard cost basis. Inventoriable costs are expensed to cost of goods sold on the consolidated statement of income (loss) in the same period as when the cannabis products are sold.

Finished goods and capitalized production costs and biological asset adjustment are valued at the lower of cost or net realizable value. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

Property, plant and equipment

a)	Recognition and measurement

Property, plant and equipment is initially recorded at cost. Cost includes expenditures that are directly attributable to the acquisition of the asset. Directly attributable costs incurred for major capital projects and site preparation are capitalized until the asset is brought to the location and condition necessary for it to be used in the manner intended by management. The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the assets to a working condition for their intended use, the costs of dismantling and removing the items and restoring the site on which they are located and borrowing costs.

Where an item of property, plant and equipment comprises significant components with different useful lives, the components are accounted for as separate items of property, plant and equipment. Expenditures incurred to replace a component of an item of property, plant and equipment that is accounted for separately, including major inspection and overhaul expenditures, are capitalized.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. Repairs and maintenance costs are charged to the consolidated statement of comprehensive income (loss) during the period in which they are incurred.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Items of property, plant and equipment acquired in a non-monetary transaction are measured at fair value, unless the transaction has no commercial substance or the fair value of both the asset received and the asset given up cannot be reliably measured. If an item of property, plant and equipment acquired in a non-monetary transaction cannot be measured at fair value, it is measured at the carrying amount of the asset given up in the exchange.

Subsequent to initial recognition, property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses.

The gain or loss on disposal of an item of property, plant and equipment is determined by comparing the proceeds from disposal with the carrying amount of the property, plant and equipment, and is presented net within gain/loss on disposal of assets in the consolidated statement of comprehensive income.

b)	Depreciation

Depreciation is based on the cost of an asset less its residual value. Significant components of individual assets are assessed, and if a component has a useful life that is different from the remainder of that asset, that component is depreciated separately.

Depreciation expense is recognized on a straight-line basis over the estimated useful lives of each component of an item of property, plant and equipment. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Land is not depreciated. The estimated useful lives of the class of assets for the current and comparative periods are as follows:

Leasehold and land improvements	5 - 20 years
Greenhouses and other buildings	4 - 30 years
Greenhouse equipment	3 - 30 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

Construction in progress reflects the cost of assets under construction, which are not depreciated until placed into service.

Borrowing costs

Borrowing costs attributable to the acquisition, construction or production of qualifying assets are added to the cost of those assets, until such time as the assets are substantially ready for their intended use. Where funds have been borrowed specifically for the construction or acquisition of a qualifying asset, the amount capitalized is the actual borrowing cost incurred. Any outstanding borrowing made specifically to obtain that qualifying asset will be treated as part of the funds that it has borrowed generally. Where general borrowings have been used, the amount capitalized is calculated using the weighted average capitalization rate of the general borrowings. The capitalization of borrowing costs ceases when the qualifying asset is substantially complete.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Intangible assets

The Company’s intangible assets are purchased and have finite useful lives. They are measured at cost less accumulated amortization and any accumulated impairment losses. Amortization is calculated based on the cost of the intangible assets less their estimated residual values using the straight-line method over their estimated useful lives, and is generally recognized in profit or loss. Amortization methods, useful lives and residual values are reviewed at each reporting date and adjusted where necessary.

Impairment of non-financial assets

At the end of each reporting period, the Company reviews the carrying amounts of its non-financial assets with finite lives to determine whether there is any indication that those assets have suffered an impairment loss. Property, plant and equipment and intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of testing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash generating units or CGUs). An impairment loss is recognized for the amount, if any, by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use (being the present value of the expected future cash flows of the relevant asset or CGUs).

Leased assets

The Company has adopted IFRS 16, Leases, as issued by the IASB (International Accounting Standards Board) in January 2016 with a date of transition of January 1, 2019, which resulted in changes in accounting policies. There were no adjustments to the amounts previously recognized in the consolidated financial statements were recorded as a result of transition.

In applying IFRS 16 for the first time, the Company has used the following practical expedients permitted by the standard: (i) relying on previous assessments on whether leases are onerous as an alternative to performing an impairment review – there were no onerous contracts as at January 1, 2019; and (ii) accounting for operating leases with a remaining lease term of less than 12 months as at January 1, 2019 as short-term leases.

The Company has also elected not to reassess whether a contract is, or contains a lease at the date of initial application. Instead, for contracts entered into before the transition date, the Company relied on its assessment by applying International Accounting Standards (IAS) 17 – Leases, and IFRS Interpretations Committee (IFRIC) 4 – Determining Whether an Arrangement Contains a Lease.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, and subsequently at cost less any accumulated depreciation or impairment losses and adjusted for certain remeasurements of the lease liability. The Company recognizes the associated depreciation of the right-of-use assets on a straight-line basis over the course of the remaining lease term.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

determined, the Company’s incremental borrowing rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, a change in the estimate of the amount expected to be payable under a residual value guarantee, or as appropriate, changes in the assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised. Lease payments are allocated between principal and interest expense. The interest expense is charged to profit or loss over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. Payments associated with short-term leases and all leases of low-value assets are recognized on a straight-line basis as an expense in profit or loss. Short-term leases are leases with a lease term of 12 months or less.

Prior to January 1, 2019 and the adoption of IFRS 16, the Company measured and classified its leases under IAS 17—Leases: leases where the Company assumed substantially all the risks and rewards of ownership were classified as finance leases. Upon initial recognition, the leased asset was measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset was accounted for in accordance with the accounting policy applicable to that asset. Other leases were operating leases and rent expenses were recognized in the Company’s consolidated statement of comprehensive income.

Revenue recognition

Revenue from the sale of cannabis in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company’s revenue transactions consist of single performance obligations to transfer promised goods. Quantities to be delivered to the customer are determined at a point near the delivery date through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation to the customer. The amount of revenue recognized is reduced by excise duty, estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with standard terms to the markets the Company serves.

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, it is more likely than not that an outflow of resources will be required to settle the obligation and the amount can be reliably estimated. The timing or amount of the outflow may still be uncertain.

Provisions are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value using the expected future cash flows at a rate that reflects current market assessments of the time value of money and the risks specific to the liability.

Income taxes

Current tax expense is the expected tax payable on the taxable income for the period, using tax rates enacted or substantively enacted at period-end.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Deferred tax is provided using the consolidated statement of financial position liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the consolidated statement of financial position reporting date applicable to the period of expected realization or settlement.

A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Income taxes recoverable represent the current estimated refund of taxes from taxation authorities.

3	Significant accounting estimates and judgments

The preparation of these consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. These estimates and judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

Significant accounting estimates and judgments

a)	Estimated useful lives of property, plant and equipment

Management estimates the useful lives of property, plant and equipment based on the period during which the assets are expected to be available for use. The amounts and timing of recorded expenses for depreciation of property, plant and equipment for any period are affected by these estimated useful lives. The estimates are reviewed at least annually and are updated if expectations change as a result of physical wear and tear, technical or commercial obsolescence and legal or other limits to use. It is possible that changes in these factors may cause significant changes in the estimated useful lives of the Company’s property, plant and equipment in the future.

b)	Inventories

Capitalized production costs are expenditures relating to upcoming harvests which are deferred and become part of costing in subsequent periods. To calculate the deferral, estimates are made concerning the expected life cycle and timing of harvests for cannabis plants. Finished goods cannabis inventory and capitalized production costs in inventory are carried at the lower of cost or net realizable value. Management’s estimate of net realizable value is calculated as the estimated selling cost in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

c)	Biological assets

Management is required to make a number of estimates to calculate the fair value of its biological assets. This includes estimating the stage of growth of the cannabis at the reporting period-end date, costs to complete which include crop costs up to harvest, harvesting costs and selling costs, sales price, wastage, potency and expected yields of the cannabis plants. Management has used judgment in determining the point at which biological transformation has occurred to the point they expect it is probable that future economic benefits associated with the cannabis plants will flow to the Company.

Impairment losses are recognized when the carrying amount of the asset exceeds its recoverable amount and is recorded in the consolidated statement of income and comprehensive income.

d)	Income taxes and deferred income tax assets or liabilities

Management uses judgment and estimates in determining the appropriate rates and amounts in recording deferred taxes, giving consideration to timing and probability. Actual taxes could vary significantly from these estimates as a result of future events, including changes in income tax law or the outcome of reviews by tax authorities and related appeals. The resolution of these uncertainties and the associated final taxes may result in adjustment to the Company’s tax assets and tax liabilities. The recognition of deferred income tax assets is subject to judgment and estimation over whether these amounts can be realized.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

4	Adoption of new and revised standards and interpretations

The Company adopted IFRS 16, Leases, on January 1, 2019. The standard required lessees to recognize assets and liabilities for all leases unless the lease term is 12 months or less or the underlying asset has a low value. Under the new standard, an asset (the right to use the leased item) and a financial liability to pay rentals are recognized. The Company assessed the requirements under IFRS 16 and there are no changes to accounting policies on leases for PSC.

Standards effective January 1, 2020

IAS 1, Financial Statements Presentation and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors—Amendments to IAS 1, Financial Statements Presentation and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors were issued to clarify the definition of ‘material’. Under IAS 1, information is material if omitting, misstating or obscuring it could reasonably be expected to influence the decisions that the primary users of general purpose financial statements make on the basis of those financial statements, which provide financial information about a specific reporting entity. The amendments are effective for annual periods beginning on or after January 1, 2020. The Company does not anticipate any material impact to the Company’s financial position.

Conceptual Framework—Conceptual Framework sets out the fundamental concepts for financial reporting and to ensure similar transactions are treated the same way, to provide useful information to investors, lenders and other creditors. The revised Conceptual Framework sets out revised definition of an asset and a liability as well as new guidance on measurement and derecognition, presentation and disclosure. For companies that use the Conceptual Framework to develop accounting policies when no IFRS standard applies to a particular transaction, the revised Conceptual Framework is effective for annual reporting periods beginning on or after January 1, 2020. The Company is in the process of assessing the impact of revised Conceptual Framework.

IFRS 3, Business Combinations—Amendments were issued to clarify the definition of a business under IFRS 3, Business Combinations. The amendments clarify the minimum attributes that the acquired set of activities and assets must have to be considered a business; remove the assessment of whether market participants are capable of replacing any missing elements; add guidance to help entities assess whether an acquired process is substantive; narrow the definition of a business and outputs; and introduce an optional fair value concentration test. The amendments are effective for business combinations for which the acquisition date is on or after the annual reporting period beginning on or after January 1, 2020. The Company does not anticipate any material impact to the Company’s financial position.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

5	Inventories

	2019	2018
	$	$
Capitalized production costs	11,527,154	5,832,547
Available for sale inventory	15,984,878	1,126,855
Packaging materials	730,960	—
Biological asset adjustment	11,894,554	1,397,213

	40,137,546	8,356,615

The cost of inventories expensed and included in the cost of sales for the year ended December 31, 2019 amounted to $20,020,954 related to production cost of sales (2018 - $1,542,231 and 2017 - nil) and $62,614,916 related to realized fair value included in inventory (2018 - $3,757,540 and 2017 - nil). Depreciation expense included in cost of sales was $1,885,636 (2018 - $275,589 and 2017 - nil).

The Company recorded an impairment loss on Biological asset adjustment of $2,131,913 (2018- nil and 2017 - nil), in which net realized value on cannabis flowers and trims exceeds its costs.

6	Biological assets

	2019	2018
	$	$
Opening, biological assets	7,387,840	—
Increase in biological assets due to capitalized costs	32,564,713	4,137,019
Changes in fair value due to biological transformation	79,465,146	12,542,592
Transferred to inventory upon harvest	(107,808,877)	(9,291,771)

Ending, biological assets	11,608,822	7,387,840

The following table summarizes the unobservable inputs for the period ended December 31, 2019:

Unobservable inputs	Input values	Sensitivity analysis
Average selling price Obtained through average selling price or estimated future selling prices if historical results are not available	$0.70 – $2.00 per gram	A 5% increase (decrease) in average selling price would have resulted in an increase or decrease of approximately $704,961 in valuation

Yield per plant Varies by strain and is obtained through historical harvest yield results	65 – 167 grams per plant	A 5% increase (decrease) in yield per plant would have resulted in an increase or decrease of approximately $554,957 in valuation

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

7	Property and equipment

	Land	Land Improvement	Buildings	Machinery and equipment	Information technology	Construction in progress	Total
	$	$	$	$	$	$	$
Year ended December 31, 2018
Opening net book value	3,700,000	—	16,300,000	—	—	3,121,959	23,121,959
Additions (transfers)	—	—				44,500,185	44,500,185
Placed in service	—	405,215	29,119,777	2,784,427	255,027	(32,564,446)	—
Depreciation expense	—	(8,050)	(873,350)	(105,817)	(40,997)	—	(1,028,214)

	3,700,000	397,165	44,546,427	2,678,610	214,030	15,057,698	66,593,930

At December 31, 2018
Cost	3,700,000	405,215	45,419,777	2,784,427	255,027	15,067,698	67,632,144
Accumulated depreciation	—	(8,050)	(873,350)	(105,817)	(40,997)	—	(1,028,214)

Net book value	3,700,000	397,165	44,546,427	2,678,610	214,030	15,067,698	66,603,930

Year ended December 31, 2019
Opening net book value	3,700,000	397,165	44,546,427	2,678,610	214,030	15,067,698	66,603,930
Additions (transfers)	731,227	—	2,868,415	370,713	6,798	74,238,277	78,215,430
Placed in service	—	21,600	14,771,323	5,559,817	81,450	(20,434,190)	—
Write down of property and equipment	—	—	—	—	—	(190,474)	(190,474)
Depreciation expense	—	(20,061)	(2,896,686)	(558,149)	(59,467)	—	(3,534,363)

	4,431,227	398,704	59,289,479	8,050,991	242,811	68,681,311	141,094,523

At December 31, 2019
Cost	4,431,227	426,814	63,059,515	8,714,957	343,275	68,681,311	145,657,099
Accumulated depreciation	—	(28,110)	(3,770,036)	(663,966)	(100,464)	—	(4,562,576)

Net book value	4,431,227	398,704	59,289,479	8,050,991	242,811	68,681,311	141,094,523

The property and equipment includes $3,700,000 of contributed land and $41,300,000 of contributed assets for Delta 2 & 3 facilities. The contribution represents the rights to lease and purchase the land and the greenhouse facility for both locations. These rights were contributed by Village Farms in exchange for 45,000,000 shares in the Company. It was determined that Delta 2 land and greenhouse facility had a fair value of $25,000,000 at the date of contribution. The fair value of the land was determined through an appraisal performed by an independent valuator. The fair value of the greenhouse was determined using the replacement cost model.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

8	Intangible assets

The Company’s intangible assets consist of purchased computer software.

	2019	2018
	$	$
Definite-lived intangible assets
Cost	37,625	37,625
Accumulated amortization	(15,050)	(7,525)

Definite-lived intangible assets – net	22,575	30,100

9	Long term loan

On February 7, 2019, the Company obtained a $20,000,000 loan facility from the Bank of Montreal (BMO) and Farm Credit Canada. Interest is payable at the Canadian Bank’s prime rate plus the applicable margin level. The effective rate for the loan was 6.29%. The Company’s shareholders are guarantors of the loan.

The loan has a maximum repayment term of three years and mandatory repayments will consist of interest only to June 30, 2019, and non-blended quarterly scheduled repayments of $500,000 plus monthly interest thereafter.

The Company is required to comply with financial covenants, measured quarterly. The Company is required to maintain minimum Fixed Charge Coverage Ratio of 1:50: 1 and Senior Funded Debt to EBITDA shall not exceed 1.50:1. As at December 31, 2019, the Company was in compliance with the financial covenants.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

10	Related party transactions

a)	Borrowings

On July 5, 2018, the Company entered into a loan agreement with its shareholders to finance its construction project and to finance general working capital requirements. At December 31, 2019, the principal amount advanced through equal contributions made by each shareholder was $26,000,000.

Interest will accrue and be payable on demand being made by either shareholder. The shareholder loan bears simple interest of 8% calculated semi-annually. The loan agreement provides for a retroactive interest rate adjustment should the Company secure financing from an arm’s length lender, in which case the interest on the shareholder loan amounts would be adjusted to equal the third-party interest rate.

On February 7, 2019, the interest rate was reduced to 6.2% and subsequently reduced to 5.2% on December 2, 2019 to reflect the interest rate obtained from third-party.

$
Loan principal	26,000,000
Accrued interest	2,132,490

28,123,490

b)	Due to related parties

At December 31, 2019, the Company recorded the below amounts payable and accrued to its shareholders, primarily for consulting services and the reimbursement of expenses which occurred during the year:

	2019	2018
	$	$
Emerald Health
Payable to Emerald Health	777	779,685
Accrued to Emerald Health	87,415	904,700

	88,192	1,684,385

Village Farms
Payable to Village Farms	66,997	1,410,616
Accrued to Village Farms	87,146	—
Receivable from Village Farms	—	(33,757)
Amount of terminated additional equity infusion refundable (note 20)	5,940,000	—

	6,094,143	1,376,859

	6,182,335	3,061,244

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

All amounts are non-interest bearing and are due on demand.

c)	Sales and other income

On December 21, 2018, the Company entered into a Supply Agreement with Emerald Health, whereby Emerald agreed to purchase 40% of the bud and 40% of the Trim produced by the Company until December 31, 2019.

During the year, the Company made sales of dried flower (bud) and Trim pursant to the supply agreement with Emerald Health totaled $17,506,450 and $7,137,300 for unconfirmed products pricing shortfall chargeback (note 20).

The Supply Agreement was extended to December 31, 2022 whereby Emerald has the provision to purchase 25% of the bud and 25% of the trim produced by PSC (note 20).

By way of a Storage Agreement entered into on December 31, 2018, the Company has agreed to act as a temporary custodian of product purchased by Emerald Health. On occasion, ownership of the product, including title, risk of loss and control, will pass to Emerald Health pursuant to the Supply Agreement but may be stored at the Company’s premises for a fee. For the year ended December 31, 2019, the Company recognized storage fees arising from this arrangement in the amount of $54,024.

d)	Key management compensation

Key management personnel are those persons having authority and responsibility for planning, directing, and controlling the activities of the entity, directly or indirectly, at the executive level. Compensation provided to the key management for 2019 and 2018 :

	2019	2018
	$	$
Salaries	1,413,647	430,386
Benefits	26,040	7,786

	1,439,687	438,172

There was no key management compensation for the year ended 2017.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

11	Share capital

Authorized

Unlimited number of Class A voting common shares without par value

Issued

The Company issued 40,000,000 shares during 2017, for which consideration of $26,000,000 was received in exchange for 26,000,000 shares. Consideration consisted of $20,000,000 in contributed assets and $6,000,000 in cash. The remaining 14,000,000 shares were held in escrow, pending receipt of consideration from Emerald Health.

The Emerald Health initial capital contribution of $20,000,000 has been advanced to the Company in multiple instalments based on milestones set out in the Shareholders’ Agreement between Emerald Health and Village Farms. Upon receipt of payment, shares have been released from escrow on the basis of one share per dollar contributed.

On March 2, 2018, Health Canada issued a Cultivation Licence to the Company under Canada’s Access to Cannabis for Medical Purposes Regulations (ACMPR). A $10,000,000 contribution was received by the Company from Emerald Health upon issuance of the cultivation licence, resulting in the release of 10,000,000 shares from escrow. As of April 27, 2018, the Company had received the remaining $4,000,000 contribution from Emerald Health, resulting in the release of 4,000,000 shares from escrow.

On March 29, 2019 the Company agreed to issue 50,000,000 shares, for which consideration of $43,350,000 was received in exchange for 43,350,000 shares. Consideration consisted of $25,000,000 in contributed assets from Village Farms and $18,350,000 in cash from Emerald Health. For $18,350,000 cash contribution from Emerald, 2,500,000 shares were released from escrow and 15,850,000 shares were held in escrow. Pursuant to the settlement agreement, 5,940,000 shares were cancelled as of November 19, 2019 (note 20). The remaining 710,000 shares pending receipt of consideration from Emerald Health were held in escrow as of December 31, 2019. Subsequent to December 31, 2019,the 710,000 shares were released from escrow upon receipt of consideration from Emerald Health.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

12	Deferred taxes

The income tax expense charged to loss during the period is as follows:

	Biological assets and tax losses	Property and equipment	Other	Total
	$	$	$	$
Deferred tax assets
At June 2, 2017	—	—	—	—
(Changed) credited to consolidated statement of income	160,434	78,186	—	238,620

At December 31, 2017	160,434	78,186	—	238,620
(Changed) credited to consolidated statement of income	468,556	(78,186)	—	390,370

At December 31, 2018	628,990	—	—	628,990
(Changed) credited to consolidated statement of income	(628,990)	—	—	(628,990)

At December 31, 2019	—	—	—	—

Deferred tax liabilities
At June 2, 2017	—	—	—	—
(Changed) credited to consolidated statement of income	—	—	—	—

At December 31, 2017	—	—	—	—
(Changed) credited to consolidated statement of income	(2,371,964)	(315,794)	(515)	(2,688,273)

At December 31, 2018	(2,371,964)	(315,794)	(515)	(2,688,273)
(Changed) credited to consolidated statement of income	(3,973,948)	(2,883,718)	(12,505)	(6,870,171)

At December 31, 2019	(6,345,912)	(3,199,512)	(13,020)	(9,558,444)

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The analysis of deferred tax assets and deferred tax liabilities is as follows:

$
Deferred tax liabilities
Expected to be settled in more than 12 months	(3,297,237)
Expected to be settled within 12 months	(6,261,207)

(9,558,444)

Deferred income tax assets are recognized for tax loss carry-forwards to the extent that the realization of the related tax benefit through future profits is probable.

13	Income tax expense

The provision for (recovery of) income taxes reflected in the consolidated statement of income for the years ended December 31, 2019 and December 31, 2018 differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	2019	2018	2017
	$	$	$
Pre-tax income (loss) per financial statements	65,725,015	8,466,526	(883,776)

Tax expense (recovery) calculated at the statutory rate	17,745,754	2,285,962	(229,782)
Permanent difference on assets contributed by Village Farms	766,612	—	—
Temporary differences on deferred taxes	12,614	11,941	(8,838)

Provision for (recovery of) income taxes	18,524,980	2,297,903	(238,620)

The statutory rate in effect for the year ended December 31, 2019 was 27% (2018 – 27%, 2017 – 26%).

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

14	Expenses by nature

The Company’s significant expenses by nature are as follows:

	2019	2018	2017
	$	$	$
Cost of sales
Labour	6,989,496	696,668	—
Supplies and materials	3,158,399	335,759	—
Overhead	7,987,423	234,215	—
Depreciation	1,885,636	275,589	—

	20,020,954	1,542,231	—

Selling, general and administration
Professional services	2,377,500	1,899,760	862,852
Employee compensation and benefits	3,079,654	827,023	5,413
Office expenses	2,000,545	535,376	7,162
Other	611,717	96,595	2,765
Health Canada Regulatory Fee	1,150,995	—	—
Repairs and maintenance	165,391	19,764	—
Marketing	1,059,010	6,982	2,055

	10,444,812	3,385,500	880,247

15	Sales

The Company’s principal source of revenue is from the sale of dried flower (bud) and trim to fulfill purchase orders received from customers. Trim is the by-product of a harvested cannabis plant. During the year, sales were made to other licensed cannabis producers and 2 provincial wholesalers, Ontario Retail Cannabis Corporation and BC Liquor Distribution Branch. Revenue earned during the period from product sales was $82,809,620. The sales to two largest customers represent 35% and 30% of the total sales.

16	Financial instruments

The following table summarizes the carrying value and fair value of the Company’s financial instruments:

	2019 Carrying value	2019 Fair value
	$	$
Cash and cash equivalents	6,459,395	6,459,395
Restricted cash	3,095,809	3,095,809
Trade receivables	11,283,003	11,283,003
Trade payables, accrued liabilities and due to related parties	19,117,569	19,117,569
Debt borrowings – related party	28,123,490	22,910,442
Debt borrowings – bank	18,848,584	17,050,164

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Management of financial risks

a)	Price risk

i)	Foreign exchange rate risk

Foreign exchange risk arises from fluctuations in the future cash flows of a financial instrument because of changes in foreign exchange rates. The Company is exposed to foreign exchange rate risk on its foreign currency denominated cash and cash equivalents, accounts receivable, trade payables and accrued liabilities. The Company has elected not to actively manage this exposure at this time. Notwithstanding, the Company continuously monitors this exposure to determine if any mitigation strategies become necessary.

For the year ended December 31, 2019, the Company recognized a foreign exchange loss of $10,463 in the consolidated statement of income and comprehensive income. Based on the balances as at December 31, 2019, a 1% increase (decrease) in the Euro/Canadian dollar exchange rates on that day would have resulted in an increase or decrease of approximately $8,116 in foreign exchange (gain) or loss.

ii)	Interest rate risk

The Company is exposed to interest rate risk on its shareholder loan. Interest on the loan is variable, in that it equals the rate of any third-party borrowings and will be retrospectively adjusted. As of December 2, 2019, the interest rate on the loan was adjusted to 5.20%, to equal the third-party interest rate on a credit facility secured by the Company (note 18). This rate is variable and is calculated as the Canadian prime rate plus the Canadian bankers’ acceptance rate.

Changes in the interest rates could result in an increase or decrease in the amount of interest accrued on the loan. When assessing the potential impact of forward interest rate changes, the Company believes an interest rate volatility of 25 basis points is a reasonable measure. If interest rates applicable to the floating rate debt at December 31, 2019 were to have increased or decreased by 25 basis points, it is estimated that the Company’s income before tax would change by approximately $86,486.

b)	Credit risk

Financial instruments that may subject the Company to credit risk consist of cash, restricted cash, and accounts receivable. The carrying amount of these financial assets recorded in the consolidated financial statements, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

Cash and cash equivalents are maintained with financial institutions in Canada and are redeemable on demand. Due to the nature of the customers and the generally short payment terms, management does not consider it has any significant credit risk exposure on its accounts receivable.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

c)	Liquidity risk

The following liabilities have maturities due within one year:

$
Trade and other payables	6,413,191
Accrued liabilities	6,522,043
Due to related parties	6,182,335
Borrowings – current portion	2,000,000

The Company’s borrowings, including accrued interest, are due on demand and consist of shareholder loan amounts advanced by Emerald Health and Village Farms.

Liquidity risk is the risk that the Company will encounter difficulty in meeting financial obligations as they come due. The degree to which the Company is leveraged may reduce its ability to obtain additional financing for working capital and to finance investments to maintain and grow the current levels of cash flows from operations.

The Company expects that it will continue to be able to meet its obligations for the next 12 months. The Company manages its liquidity risk by closely monitoring cash requirements and by making regular updates to short-term cash flow projections. To the extent that the Company does not believe it has sufficient liquidity to fulfill its obligations, the Company will consider securing additional debt or equity financing through its shareholders or third-party lenders.

17	Capital management

The Company considers its capital resources as the aggregate of shareholders’ equity, borrowings when applicable, net of cash and cash equivalents, and investments. The Company manages the capital structure and makes adjustments in light of changes in economic conditions and risk considerations, in the context of its financial objectives and strategic plan.

The Company has a planning and budgeting process to help determine the funds required to ensure the Company has the appropriate liquidity to meet its operating and expansion objectives. The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its growth and expansion strategy, safeguard its ability to continue as a going concern, and to provide an adequate return on investment to its shareholders while taking a conservative approach towards financial leverage and management of financial risk.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

18	Economic dependence

The Company’s initial source of cash funding was from equity and shareholder loans from Village Farms and Emerald Health. Those initial contributions were used by the Company to finance the greenhouse retrofitting and to fund operations. Additional cash contributions of $18,350,000 in exchange for equity were received from Emerald Health during the year ended December 31, 2019, of $18,350,000 (note 11). Subsequent to year-end, the Company obtained a loan facility from a third-party banking syndicate. Both Emerald Health and Village Farms are guarantors on the loan and the shareholders are required to contribute $16,000,000 of additional equity as part of the loan agreement (note 20).

19	Commitments

At December 31, 2019, the Company had commitments of $10,743,361 in respect of purchase orders relating to the construction and acquisition of capital assets.

20	Subsequent events

a)

On January 16, 2020, PSC repaid $5,940,000 to Village Farms relating to an additional equity contribution originally made by Village Farms on November 19, 2019 (note 10b) and cancelled pursuant to a settlement agreement (c) below.

b)

Village Farms made an additional equity contribution of $4,000,000 on January 24, 2020 and an additional $4,000,000 on February 14, 2020 pursuant to the contribution notice issued by PSC to the shareholder on January 16, 2020.

c)

On March 2, 2020, the joint venture partners, Emerald Health and Village Farms, entered into a settlement agreement that resolved certain disputes between the two parties. The items arising from the settlement are:

i)

Under the shareholders agreement, Emerald Health was obligated to contribute $5,940,000 equity payment to PSC on November 1, 2019 and defaulted on the equity payment. The 5,940,000 common shares placed in escrow pending Emerald Health contributing a $5,940,000 equity amount was cancelled effective as of November 19, 2019.

ii)

Under the Supply Agreement (note 10c), Emerald Health may only sell the purchased products through retail channels. If Emerald Health sells product to other licensed producers (LPs), it must remit to PSC the difference between the fixed purchase price in the supply agreement less the sellers fee. During fiscal year 2019, Emerald sold product purchased from PSC to other LPs resulting in $952,237 due to PSC for which Emerald has issued a promissory note on March 6, 2020, to the company.

Under the Supply Agreement PSC agreed to sell Emerald Health 40% of its products at a fixed price per gram for flower and trim. If Emerald Health did not provide confirmation to purchase the product, it became unconfirmed product and PSC could sell it to any third party at market price. If the product was sold for less than the fixed purchase price, Emerald Health was required to reimburse PSC for the price difference. The amounts owed under the Supply Agreement for unconfirmed products pricing shortfall chargeback was $7,494,165 in 2019 and $636,720 in 2020. These amounts were offset against the Emerald Health shareholders loan (note 10a) on March 2, 2020.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Effective March 2, 2020, Emerald Health has forfeited and waived repayment of its outstanding $13,000,000 shareholder loan (plus accrued interest of $1,061,745) to PSC. The shareholder loan was offset by $8,130,885 for unconfirmed products charges (above) and $5,930,860 as payment to terminate the Supply Agreement that expired on December 31, 2022.

Pursuant to the settlement agreement, PSC released Emerald Health from all liability arising from their 2018 and 2019 Supply Agreement under which Emerald had the requirement to purchase 40% of PSC aggregate production.

Pursuant to the settlement agreement, PSC and Emerald Health released each other from their current Supply Agreement under which Emerald had the requirement to purchase 25% of the bud and 25% of the trim produced annually by PSC from January 1, 2020 to December 31, 2022

d)

On March 28, 2020, the Company secured a $7,500,000 Revolving line of credit and $12,500,000 term credit facility from a third-party banking syndicate. The loan has a maximum repayment term of two years and bears a variable rate of interest which is consistent with the current term loan (note 9). Mandatory repayments will consist of interest only to June 30, 2020, and non-blended scheduled repayments of principal plus interest thereafter. The Company is required to comply with financial covenants, measured quarterly. The Company’s shareholders are guarantors of the loan. As part of the agreement shareholders are required to contribute $16,000,000 of additional equity, of which $8,000,000 has been contributed by Village Farms in 2020 (b) above. Funding of the secured debt facility is contingent on the acceptance of various conditions precedent which are substantially completed as of the reporting period end and authorization date of the consolidated financial statements.

e)

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The outbreak has caused uncertainty in the financial markets and closure of non-essential businesses in many jurisdictions in Canada and United States. The province of British Columbia, Ontario and Quebec included cannabis stores and producers in the essential service list. The development and impact of COVID-19 on the overall economy is uncertain and there might be impact to the supply chain and retail markets. We are unable to quantify the potential impact this may have on our future financial results. The impact may be material.