Form 10-K/A
period 2019-12-31
Village Farms International, Inc.
filed 2020-05-01
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 30, 2020, the registrant had 56,250,419 common shares outstanding.

EXPLANATORY NOTE

Village Farms International, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K filed on April 1, 2020 (the “Original Form 10-K”) solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 (Mar. 4, 2020) and 34-88465 (Mar. 25, 2020)) (the “Order”) as well as a similar extension permitted by Canadian securities regulators.

On March 30, 2020, the Company had filed a Current Report on Form 8-K and issued a press release to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K and related press release, the Company was unable to file the Original Form 10-K until April 1, 2020 because its reporting function, advisors and its third-party EDGAR filing agent were experiencing disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The Company as well as its advisors and third-party EDGAR filing agent have been following the recommendations of local health authorities, to minimize exposure risk for their employees for the past several weeks, including the temporary closures of their offices and having employees work remotely to the extent possible, which has adversely affected their efficiency and has presented a significant challenge in the Company’s ability to prepare and finalize the Original Form 10-K prior to the deadline of March 30, 2020.

In addition, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, respectively. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K to reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2020.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
Name: Michael A. DeGiglio
Title: Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities on May 1, 2020.

Signature	Title

/s/ Michael A. DeGiglio
Michael A. DeGiglio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen C. Ruffini
Stephen C. Ruffini	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

*
John R. McLernon	Director, Chair

*
Dr. Roberta Cook	Director

*
John P. Henry	Director

*
David Holewinski	Director

*
Christopher C. Woodward	Director

*By:	/s/ Stephen C. Ruffini
Stephen C. Ruffini Attorney-in-Fact