Form 10-Q
period 2020-03-31
Village Farms International, Inc.
filed 2020-05-14
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission File Number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

Canada	98-1007671
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4700-80th Street Delta, British Columbia Canada V4K 3N3
(Address of Principal Executive Offices) (Zip Code)

(604) 940-6012

Issuer’s phone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	VFF	The Nasdaq Stock Market LLC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☐

As of May 14, 2020, 56,250,419 shares of common stock were issued and outstanding.

Forward Looking Statement

As used in this Quarterly Report on Form 10-Q, the terms “Village Farms,” “Village Farms International,” the “Company,” “we,” “us,” “our” and similar references refer to Village Farms International, Inc. and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value. Our financial information is presented in U.S. dollars and all references in this Quarterly Report on Form 10-Q to “$” means U.S. dollars and all references to “C$” means Canadian dollars.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history, including that of our Pure Sunfarms Corp. joint venture for the production of cannabis in Canada (our “Joint Venture”) and our start-up operations of growing hemp in the United States; the legal status of our Joint Venture; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of our Joint Venture to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., our Joint Venture’s ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for our Joint Venture; risks related to rules and regulations at the U.S. federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

The Company has based these forward-looking statements on factors and assumptions about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions that management believes are reasonable based on information currently available to management, there can be no assurance that actual results will be consistent with these forward-looking statements. Forward-looking statements necessarily involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, that may cause the Company’s or the industry’s actual results, performance, achievements, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, the factors contained in the Company’s filings with securities regulators, including this Quarterly Report on Form 10-Q. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results.

When relying on forward-looking statements to make decisions, the Company cautions readers not to place undue reliance on these statements, as forward-looking statements involve significant risks and uncertainties and should not be read as guarantees of future results, performance, achievements, prospects and opportunities. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$13,558	$11,989
Trade receivables	9,602	8,997
Inventories	15,546	15,918
Amounts due from joint ventures	10,238	15,418
Other receivables	201	342
Income tax receivable	231	713
Prepaid expenses and deposits	1,123	1,259

Total current assets	50,499	54,636

Non-current assets
Property, plant and equipment	61,687	63,158
Investment in joint ventures	55,607	41,334
Notes receivable - joint ventures	10,946	10,865
Deferred tax asset	8,377	7,999
Right-of-use assets	4,889	3,582
Other assets	1,593	1,834

Total assets	$193,598	$183,408

LIABILITIES
Current liabilities
Line of credit	$4,000	$2,000
Trade payables	9,019	12,653
Current maturities of long-term debt	3,391	3,423
Accrued liabilities	3,367	3,017
Operating lease liabilities - current	718	875
Finance lease liabilities - current	41	61

Total current liabilities	20,536	22,029

Non-current liabilities
Long-term debt	28,158	28,966
Deferred tax liability	1,150	1,873
Operating lease liabilities - non-current	4,238	2,690
Finance lease liabilities - non-current	39	34
Other liabilities	1,103	1,357

Total liabilities	55,224	56,949

Commitments and contingencies (note 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 56,250,419 shares issued and outstanding at March 31, 2020 and 52,656,669 shares issued and outstanding at December 31, 2019.	105,656	98,333
Additional paid in capital	4,880	4,351
Accumulated other comprehensive loss	(602)	(475)
Retained earnings	28,440	24,250

Total shareholders’ equity	138,374	126,459

Total liabilities and shareholders’ equity	$193,598	$183,408

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income and Comprehensive Income

(In thousands of United States dollars, except per share data, unless otherwise noted)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Sales	$32,112	$31,890
Cost of sales	(31,347)	(31,215)

Gross margin	765	675
Selling, general and administrative expenses	(3,921)	(4,242)
Share-based compensation	(529)	(1,296)
Interest expense	(537)	(694)
Interest income	383	136
Foreign exchange (loss) gain	(926)	278
Gain on settlement agreement	4,681	—
Other income (expense)	39	(130)
(Loss) gain on disposal of assets	(6)	13,564

(Loss) income before taxes and earnings from unconsolidated entities	(51)	8,291
Benefit of (provision for) income taxes	1,012	(4,436)

Income from consolidated entities after income taxes	961	3,855
Equity earnings from unconsolidated entities	3,229	2,611

Net income	$4,190	$6,466

Basic income per share	$0.08	$0.14

Diluted income per share	$0.08	$0.13

Weighted average number of common shares used in the computation of net income per share (in thousands):
Basic	52,933	47,677

Diluted	54,175	49,506

Net income	$4,190	$6,466
Other comprehensive (loss) income:
Foreign currency translation adjustment	(127)	44

Comprehensive income	$4,063	$6,510

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars, except share data)

(Unaudited)

	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2019	47,642,672	$60,872	$2,198	$(562)	$21,925	$84,433
Shares issued on exercise of stock options	15,999	54	(18)	—	—	36
Share-based compensation	153,332	908	388	—	—	1,296
Issuance costs	—	(2)	—	—	—
Cumulative translation adjustment	—	—	—	44	—	44
Net income	—	—	—	—	6,466	6,466

Balance at March 31, 2019	47,812,003	$61,832	$2,568	$(518)	$28,391	$92,273

Balance at January 1, 2020	52,656,669	$98,333	$4,351	$(475)	$24,250	$126,459
Share issued in public offering, net of issuance costs	3,593,750	7,323	—	—	—	7,323
Share-based compensation	—	—	529	—	—	529
Cumulative translation adjustment	—	—	—	(127)	—	(127)
Net income	—	—	—	—	4,190	4,190

Balance at March 31, 2020	56,250,419	$105,656	$4,880	$(602)	$28,440	$138,374

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net income	$4,190	$6,466
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530	1,926
Amortization of deferred charges	19	19
Share of income from joint ventures	(3,229)	(2,611)
Interest expense	537	694
Interest income	(383)	(136)
Interest paid on long-term debt	(538)	(662)
Gain on settlement agreement	(4,681)	—
Loss (gain) on disposal of assets	6	(13,564)
Lease payments	(271)	(254)
Interest paid on finance leases	(1)	(3)
Share-based compensation	529	1,296
Deferred income taxes	(468)	4,823
Changes in non-cash working capital items	2,225	(3,540)

Net cash used in operating activities	(535)	(5,546)

Cash flows used in investing activities:
Purchases of property, plant and equipment, net of rebate	(259)	(167)
Advances to joint ventures	—	(2,251)
Proceeds from sale of asset	—	60
Investment in joint ventures	(6,063)	(7)

Net cash used in investing activities	(6,322)	(2,365)

Cash flows from financing activities:
Proceeds from borrowings	2,000	3,000
Repayments on borrowings	(875)	(837)
Proceeds from issuance of common stock	7,957	—
Issuance costs	(633)	—
Proceeds from exercise of stock options	—	34
Payments on capital lease obligations	(21)	(18)

Net cash provided by financing activities	8,428	2,179

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Net increase (decrease) in cash and cash equivalents	1,569	(5,732)
Cash and cash equivalents, beginning of period	11,989	11,920

Cash and cash equivalents, end of period	$13,558	$6,188

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” the parent company, together with its subsidiaries, the “Company”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of March 31, 2020 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”) and a 58.7% equity interest in Pure Sunfarms Corp. (“Pure Sunfarms”), both of which are recorded as Investments in Joint Ventures (note 7).

The Company’s shares are listed on the Toronto Stock Exchange under the symbol VFF and are also listed in the United States on the Nasdaq Capital Market (“Nasdaq”) under the symbol VFF.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. The Company, through its subsidiary VFCE, owns and operates a 7.0 MW power plant that generates electricity. The Company’s joint venture, Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Company’s joint ventures, VF Hemp and AVGG Hemp, are cultivators of high cannabidiol (“CBD”) hemp in multiple states throughout the United States.

Coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis, affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

2	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2020 are subject to seasonal variations and may be impacted by the COVID-19 pandemic and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and 2018.

Other than as described below, there were no changes to our significant accounting policies described in our annual financial statements that had a material impact on our financial statements and related notes.

3	NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

4	INVENTORIES

Inventories, consisting of crop inventory, purchased produce inventory and spare parts inventory are valued at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Costs included in crop inventory include but are not limited to raw material packaging, direct labor, overhead, and the depreciation of growing equipment and facilities determined at normal capacity. These costs are expensed as cost of sales when the crops are sold.

Inventories consisted of the following as of March 31, 2020 and December 31, 2019:

Classification	March 31, 2020	December 31, 2019
Crop inventory	$14,672	$15,281
Purchased produce inventory	770	530
Spare parts inventory	104	107

Inventories	$15,546	$15,918

5	PROPERTY, PLANT AND EQUIPMENT

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

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-12 years

Construction in process reflects the cost of assets under construction, which are not depreciated until placed into service.

Property, plant and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

Classification	March 31, 2020	December 31, 2019
Land	$3,204	$3,204
Leasehold and land improvements	3,820	3,820
Greenhouses and other buildings	72,853	72,772
Machinery and equipment	61,498	61,871
Construction in progress	1,745	1,697
Less: Accumulated depreciation	(81,433)	(80,206)

Property, plant and equipment	$61,687	$63,158

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

6	LEASES

On August 7, 2019, the Company entered into an operating lease agreement for 8,341 square feet of office space located in Lake Mary, Florida. The lease commenced on January 1, 2020 and has a lease term of 88 months with an option to extend for five years. The base rent for the lease will be adjusted annually by multiplying the base rent by 1.025. The initial lease liability was calculated as the present value of the lease payments using an incremental borrowing rate of 4.98%. The right-of-use asset was calculated as the initial amount of the lease liability, plus any lease payments made before lease commencement, plus initial direct costs, less any lease incentives. The lease liability and the right-of-use asset are recorded in the consolidated statements of financial position.

The components of lease related expenses are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense (a)	$608	$611

Finance lease expense:
Amortization of right-of-use assets	$21	$20
Interest on lease liabilities	1	3

Total finance lease expense	$22	$23

(a)	Includes short-term lease costs of $200 and $311 for the three months ended March 31, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$271	$254
Operating cash flows from finance leases	$1	$3
Financing cash flows from finance leases	$21	$18

March 31, 2020
Weighted average remaining lease term:
Operating leases	3.9
Finance leases	1.6
Weighted average discount rate:
Operating leases	5.87%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2020	$987	$44
2021	1,355	30
2022	1,140	10
2023	920	—
2024	562	—
Thereafter	800	—

Undiscounted lease cash flow commitments	5,764	84
Reconciling impact from discounting	(808)	(4)

Lease liabilities on consolidated statement of financial position as of March 31, 2020	$4,956	$80

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

7	INVESTMENT IN JOINT VENTURES

Summarized Equity Earnings (Losses) from Unconsolidated Entities

	Equity earnings from unconsolidated entities
	Three months ended March 31,
	2020	2019
Pure Sunfarms	$3,531	$2,641
VF Hemp	(302)	(30)

Total	$3,229	$2,611

Pure Sunfarms Corp.

On June 6, 2017, the Company entered into an agreement to form Pure Sunfarms, a B.C. corporation, with Emerald Health Therapeutics Inc. (“Emerald”). The purpose of Pure Sunfarms is to produce, market and distribute cannabis in Canada.

The Company accounts for its investment in Pure Sunfarms, in accordance with Accounting Standards Codification (ASC) 323, Equity Method and Joint Ventures (“ASC 323”), using the equity method. The Company has determined that Pure Sunfarms is a variable interest entity (“VIE”), however the Company does not consolidate Pure Sunfarms because the Company is not the primary beneficiary. Although the Company is able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its 58.7% majority ownership interest, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Pure Sunfarms as of March 31, 2020 relates primarily to the Company’s investment of $55,607 and the recovery of the outstanding loan to Pure Sunfarms of $9,959.

The Company is required to apply the hypothetical liquidation at book value (“HLBV”) method to determine its allocation of the profits and losses in Pure Sunfarms. When determining its allocation of profits and losses, the HLBV method only considers shares that have been fully paid for. Therefore, due to the monthly escrow payments made by Emerald in 2019 in accordance with the Delta 2 Option and Escrow Agreements, the ownership changed each month in 2019 as escrow payment(s) were made. Under the hypothetical liquidation method, the Company received 57.4% and 57.6% of Pure Sunfarms’ earnings for the three months ended March 31, 2020 and 2019, respectively. In 2020, all of the escrow payments were made so the allocation of profits and losses is based on shares outstanding at the end of each month.

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

On March 2, 2020, pursuant to the Settlement Agreement, Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be CA$6.5 million (US$4.7 million). The Company recorded this amount as a gain and it’s included as gain on nonmonetary exchange on the consolidated statement of income and comprehensive income for the three months ended March 31, 2020.

As of March 31, 2020, and December 31, 2019, the total investment in Pure Sunfarms of $55.6 million and $41.3 million, respectively, was recorded in the consolidated statements of financial position.

The Company’s share of the joint venture consists of the following:

Balance, January 1, 2019	$6,341
Investments in joint venture	18,717
Share of net income for the year	16,276

Balance, December 31, 2019	$41,334

Balance, January 1, 2020	$41,334
Investments in joint venture	10,742
Share of net income for the period	$3,531

Balance, March 31, 2020	$55,607

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of Pure Sunfarms (in USD):

	March 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$608	$7,356
Trade receivables	12,809	8,687
Inventory	29,970	21,745
Other current assets	5,933	6,964
Non-current assets	105,921	108,652
Current liabilities
Trade payables	(12,288)	(4,938)
Borrowings due to joint ventures	(10,311)	(26,413)
Income taxes payable	(8,843)	(8,489)
Borrowings – current	(1,341)	(1,423)
Other current liabilities	(11,360)	(5,021)
Non-current liabilities
Borrowings – long term	(11,642)	(13,089)
Deferred tax liabilities	(3,372)	(2,473)

Net assets	$96,084	$91,558

	March 31, 2020	December 31, 2019
Reconciliation of net assets:
Accumulated retained earnings	$32,844	$26,679
Contributions from joint venture partners	70,088	63,481
Currency translation adjustment	(6,848)	1,398

Net assets	$96,084	$91,558

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue	$13,137	$10,801
Cost of sales*	(6,258)	(3,818)

Gross margin	6,879	6,983
Selling, general and administrative expenses	(2,434)	(999)

Income from operations	4,445	5,984
Interest expense	(217)	(1)
Foreign exchange (loss) gain	(179)	39
Other income, net**	4,332	10

Income before taxes	8,381	6,032
Provision for income taxes	(2,216)	(1,629)

Net income	$6,165	$4,403

*	Included in cost of sales for the three months ended March 31, 2020 and 2019 is $449 and $458, respectively, of depreciation expense.
**	Includes gain recognized on settlement of net liabilities of $4,348 (CA$6,044).

Village Fields Hemp USA LLC

On February 27, 2019, the Company entered into a joint venture with Nature Crisp, LLC (“Nature Crisp”) to form VF Hemp for the objective of outdoor cultivation of high percentage cannabidiol (“CBD”) hemp and CBD extraction in multiple states throughout the United States. VF Hemp is 65% owned by the Company and 35% owned by Nature Crisp. Under the terms of the VF Hemp Joint Venture Agreement, the Company will lend up to approximately US$15 million to VF Hemp for start-up costs and working capital.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company accounts for its investment in VF Hemp, in accordance with ASC 323, using the equity method because the Company is able to exercise significant influence over the operating and financial policies of VF Hemp through its 65% ownership interest and joint power arrangement with Nature Crisp. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $10,946 loan outstanding to VF Hemp.

The Company’s share of the joint venture consists of the following:

Balance, beginning of the period	$—
Investments in joint venture	7
Share of net loss	(2,464)
Losses applied against joint venture note receivable	2,457

Balance, December 31, 2019	$—

Balance, beginning of the period	$—
Investments in joint venture	—
Share of net loss	(302)
Losses applied against joint venture note receivable	302

Balance, March 31, 2020	$—

Summarized financial information of VF Hemp:

	March 31, 2020	December 31, 2019
Current assets
Inventory	$9,268	$9,308
Other current assets	163	546
Non-current assets	1,406	1,476
Current liabilities	(1,386)	(1,788)
Non-current liabilities	(13,697)	(13,323)

Net assets	$(4,246)	$(3,781)

Reconciliation of net assets:	March 31, 2020	December 31, 2019
Beginning retained earnings	$(3,791)	$(3,791)
Net loss for the three months ended March 31, 2020	(465)	—
Contributions from joint venture partners	10	10

Net assets	$(4,246)	$(3,781)

8	DEBT

At March 31, 2020 the Company had a Term Loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan had a maturity date of May 1, 2021 and a balance of $30,428 as of March 31, 2020. The outstanding balance was repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 1, 2021. As of March 31, 2020 and December 31, 2019, borrowings under the FCC Loan agreement were subject to an interest rate of 6.241% and 6.391%, respectively.

Effective May 1, 2020, the Company renewed its FFC Loan extending it for a term of five years, with an amortization period of 9 years and 9 months and a variable interest rate based on Canadian Imperial Bank of Commerce LIBOR (note 16).

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of March 31, 2020 and December 31, 2019, the balance was US$915 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to CA$700 to support financing of certain capital expenditures. The Company received an initial advance of CA$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of CA$ prime rate plus 200 basis points. As of March 31, 2020 and December 31, 2019, the balance was US$88 and US$106, respectively.

The weighted average interest rate on short-term borrowings as of March 31, 2020 and December 31, 2019 was 6.1% and 6.2%, respectively.

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to CA$13,000, less outstanding letters of credit totaling US$150 and CA$38, and variable interest rates with a maturity date on May 31, 2021. The Operating Loan is subject to margin requirements stipulated by the bank. As of March 31, 2020 and December 31, 2019, the amount drawn on this facility was US$4,000 and US$2,000, respectively.

The Company’s borrowings (“Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. In December 2019, the Company received a waiver for its annual debt service coverage and debt to EBITDA covenants under its Term Loan. As of March 31, 2020 the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the credit facilities and loans as of March 31, 2020 and December 31, 2019 was $161 and $162, respectively, and these amounts are included in accrued liabilities in the interim statements of financial position.

As collateral for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of March 31, 2020 and December 31, 2019 was $165,442 and 155,548, respectively.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2020 and December 31, 2019 was $25,148 and $24,915, respectively.

The aggregate annual maturities of long-term debt for the next five years and thereafter are as follows:

Remainder of 2020	$2,761
2021	30,362
2022	361
2023	166
2024	—
Thereafter	—

$33,650

9	FINANCIAL INSTRUMENTS

The Company records accounts receivable, accounts payable, accrued liabilities and debt at amortized cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

10	RELATED PARTY TRANSACTIONS AND BALANCES

On July 5, 2018, the Company entered into a Shareholder Loan Agreement (the “Loan Agreement”) with Pure Sunfarms, whereby, as of March 31, 2020, the Company had contributed $9,959 (CA$13,000) in the form of a demand loan to Pure Sunfarms. As of March 31, 2020, the loan amount bears simple interest at the rate of 5.2% per annum, calculated semi-annually. Interest will accrue and be payable upon demand. The balance of the loan, including interest, was $10,039 as of March 31, 2020.

On February 13, 2019, the Company announced that Pure Sunfarms had entered into a credit agreement with Bank of Montreal, as agent and lead lender, and Farm Credit Canada, as lender, in respect of a CA$20 million secured non-revolver term loan (the “Credit Facility”). The Credit Facility, which matures on February 7, 2022, is secured by the Delta 3 facility, and contains customary financial and restrictive covenants. The Company is not a party to the Credit Facility but has provided a limited guarantee in the amount of CA$10 million in connection with the Credit Facility (note 16).

As of March 31, 2020, the Company had $199 due from its joint venture, Pure Sunfarms, primarily for consulting services and the reimbursement of expenses which occurred in the quarter. As of December 31, 2019, the Company had $4,610 due from Pure Sunfarms, primarily relating to an equity contribution of CA$5,940 (US$4,494) to Pure Sunfarms made by the Company, on November 19, 2019 when Emerald failed to make a required escrow equity payment to Pure Sunfarms on November 1, 2019. Emerald disputed the Company’s additional November equity contribution, as well as the cancellation of 5.94 million common shares of Pure Sunfarms that related to the failure to pay the CA$5,940 equity contribution. In an effort to narrow the issues in dispute and accelerate the resolution of this shareholder dispute, which occurred on March 2, 2020 with the Settlement Agreement, Village Farms unwound its November equity contribution in January with Pure Sunfarms providing Village Farms with a CA$5,940 refund.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022, and bears simple interest at the rate of 8% per annum, calculated monthly. As of March 31, 2020 and December 31, 2019 the Grid Loan balance was $10,946 and $10,865, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $28 in salary and benefits during the three months ended March 31, 2020 and 2019, respectively.

Summary of amounts due from the joint ventures, including interest and included in the interim statements of financial position:

	March 31, 2020	December 31, 2019
Pure Sunfarms	$10,238	$15,418
VF Hemp	10,946	10,865

Total	$21,184	$26,283

11	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the three months ended March 31, 2020 was 24%, and 16% for the three months ended March 31, 2019.

The recovery for income taxes was $1,012 for the three months ended March 31, 2020 compared to provision for income taxes of ($4,436) for the three months ended March 31, 2019. The income tax provision for March 31, 2019 includes deferred tax liabilities arising from the contribution of the Delta 2 assets to Pure Sunfarms.

12	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include the Produce business, the Energy business and the Company’s cannabis and hemp segment. The Produce business produces, markets, and sells the product group which consists of premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells per a long-term contract to its one customer. For segment information regarding the Company’s cannabis and hemp segment refer to Note 7 – Investments – Equity Method and Joint Ventures.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Sales
Produce – U.S.	$29,315	$28,199
Produce – Canada	2,647	3,379
Energy – Canada	150	312

	$32,112	$31,890

Interest expense
Produce – U.S.	$7	$33
Produce – Canada	515	643
Energy – Canada	15	18

	$537	$694

Interest income
Corporate	$383	$136

	$383	$136

Depreciation
Produce – U.S.	$1,046	$1,020
Produce – Canada	301	419
Energy – Canada	183	228

	$1,530	$1,667

Gross margin
Produce – U.S.	$1,317	$705
Produce – Canada	(374)	60
Energy – Canada	(178)	(90)

	$765	$675

	March 31, 2020	December 31, 2019
Total assets
United States	$88,275	$88,395
Canada	102,781	92,067
Energy – Canada	2,542	2,946

	$193,598	$183,408

	March 31, 2020	December 31, 2019
Property, plant and equipment, net
United States	$40,373	$41,656
Canada	18,966	18,759
Energy – Canada	2,348	2,743

	$61,687	$63,158

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

13	INCOME PER SHARE

Basic and diluted net income per ordinary share is calculated as follows:

	For the three months ended March 31,
	2020	2019
Numerator:
Net income	$4,190	$6,466

Denominator:
Weighted average number of common shares—basic	52,933	47,677
Effect of dilutive securities- share-based employee options and awards	1,242	1,829

Weighted average number of common shares—diluted	54,175	49,506

Antidilutive options and awards	510	—
Net income per ordinary share:
Basic	$0.08	$0.14

Diluted	$0.08	$0.13

14	SHARE-BASED COMPENSATION PLAN

Share-based compensation expense for the three months ended March 31, 2020 and 2019 of $529 and $1,296, respectively.

Stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,452,666	CA$	5.12	5.60	$11,435
Granted	—		—	—	$—
Exercised	—		—	—	$—
Forfeited	(25,000)	CA$	2.67	—	$—

Outstanding at March 31, 2020	2,427,666	CA$	5.15	5.34	$4,215

Exercisable at March 31, 2020	1,890,670	CA$	3.29	4.45	$4,132

Performance-based shares activity for the three months ended March 31, 2020 was as follows:

	Number of Performance-based Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	739,000	CA$	6.58
Granted	10,000	CA$	7.16
Received	—		—
Forfeited/expired	(54,000)	CA$	8.09

Outstanding at March 31, 2020	695,000	CA$	7.16

Exercisable at March 31, 2020	40,000	CA$	11.44

15	COMMITMENTS AND CONTINGENCIES

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

16	SUBSEQUENT EVENTS

In April 2020, Pure Sunfarms expanded its credit facility with its existing lender to CA$59.0 million, including accordion provisions of CA$22.5 million. As a pre-condition to complete the debt facility, the Company made an additional contribution of CA$8.0 million in Pure Sunfarms, further increasing its majority ownership of Pure Sunfarms to 58.7% from 57.4%.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Effective May 1, 2020, the Company renewed its FCC Loan extending it for a term of five years with a maturity date of April 1, 2025. The renewed loan will be subject to a variable interest rate of 4.574%, reset quarterly based on Canadian Imperial Bank of Commerce LIBOR. The renewed loan is repayable by way of monthly installments of principal and interest based on an amortization period of 9 years and 9 months, with the balance and any accrued interest to be paid in full April 1, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The March 31, 2019 figures are based on the Company’s recently restated GAAP results filed on Form 8-K on April 22, 2020 and not the Company’s IFRS financial statements filed in May 2019. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Through our majority ownership position in our joint venture, the British Columbia-based Pure Sunfarms Corp. (“PSF” or “Pure Sunfarms”), we have one of the single largest cannabis growing operations in the world. We are also one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada, and we have joint venture operations in hemp and CBD products.

Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly emerging cannabis opportunity following legalization of cannabis in Canada. Pure Sunfarms is currently one of the largest producers of cannabis in Canada with distribution in three of the provinces. Its long-term objective is to be the leading low cost, high quality cannabis producer in Canada. In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year to national grocers in the U.S. and Canada from more than nine million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia and Texas, as well as from our partner greenhouses in British Columbia, Ontario and Mexico. We are also pursuing opportunities to become a vertically integrated leader in the U.S. hemp-derived CBD market, subject to compliance with all applicable U.S. federal and state laws. We have established two joint ventures, Village Fields Hemp USA, LLC (“VF Hemp” or “VFH”), and Arkansas Valley Green and Gold Hemp LLC, for multi-state outdoor hemp cultivation and CBD extraction and plans to pursue controlled environment hemp production at our Texas greenhouse operations, which total 5.7 million square feet of production area, subject to legalization of hemp in Texas. Our subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0 MW power plant that generates electricity.

Recent developments relating to the outbreak of the Coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries, including Canada, as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, all of our cultivation operations as well as PSF’s cultivation operations are operating. However, the extent to which COVID-19 and the related global economic crisis, affects our workforce, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties such as our produce customers, cannabis retail store operations and vendors. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and are actively managing our business to respond to the impact.

We caution you that our results of operations for the three months ended March 31, 2020 may not be indicative of our future performance, particularly considering the ongoing and developing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

RESULTS OF OPERATIONS

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the three months ended March 31,
	2020	2019
Sales	$32,112	$31,890
Cost of sales	(31,347)	(31,215)
Gross margin	765	675
Selling, general and administrative expenses	(3,921)	(4,242)
Stock compensation expense	(529)	(1,296)
Interest expense	(537)	(694)
Interest income	383	136
Foreign exchange (loss) gain	(926)	278
Gain on settlement agreement	4,681	—
Other income, net	39	(130)
(Loss) gain on disposal of assets	(6)	13,564
Recovery of (provision for) income taxes	1,012	(4,436)
Net income from consolidated entities	961	3,855
Equity earnings of unconsolidated entities	3,229	2,611
Net income	$4,190	$6,466
Adjusted EBITDA (1)	$1,096	$1,344
Earnings per share - basic	$0.08	$0.14
Earnings per share – diluted	$0.08	$0.13

(1)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income, the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms and 65% interest in VFH.

JV Cannabis Business – Pure Sunfarms

Set forth below are the operating results of PSF, before any allocation to Village Farms, which are not consolidated in our financial results, in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”). A discussion of our consolidated results, including our Produce Segment, is included further below.

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Sales

Sales for the three months ended March 31, 2020 and 2019 were $13,137 and $10,801, respectively, an increase of 21.6%. For the three months ended March 31, 2020, sales consisted of approximately 10,365 kilograms (“kgs”) of flower and trim, at an average sales price of $1.27 per gram (CAD $1.75 per gram). For the three months ended March 31, 2019, sales consisted of approximately 4,140 kilograms of flower and trim, at an average sales price of $2.61 per gram (CAD $3.47 per gram).

Sales include non-monetary transactions with extraction licensed producers in which PSF sold extraction grade dried flower and trim and purchased for various forms of distillate from the same counterparties. PSF committed to sell approximately 8,802 kgs of dried flower for $7,138 of which approximately 6,256 kgs of dried flower were sold in the quarter for $5,037 and committed to and purchased 368.161 liters of distillate for $6,566 and will receive net cash of $573. The distillate will be used by PSF in future cannabis 2.0 product launches. Title and control of the extraction grade dried flower and trim was transferred and accepted by the customers, with some of it being delivered during the quarter and some of it being sold on a bill and hold basis and therefore, identified as separately belonging to the customer while still in the physical possession of PSF. Some of the distillate has been delivered and some is being held by the extraction companies, but has been identified and accepted by PSF.

Sales to provincial boards totaled 3,065 kgs during the quarter at an average price of $1.98 per gram, as compared to nil in the first quarter of 2019 when all of PSF sales were to the wholesale channel. Sales to provincial governments increased 135.8% from the fourth quarter of 2019, which was PSF’s first full quarter of retail (provincial sales). The first quarter of 2020 benefited from the initial launch and sale of product to Alberta.

Cost of Goods

Cost of goods sold for the three months ended March 31, 2020 and 2019 was $6,258 and $3,818, respectively, an increase of 63.9%. The total cost increase is driven by a period over period increase in kgs sold. The cost of kgs sold in the first quarter of 2020 was $0.64 per kgs, versus $1.04 in the first quarter of 2019. The lower cost in 2020 was driven by full scale operations in 2020 versus 2019, providing better efficiencies and economies of scale, as well as more experience since PSF initial winter crop cycle. The cost of production in the first quarter of 2020 was higher than the fourth quarter of 2019 due the incremental use and cost of power to run the operations.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 was $2,434 and $999, respectively, an increase of 143.6%. The increase is primarily due to investments in retail sales, marketing and staffing.

Other Income

PSF recognized $4,348 in the first quarter of 2020 as an outcome of the March 2, 2020 Settlement Agreement between PSF, Emerald Health and the Company. This gain is PSF’s forgiveness of the shareholder loan and accrued interest owed by Emerald offset by the extinguishment of the Supply Agreement and any amounts receivable under it, which included an CA$8.1 million receivable from Emerald for sales made in 2019.

Net Income

Net income for the three months ended March 31, 2020 and 2019 was $6,165 and $4,403, respectively, an increase of 40.0%.

Adjusted EBITDA

Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), which excludes the one-off gain on settlement of net liabilities, for the three months ended March 31, 2020 and 2019 was $4,868 and $6,451, respectively. The decrease is primarily due to lower selling prices and higher selling, general and administrative expenses for the three months ended March 31, 2020 compared to the same prior year period.

Consolidated Line Item Results

Three months ended March 31, 2020 Compared to Three months ended March 31, 2019

Sales

Sales for the three months ended March 31, 2020 increased $222, or 1%, to $32,112 compared to $31,890 for the three months ended March 31, 2019. The increase in sales is primarily due to an increase in supply partner sales of $2,257 partially offset by a decrease in our own production sales of ($1,964). The decrease in the sale of our own production is primarily attributed to a decrease of (18%) in our product volume as a result of ongoing plant disease pressure at our Texas facilities.

The average net price for all tomato pounds sold increased 12% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in the average selling price of our commodity items, which includes beefsteak and tomatoes on the vine (“TOVs”). The increase in net price in the commodity item prices was primarily due to a supply shortage throughout most of the first quarter of 2020. Pepper prices increased 22% and pepper pounds decreased (49%) when compared to the same prior year period. Cucumber prices decreased (8%) and cucumber pounds remained flat for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

A summary of sales by product group in our greenhouse produce business, follows:

	For the three months ended March 31,
Percent of Sales by Product Group	2020	2019
Tomatoes	91%	87%
Peppers	4%	5%
Cucumbers	5%	8%

	100%	100%

Cost of Sales

Cost of sales for the three months ended March 31, 2020 increased $132, or less than 1%, to $31,347 from $31,215 for the three months ended March 31, 2019, due to a decrease in freight expense and production costs at our Texas facilities, partially offset by an increase in contract sales costs of 4%. The decrease in freight expense and Texas facilities production costs is primarily due to a decline in our own production volume which continues to be affected by the ongoing plant disease pressure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased ($321), or (8%), to $3,921 from $4,242 for the three months ended March 31, 2019. The decrease is primarily due to reductions in employee related expenses, accounting fees and travel offset by an increase in legal expense related primarily to public company filings and the settled matters with our Pure Sunfarms joint venture partner and increases in other public company expenses.

Stock Compensation Expenses

Share-based compensation expense for the three months ended March 31, 2020 was $529 compared to $1,296 for the three months ended March 31, 2019. The decrease in share-based compensation expense is primarily due to the vesting of performance shares earned related to developments in Pure Sunfarms in the first quarter of 2019.

Interest Expense

Interest expense for the three months ended March 31, 2020 decreased ($157) to $537 from $694 for the three months ended March 31, 2019. The decrease is due to lower interest rates and lower debt balances.

Interest Income

Interest income for the three months ended March 31, 2020 and 2019 was $383 and $136, respectively. The increase is due to interest being earned on the VFH grid loan that did not exist during the first quarter of 2019.

Equity Earnings from Unconsolidated Entities

Equity earnings from our unconsolidated entities increased 24% to $3,229 for the three months ended March 31, 2020, from $2,611 for the prior year period. The increase is primarily due to a $4,348 gain resulting from the outcome of the March 2, 2020 Settlement Agreement between PSF, Emerald Health and the Company, of which $2,496 is our share of that income, offset by a period over period increase in Pure Sunfarms’ selling, general and administrative expenses of ($1,435) and our share of VF Hemp first quarter losses of ($302). For information regarding the results of operations from our joint ventures, refer to “JV Cannabis Business” above and “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Income Tax Recovery (Provision)

For the three months ended March 31, 2020, we recorded an income tax recovery of $1,012 compared to an income tax provision of ($4,436) for the three months ended March 31, 2019. The improvement is primarily due to a $13,564 gain on disposal of assets arising from the contribution of our Delta 2 assets to Pure Sunfarms during the three months ended March 31, 2019. Pure Sunfarms and VF Hemp are both reported post-tax and therefore do not factor into our tax calculation.

(Loss) gain on Disposal of Assets

The Company recognized a loss on disposal of assets of ($6) for the three months ended March 31, 2020 compared to a gain of $13,564 in the prior year period. The 2019 gain was due to the contribution of Delta 2 assets to Pure Sunfarms in March 2019. The gain represents the difference between our book value of the assets contributed and the CA$25,000 fair market value of stock received in PSF.

Net Income

Net income for the three months ended March 31, 2020 and 2019 was $4,190 and $6,466, respectively. The decrease was due to a gain on settlement of $4,681, a recovery of taxes of $1,012 and a decrease in share-based compensation of $767 recognized during the three months ended March 31, 2020 compared to a gain on disposal of assets of $13,564 offset by a provision for taxes of ($4,436), recognized during the three months ended March 31, 2019.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2020 decreased to $1,096 from $1,344 for the three months ended March 31, 2019. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures - Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

We expect to provide or obtain adequate financing to maintain and improve its property, plant and equipment, to fund working capital produce needs and invest in Pure Sunfarms for the foreseeable future from cash flows from operations, and, as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity financing.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding March 31, 2020
Operating Loan	CA$	13,000		$4,000
Term Loan		$30,428		$30,428
VFCE Loan	CA$	1,422	CA$	1,422

At March 31, 2020 we had a Term Loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan had a maturity date of May 1, 2021 and a balance of $30,428 as of March 31, 2020. The outstanding balance was repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 1, 2021. As of March 31, 2020 and December 31, 2019, borrowings under the FCC Loan agreement were subject to an interest rate of 6.241% and 6.391%, respectively.

In May, we received a loan amendment from FFC for our Term Loan, extending it for a term of five years, to April 1, 2025 with an amortization period of 9 years and 9 months and with a revised variable interest rate based on Canadian Imperial Bank of Commerce LIBOR, which resulted in a lower interest rate on this loan effective May 1, 2020.

We are also party to a variable rate line of credit agreement with Bank of Montreal (“BMO”) that has a maturity date of May 31, 2021 (the “Operating Loan” and together with the FCC Loan, the “Credit Facilities”). The Operating Loan is subject to margin requirements stipulated by the bank based on produce sales. As at March 31, 2020 and 2019 there was $4,000 and $2,000, respectively, drawn on the Operating Loan, which is available to a maximum of CA$13,000, less outstanding letters of credit of US$150 and CA$38.

Our subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of March 31, 2020, and December 31, 2019, the balance was US$915 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually.

As security for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities) and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of March 31, 2020 and 2019 was $156,368 and $155,548, respectively.

As security for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2020 and 2019 was $25,038 and $24,915, respectively.

Our borrowings (“Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and we are required to maintain certain minimum working capital. In December 2019, we received a waiver for our annual debt service coverage and debt to EBITDA covenants under its Term Loan. As of March 31, 2020 the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the credit facilities and loans as of March 31, 2020 and 2019 was $161 and $162, respectively. These amounts are included in accrued liabilities in the consolidated statements of financial position.

In 2019, Pure Sunfarms entered into a credit agreement with BMO, as agent and lead lender, and FCC, as lender, in respect of a CA$20,000 secured non-revolver term loan (the “PSF Credit Facility”). As of March 31, 2020, the outstanding amount on the loan was CA$18,401. In April 2020, Pure Sunfarms expanded the PSF Credit Facility credit facility with its existing lender to CA$59.0 million, including accordion provisions of CA$22.5 million.

The PSF Credit Facility, which matures on February 7, 2022, is secured by the Delta 2 and 3 greenhouse facilities and contains customary financial and restrictive covenants. The Company is not a party to the PSF Credit Facility but has guaranteed up to CA$10 million in connection with the PSF Credit Facility.

The Company closed equity offerings on October 22, 2019 and March 24, 2020. The October 22, 2019 public offering raised net proceeds of CA$26,934 through the issuance of 3,059,000 Common Shares at a price of CA$9.40 per Common Share. The March 24, 2020 public offering raised net proceeds of CA$10,711 through the issuance of 3,593,750 Common Shares at a price of CA$3.20 per Common Share.

Summary of Cash Flows

	For the three months ended March 31,
(in Thousands)	2020	2019
Cash beginning of period	$11,989	$11,920
Net cash flow (used in) provided by: (used in)
Operating activities	(419)	(5,546)
Investing activities	(6,438)	(2,365)
Financing activities	8,428	2,179

Net cash increase (decrease) for the period	1,571	(5,732)
Effect of exchange rate changes on cash	(2)	—

Cash, end of the period	$13,558	$6,188

Operating Activities

For the three months ended March 31, 2020 and 2019, cash flows used in operating activities before changes in non-cash working capital totalled ($2,760) and ($2,006), respectively. The period over period change is primarily due to an increase in purchases from third party suppliers.

Investing Activities

For the three months ended March 31, 2020 cash flows used in investing activities consisted of ($6,063) of additional investment in Pure Sunfarms and ($259) of capital expenditures for our produce operations. For the three months ended March 31, 2019 cash flows used in investing activities consisted of a ($2,251) note to VF Hemp, ($167) of capital expenditures and our initial ($7) investment in VF Hemp.

Financing Activities

For the three months ended March 31, 2020, cash flows provided by financing activities consisted of the $7,324 generated from the issuance of Common Shares, net of issuance costs, $1,125 of proceeds from borrowing net of repayments, and payments on capital lease obligations of ($21). For the three months ended March 31, 2019, cash flows provided by financing activities consisted of $34 generated from the exercise of stock options, $2,163 of proceeds from borrowings net of repayments and ($18) used for payments on capital lease obligations.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, we made equity contributions to Pure Sunfarms totaling CA$8,000 (US$6,063). We contributed an additional CA$8,000 (US$5,650) on April 2, 2020. The Company may be required to make additional equity contributions to Pure Sunfarms based on Pure Sunfarms ability to generate positive cash flow from its operations, as well as a requirement under the terms of its expanded credit facility with BMO, if another syndicate member is not added on or before May 31, 2020.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Non-GAAP Measures

References in this report to “Adjusted EBITDA” are to earnings (including the equity in earnings of the Pure Sunfarms) before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, stock compensation, and gains and losses on asset sales, and adjusts for the difference in accounting treatment of Pure Sunfarms, which we believe is necessary to reflect the true economic value of our interest in Pure Sunfarms. Adjusted EBITDA is a cash flow measure that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance or to cash flows from operating, investing and financing activities as measures of liquidity and cash flows. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of Pure Sunfarms and VF Hemp operations), are presented in the table Reconciliation of GAAP to Proportionate Results below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represent a significant percentage of our net income.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

(in thousands of U.S. dollars)	For the three months ended March 31,
	2020	2019
Net income	$4,190	$6,466
Add:
Amortization	1,530	1,840
Foreign currency exchange loss (gain)	926	(278)
Interest expense, net	154	558
(Recovery of) provision for income taxes	(1,012)	4,436
Stock based compensation	529	1,296
Interest expense for JVs	293	—
Amortization for JVs	301	296
Foreign currency exchange loss (gain) for JVs	102	(29)
Provision for (recovery of) income taxes from JVs	1,269	1,093
Gain on settlement agreement	(4,681)	—
Gain on settlement of net liabilities from JV	(2,496)	—
Gain on disposal of assets	(9)	(13,564)
Adjustment to reflect true economic value for Pure Sunfarms(1)	—	(770)

Adjusted EBITDA	$1,096	$1,344
Adjusted EBITDA for JVs (See table below)	$2,683	$3,203
Adjusted EBITDA excluding JVs(produce)	($1,587)	($1,859)

Breakout of JV Adjusted EBITDA (in thousands of U.S. dollars)	For the three months ended March 31,
	2020	2019
Pure Sunfarms Adjusted EBITDA	$2,778	$3,226
VFH Adjusted EBITDA	(95)	(23)

Total JV Adjusted EBITDA	$2,683	$3,203

(1) The GAAP treatment of our equity earning of Pure Sunfarms is different than under International Financial Reporting Standards (“IFRS”). Under GAAP the Emerald shares held in escrow are not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for the three months ended March 31, 2019 of 57.6% was higher than our economic interest of 50% under IFRS.

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VF Hemp operations):

	For the three months ended March 31, 2020
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$32,112	$7,442	$98	$39,652
Cost of sales	(31,347)	(3,557)	(120)	(35,024)
Selling, general and administrative expenses	(3,921)	(1,348)	(117)	(5,386)
Stock compensation expense	(529)	—	—	(529)
Gain on settlement agreement	4,681	—	—	4,681
Gain on settlement of net liabilities	—	2,496		2,496
(Loss) gain on disposal of assets	(6)	5	10	9
Other income (expense) net	(1,041)	(238)	(173)	(1,441)
Recovery of (provision for) income taxes	1,012	(1,269)	—	(257)
Net income (loss)	$961	$3,531	($302)	$4,190
Adjusted EBITDA (2)	($1,587)	$2,778	($95)	$1,096
Earnings (loss) per share – basic	$0.02	$0.07	($0.01)	$0.08
Earnings (loss) per share – diluted	$0.02	$0.07	($0.01)	$0.08

	For the three months ended March 31, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$31,890	$6,728	$—	$38,618
Cost of sales	(31,215)	(2,451)	—	(33,666)
Selling, general and administrative expenses	(4,242)	(583)	(31)	(4,856)
Stock compensation expense	(1,296)	—	—	(1,296)
Gain on disposal of assets	13,564	—	—	13,564
Other income (expense) net	(410)	34	—	(376)
Recovery of (provision for) income taxes	(4,436)	(1,086)	—	(5,522)
Net income (loss)	3,855	$2,642	($31)	$6,466
Adjusted EBITDA (2)	($1,859)	$3,226	($23)	$1,344
Earnings (loss) per share – basic	$0.08	$0.06	$0.00	$0.14
Earnings (loss) per share – diluted	$0.08	$0.05	$0.00	$0.13

Notes:

(1)

The adjusted consolidated financial results have been adjusted to include our share of sales and expenses from Pure Sunfarms and Hemp on a proportionate accounting basis, on which management bases its operating decisions and performance evaluation. GAAP does not allow for the inclusion of the joint ventures on a proportionate basis. These results include additional non-GAAP measures such as Adjusted EBITDA.

The adjusted results are not generally accepted measures of financial performance under GAAP. Our method of calculating these financial performance measures may differ from other companies and accordingly, they may not be comparable to measures used by other companies.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures”. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Consolidated Adjusted EBITDA includes our majority non-controlling interest Pure Sunfarms and our 65% interest in VF Hemp.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Interim Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher, the net income during the periods ended March 31, 2020 and 2019 would have been lower by $40 and $43, respectively. This represents $40 and $43 in increased interest expense for the periods ended March 31, 2020 and 2019, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2020, and 2019, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7056 and C$1.00 = US$0.7489, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2020 and March 31, 2019 with the net foreign exchange gain or loss directly impacting net income (loss).

	March 31, 2020	March 31, 2019
Financial assets
Cash and cash equivalents	$1,179	$214
Trade receivables	181	230
JV notes receivable	1,451	1,346
Financial liabilities
Trade payables and accrued liabilities	(266)	(282)
Loan payable	(142)	(186)

Net foreign exchange gain (loss)	$2,403	$1,322

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

Other than the interest rate risk and foreign exchange risk discussed above, there have been no material changes tour market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.	Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2019, as filed with the SEC on April 1, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, except as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments relating to the outbreak of the Coronavirus pandemic (“COVID-19”)”.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 5.	Other Information

On May 12, 2020, we filed a preliminary proxy statement that included disclosure indicating that Dr. Roberta Cook, a member on our board of directors (the “Board”), is not standing for re-election as a director on the Board at our annual and special meeting of shareholders (the “Meeting”) and accordingly, would resign as a member of the Board and from any position held by her on any committee of the Board. Such resignation and decision to not stand for re-election as a director was not the result of any disagreement relating to the Company’s operations, policies or practices. Following Dr. Roberta Cook ‘s resignation the Board will consist of six directors.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

3.1	Articles of Amalgamation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.2	By-laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.3	By-laws amendment (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed on December 20, 2019)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020)**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

**

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE FARMS INTERNATIONAL, INC.

By:	/s/ Stephen C. Ruffini
Name:	Stephen C. Ruffini
Title:	Chief Financial Officer and Director
(Authorized Signatory and Principal Financial and Accounting Officer)

Date: May 14, 2020