Form 10-Q
period 2020-06-30
Village Farms International, Inc.
filed 2020-08-13
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2020, 56,474,084 shares of common stock were issued and outstanding.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$9,568	$11,989
Trade receivables	13,912	8,997
Inventories	13,123	15,918
Amounts due from joint ventures	10,661	15,418
Other receivables	589	342
Income tax receivable	841	713
Prepaid expenses and deposits	1,136	1,259

Total current assets	49,830	54,636

Non-current assets
Property, plant and equipment	60,498	63,158
Investment in joint ventures	61,721	41,334
Notes receivable - joint ventures	10,841	10,865
Deferred tax asset	8,885	7,999
Right-of-use assets	4,387	3,582
Other assets	1,779	1,834

Total assets	$197,941	$183,408

LIABILITIES
Current liabilities
Line of credit	$4,000	$2,000
Trade payables	9,849	12,653
Current maturities of long-term debt	2,377	3,423
Accrued liabilities	7,037	3,017
Operating lease liabilities - current	1,741	875
Finance lease liabilities - current	40	61

Total current liabilities	25,044	22,029

Non-current liabilities
Long-term debt	28,354	28,966
Deferred tax liability	1,728	1,873
Operating lease liabilities - non-current	2,746	2,690
Finance lease liabilities - non-current	16	34
Other liabilities	1,322	1,357

Total liabilities	59,210	56,949

Commitments and contingencies (note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 56,402,418 shares issued and outstanding at June 30, 2020 and 52,656,669 shares issued and outstanding at December 31, 2019.	105,829	98,333
Additional paid in capital	5,128	4,351
Accumulated other comprehensive loss	(547)	(475)
Retained earnings	28,321	24,250

Total shareholders’ equity	138,731	126,459

Total liabilities and shareholders’ equity	$197,941	$183,408

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data, unless otherwise noted)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$47,573	$41,329	$79,685	$73,219
Cost of sales	(44,044)	(44,299)	(75,391)	(75,514)

Gross margin	3,529	(2,970)	4,294	(2,295)
Selling, general and administrative expenses	(3,813)	(3,949)	(7,734)	(8,188)
Share-based compensation	(328)	(701)	(857)	(1,997)
Interest expense	(437)	(669)	(974)	(1,363)
Interest income	93	211	476	347
Foreign exchange gain (loss)	530	243	(396)	521
Gain on settlement agreement (note 7)	—	—	4,681	—
Other income	26	282	65	152
(Loss) gain on disposal of assets	—	—	(6)	13,564

(Loss) income before taxes and earnings from unconsolidated entities	(400)	(7,553)	(451)	741
(Provision for) recovery of income taxes	(69)	3,284	943	(1,152)

Loss (income) from consolidated entities after income taxes	(469)	(4,269)	492	(411)
Equity earnings from unconsolidated entities	350	7,985	3,579	10,593

Net (loss) income	$(119)	$3,716	$4,071	$10,182

Basic (loss) income per share	$(0.00)	$0.08	$0.07	$0.21

Diluted (loss) income per share	$(0.00)	$0.07	$0.07	$0.20

Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):

Basic	56,339	48,825	54,636	48,322

Diluted	56,339	50,712	55,756	50,159

Net (loss) income	$(119)	$3,716	$4,071	$10,182
Other comprehensive (loss) income:
Foreign currency translation adjustment	55	36	(72)	80

Comprehensive (loss) income	$(64)	$3,752	$3,999	$10,262

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss).

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2020
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at April 1, 2020	56,250,419	$105,656	$4,880	$(602)	$28,440	$138,374
Shares issued in pubic offering, net of issuance costs	—	(29)	—	—	—	(29)
Shares issued on exercise of stock options	151,999	202	(80)	—	—	122
Share-based compensation	—	—	328	—	—	328
Cumulative translation adjustment	—	—	—	55	—	55
Net loss	—	—	—	—	(119)	(119)

Balance at June 30, 2020	56,402,418	$105,829	$5,128	$(547)	$28,321	$138,731

	Three Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at April 1, 2019	47,812,003	$61,832	$2,568	$(518)	$28,391	$92,273
Shares issued in pubic offering, net of issuance costs	1,000,000	13,928	—	—	—	13,928
Shares issued on exercise of stock options	36,783	61	(20)	—	—	41
Share-based compensation	125,000	—	701	—	—	701
Shares issued on exercise of warrants	300,000	614	(148)	—	—	466
Cumulative translation adjustment	—	—	—	36	—	36
Net income	—	—	—	—	3,716	3,716

Balance at June 30, 2019	49,273,786	$76,435	$3,101	$(482)	$32,107	$111,161

	Six Months Ended June 30, 2020
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2020	52,656,669	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in pubic offering, net of issuance costs	3,593,750	7,294	—	—	—	7,294
Shares issued on exercise of stock options	151,999	202	(80)	—	—	122
Share-based compensation	—	—	857	—	—	857
Cumulative translation adjustment	—	—	—	(72)	—	(72)
Net income	—	—	—	—	4,071	4,071

Balance at June 30, 2020	56,402,418	$105,829	$5,128	$(547)	$28,321	$138,731

	Six Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2019	47,642,672	$60,872	$2,198	$(562)	$21,925	$84,433
Shares issued in pubic offering, net of issuance costs	1,000,000	13,928	—	—	—	13,928
Shares issued on exercise of stock options	52,782	113	(38)	—	—	75
Share-based compensation	278,332	908	1,089	—	—	1,997
Shares issued on exercise of warrants	300,000	614	(148)	—	—	466
Cumulative translation adjustment	—	—	—	80	—	80
Net income	—	—	—	—	10,182	10,182

Balance at June 30, 2019	49,273,786	$76,435	$3,101	$(482)	$32,107	$111,161

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net income	$4,071	$10,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,021	3,766
Amortization of deferred charges	38	38
Share of income from joint ventures	(3,579)	(10,593)
Interest expense	974	1,363
Interest income	(476)	(347)
Interest paid on long-term debt	(1,018)	(1,063)
Gain on settlement agreement	(4,681)	—
Loss (gain) on disposal of assets	6	(13,564)
Non-cash lease expense	(627)	(513)
Interest paid on finance leases	(2)	(4)
Share-based compensation	857	1,997
Deferred income taxes	(400)	1,144
Changes in non-cash working capital items	3,961	(1,843)

Net cash provided by (used) in operating activities	2,145	(9,437)

Cash flows used in investing activities:
Purchases of property, plant and equipment, net of rebate	(452)	(730)
Advances to joint ventures	(125)	(5,806)
Proceeds from sale of asset	—	60
Investment in joint ventures	(11,713)	(13)

Net cash used in investing activities	(12,290)	(6,489)

Cash flows from financing activities:
Proceeds from borrowings	3,000	3,000
Repayments on borrowings	(2,652)	(1,709)
Proceeds from issuance of common stock	7,957	13,928
Issuance costs	(663)	—
Proceeds from exercise of stock options	122	75
Payments on capital lease obligations	(39)	(48)
Proceeds from exercise of warrants	—	466

Net cash provided by financing activities	7,725	15,712

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net decrease in cash and cash equivalents	(2,421)	(214)
Cash and cash equivalents, beginning of period	11,989	11,920

Cash and cash equivalents, end of period	$9,568	$11,706

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” the parent company, together with its subsidiaries, the “Company”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of June 30, 2020 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”) and a 58.7% equity interest in Pure Sunfarms Corp. (“Pure Sunfarms”), both of which are recorded as Investments in Joint Ventures (note 7).

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

Coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

2	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and six months ended June 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and 2018.

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

Inventories, consisting of crop inventory, purchased produce inventory and spare parts inventory are valued at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Costs included in crop inventory include but are not limited to raw material, packaging, direct labor, overhead, and the depreciation of growing equipment and facilities determined at normal capacity. These costs are expensed as cost of sales when the crops are sold.

Inventories consisted of the following as of June 30, 2020 and December 31, 2019:

Classification	June 30, 2020	December 31, 2019
Crop inventory	$12,103	$15,281
Purchased produce inventory	916	530
Spare parts inventory	104	107

Inventories	$13,123	$15,918

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is allocated between cost of sales and selling, general and administrative expenses depending on the type of asset and is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life of the asset, whichever is shorter. Maintenance and repairs are charged to cost of sales when incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Land is not depreciated. The estimated useful lives of the class of assets for the current and comparative periods are as follows:

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-12 years

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Construction in process reflects the cost of assets under construction, which are not depreciated until placed into service.

Property, plant and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

Classification	June 30, 2020	December 31, 2019
Land	$3,204	$3,204
Leasehold and land improvements	3,820	3,820
Greenhouses and other buildings	72,870	72,772
Machinery and equipment	61,841	61,871
Construction in progress	1,787	1,697
Less: Accumulated depreciation	(83,024)	(80,206)

Property, plant and equipment	$60,498	$63,158

6	LEASES

On August 7, 2019, the Company entered into an operating lease agreement for office space located in Lake Mary, Florida. The lease commenced on January 1, 2020 and has a lease term of 88 months with an option to extend for five years. The base rent for the lease will be adjusted annually by multiplying the base rent by 1.025. The initial lease liability was calculated as the present value of the lease payments using an incremental borrowing rate of 4.98%. The right-of-use asset was calculated as the initial amount of the lease liability, plus any lease payments made before lease commencement, plus initial direct costs, less any lease incentives. The lease liability and the right-of-use asset are recorded in the consolidated statements of financial position.

The components of lease related expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease expense (a)	$508	$563	$1,116	$1,174

Finance lease expense:
Amortization of right-of-use assets	$18	$20	$39	$40
Interest on lease liabilities	1	2	2	5

Total finance lease expense	$19	$22	$41	$45

(a)	Includes short-term lease costs of $302 and $317 for the three months ended June 30, 2020 and 2019, and $502 and $628 for the six months ended June 30, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating cash flows from operating leases	$356	$259	$627	$513
Operating cash flows from finance leases	$1	$1	$2	$4
Finance cash flows from finance leases	$18	$30	$39	$48

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

June 30, 2020
Weighted average remaining lease term:
Operating leases	4.6
Finance leases	1.5

Weighted average discount rate:
Operating leases	5.78%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2020	$630	$23
2021	1,305	30
2022	1,090	9
2023	870	—
2024	512	—
Thereafter	691	—

Undiscounted lease cash flow commitments	5,098	62
Reconciling impact from discounting	(611)	(6)

Lease liabilities on consolidated statement of financial position as of June 30, 2020	$4,487	$56

7	INVESTMENT IN JOINT VENTURES

Summarized Equity Earnings (Losses) from Unconsolidated Entities

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pure Sunfarms	$463	$8,105	$3,994	$10,747
VF Hemp	(113)	(104)	(415)	(133)
AVGG Hemp	—	(16)	—	(21)

Total	$350	$7,985	$3,579	$10,593

Pure Sunfarms Corp.

On June 6, 2017, the Company entered into an agreement to form Pure Sunfarms, a B.C. corporation, with Emerald Health Therapeutics Inc. (“Emerald”). The purpose of Pure Sunfarms is to produce, market and distribute cannabis in Canada.

The Company accounts for its investment in Pure Sunfarms, in accordance with Accounting Standards Codification (ASC) 323, Equity Method and Joint Ventures (“ASC 323”), using the equity method. The Company has determined that Pure Sunfarms is a variable interest entity (“VIE”), however the Company does not consolidate Pure Sunfarms because the Company is not the primary beneficiary. Although the Company is able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its 58.7% majority ownership interest, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Pure Sunfarms as of June 30, 2020 relates primarily to the Company’s investment of $61,721 and the recovery of the outstanding loan to Pure Sunfarms of $10,661.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Under the hypothetical liquidation method, the Company received 58.7% and 62.3% of Pure Sunfarms’ earnings for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company received 57.5% and 61.7% of Pure Sunfarms’ earnings, respectively.

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

On March 2, 2020, pursuant to the settlement agreement with Emerald (the “Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be CA$6.5 million (US$4.7 million). The Company recorded this amount as a gain on settlement agreement in the condensed consolidated statement of income (loss) and comprehensive income (loss) for the six months ended June 30, 2020.

As of June 30, 2020, and December 31, 2019, the total investment in Pure Sunfarms of $61.7 million and $41.3 million, respectively, was recorded in the consolidated statements of financial position.

The Company’s share of the joint venture consists of the following:

Balance, January 1, 2019	$6,341
Investments in joint venture	18,717
Share of net income for the year	16,276

Balance, December 31, 2019	$41,334

Balance, January 1, 2020	$41,334
Investments in joint venture	16,393
Share of net income for the period	3,994

Balance, June 30, 2020	$61,721

Summarized financial information of Pure Sunfarms:

	June 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$6,472	$7,356
Trade receivables	10,934	8,687
Inventory	36,000	21,745
Other current assets	5,950	6,964
Non-current assets	112,167	108,652
Current liabilities
Trade payables	(10,291)	(4,938)
Borrowings due to joint ventures	(10,703)	(26,413)
Income taxes payable	—	(8,489)
Borrowings – current	(1,798)	(1,423)
Other current liabilities	(8,765)	(5,021)
Non-current liabilities
Borrowings – long term	(20,431)	(13,089)
Deferred tax liabilities	(13,068)	(2,473)

Net assets	$106,467	$91,558

Reconciliation of net assets:
Accumulated retained earnings	$33,635	$26,679
Contributions from joint venture partners	75,738	63,481
Currency translation adjustment	(2,906)	1,398

Net assets	$106,467	91,558

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$9,386	$24,244	$22,523	$35,045
Cost of sales*	(6,266)	(3,956)	(12,524)	(7,774)

Gross Margin	3,120	20,288	9,999	27,271
Selling, general and administrative expenses	(1,850)	(1,786)	(4,284)	(2,785)

Income from operations	1,270	18,502	5,715	24,486
Interest expense	(131)	(293)	(348)	(293)
Foreign exchange (loss) gain	28	(25)	(151)	14
Other income, net**	1	4	4,333	13

Income before taxes	1,168	18,188	9,549	24,220
Provision for income taxes	(379)	(5,169)	(2,595)	(6,798)

Net Income	$789	$13,019	$6,954	$17,422

*	Included in cost of sales for the three months ended June 30, 2020 and 2019 is $563 and $387, and six months ended June 30, 2020 and 2019 is $1,012 and $845 respectively, of depreciation expense.
**	Includes gain recognized on settlement of net liabilities of $4,348.

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

The Company accounts for its investment in VF Hemp, in accordance with ASC 323, using the equity method because the Company is able to exercise significant influence over the operating and financial policies of VF Hemp through its 65% ownership interest and joint power arrangement with Nature Crisp. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $10,841 loan outstanding to VF Hemp.

The Company’s share of the joint venture consists of the following:

Balance, beginning of the period	$—
Investments in joint venture	7
Share of net loss	(2,464)
Losses applied against joint venture note receivable	2,457

Balance, December 31, 2019	$—

Balance, beginning of the period	$—
Investments in joint venture	—
Share of net loss	(415)
Losses applied against joint venture note receivable	415

Balance, June 30, 2020	$—

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of VF Hemp:

	June 30, 2020	December 31, 2019
Current assets
Inventory	$9,268	$9,308
Other current assets	314	546
Non-current assets	1,336	1,476
Current liabilities	(1,642)	(1,788)
Non-current liabilities	(13,697)	(13,323)

Net assets	$(4,421)	$(3,781)

Reconciliation of net assets:
Accumulated retained earnings	$(3,791)	$(3,791)
Net loss for the six months ended June 30, 2020	(640)	—
Contributions from joint venture partners	10	10

Net assets	$(4,421)	$(3,781)

8	DEBT

At June 30, 2020 the Company had a Term Loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $29,766 as of June 30, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments are reduced to $164 from $257. As of June 30, 2020, and December 31, 2019, borrowings under the FCC Loan agreement were subject to an interest rate of 4.68% and 6.391%, respectively.

The Company’s subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of June 30, 2020, and December 31, 2019, the balance was US$882 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to CA$700 to support financing of certain capital expenditures. The Company received an initial advance of CA$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of CA$ prime rate plus 200 basis points. As of June 30, 2020, and December 31, 2019, the balance was US$83 and US$106, respectively.

The weighted average interest rate on short-term borrowings as of June 30, 2020 and December 31, 2019 was 4.7% and 6.2%, respectively.

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to CA$13,000, less outstanding letters of credit totaling US$150 and CA$38, and variable interest rates with a maturity date on May 31, 2021. The Operating Loan is subject to margin requirements stipulated by the bank. As of June 30, 2020, and December 31, 2019, the amount drawn on this facility was US$4,000 and US$2,000, respectively.

The Company’s borrowings (“Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. In December 2019, the Company received a waiver for its annual debt service coverage and debt to EBITDA covenants under its Term Loan. The Company amended the terms of its covenants with respect to its term loan in August, effective June 30, 2020, applicable to its annual fiscal year end December 31, 2020. As of June 30, 2020, the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the credit facilities and loans as of June 30, 2020 and December 31, 2019 was $111 and $162, respectively, and these amounts are included in accrued liabilities in the interim statements of financial position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

As collateral for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of June 30, 2020 and December 31, 2019 was $168,378 and 155,548, respectively.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2020 and December 31, 2019 was $27,035 and $24,915, respectively.

The aggregate annual maturities of long-term debt for the next five years and thereafter are as follows:

Remainder of 2020	$1,307
2021	2,418
2022	2,406
2023	2,219
2024	2,059
Thereafter	21,795

$32,204

9	FINANCIAL INSTRUMENTS

The Company records accounts receivable, accounts payable, accrued liabilities and debt at amortized cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

10	RELATED PARTY TRANSACTIONS AND BALANCES

On July 5, 2018, the Company entered into a Shareholder Loan Agreement (the “Loan Agreement”) with Pure Sunfarms, whereby, as of June 30, 2020, the Company had contributed $9,959 (CA$13,000) in the form of a demand loan to Pure Sunfarms. As of June 30, 2020, the loan amount bears simple interest at the rate of 3.95% per annum, calculated semi-annually. Interest will accrue and be payable upon demand. The balance of the loan, including interest, was $10,522 as of June 30, 2020.

On February 13, 2019, the Company announced that Pure Sunfarms had entered into a credit agreement with Bank of Montreal, as agent and lead lender, and Farm Credit Canada, as lender, in respect of a CA$20 million secured non-revolver term loan “Credit Facility”). In April 2020, Pure Sunfarms expanded its Credit Facility to CA$59.0 million, including accordion provisions of CA$22.5 million. As a pre-condition to complete the debt facility, the Company made an additional contribution of CA$8.0 (US$5.7) million in Pure Sunfarms, further increasing its majority ownership of Pure Sunfarms to 58.7% from 57.4%. Each component of the Credit Facility matures on February 7, 2022, is secured by the Delta 3 facility, and contains customary financial and restrictive covenants. The Company is not a party to the Credit Facility but has provided a limited guarantee in the amount of CA$10 million in connection with the Credit Facility.

As of June 30, 2020, the Company had $139 due from its joint venture, Pure Sunfarms, primarily for consulting services and the reimbursement of expenses which mainly occurred in the year. As of December 31, 2019, the Company had $4,610 due from Pure Sunfarms, primarily relating to an equity contribution of CA$5,940 (US$4,494) to Pure Sunfarms made by the Company, on November 19, 2019 when Emerald failed to make a required escrow equity payment to Pure Sunfarms on November 1, 2019. Emerald disputed the Company’s additional November equity contribution, as well as the cancellation of 5.94 million common shares of Pure Sunfarms that related to the failure to pay the CA$5,940 equity contribution. In an effort to narrow the issues in dispute and accelerate the resolution of this shareholder dispute, which occurred on March 2, 2020 with the Settlement Agreement, Village Farms unwound its November equity contribution in January with Pure Sunfarms providing Village Farms with a CA$5,940 (US$4,554) refund.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of June 30, 2020, and December 31, 2019 the Grid Loan balance was $10,841 and $10,865, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $55 and $56 in salary and benefits during the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020, the Company advanced $20 to an employee in connection with a relocation at the request of the Company. As of June 30, 2020, this amount was included in other assets on the condensed consolidated interim statement of financial position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summary of amounts due from the joint ventures, including interest and included in the interim statements of financial position:

	June 30, 2020	December 31, 2019
Pure Sunfarms	$10,661	$15,418
VF Hemp	10,841	10,865

Total	$21,502	$26,283

11	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the six months ended June 30, 2020 and June 30, 2019 was 24%.

The recovery for income taxes was $943 for the six months ended June 30, 2020 compared to provision for income taxes of ($1,152) for the six months ended June 30, 2019. The income tax provision for June 30, 2019 includes deferred tax liabilities arising from the contribution of the Delta 2 assets to Pure Sunfarms.

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

The Company’s primary operations are in the United States and Canada. Segment information for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales
Produce – U.S.	$40,281	$33,661	$69,596	$61,860
Produce – Canada	7,174	7,423	9,821	10,802
Energy – Canada	118	245	268	557

	$47,573	$41,329	$79,685	$73,219

Interest expense
Produce – U.S.	$5	$32	$12	$65
Produce – Canada	418	618	933	1,261
Energy – Canada	14	19	29	37

	$437	$669	$974	$1,363

Interest income
Corporate	$93	$211	$476	$347

	$93	$211	$476	$347

Depreciation
Produce – U.S.	$1,040	$1,005	$2,086	$2,025
Produce – Canada	298	328	599	747
Energy – Canada	153	227	336	455

	$1,491	$1,560	$3,021	$3,227

Gross margin
Produce – U.S.	$(99)	$(5,441)	$1,218	$(4,736)
Produce – Canada	3,822	2,678	3,448	2,738
Energy – Canada	(194)	(207)	(372)	(297)

	$3,529	$(2,970)	$4,294	$(2,295)

	June 30, 2020	December 31, 2019
Total assets
United States	$89,716	$88,395
Canada	105,697	92,067
Energy – Canada	2,528	2,946

	$197,941	$183,408

	June 30, 2020	December 31, 2019
Property, plant and equipment, net
United States	$39,488	$41,656
Canada	18,669	18,759
Energy – Canada	2,341	2,743

	$60,498	$63,158

13	INCOME PER SHARE

Basic and diluted net income per ordinary share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(119)	$3,716	$4,071	$10,182

Denominator:
Weighted average number of common shares - Basic	56,339	48,825	54,636	48,322
Effect of dilutive securities- share-based employee options and awards	—	1,887	1,120	1,837

Weighted average number of common shares - Diluted	56,339	50,712	55,756	50,159

Antidilutive options and awards	2,479	2,612	650	310

Net (loss) income per ordinary share:
Basic	$(0.00)	$0.08	$0.07	$0.21

Diluted	$(0.00)	$0.07	$0.07	$0.20

14	SHARE-BASED COMPENSATION PLAN

Share-based compensation expense for the three and six months ended June 30, 2020 was $328 and $857, and $701 and $1,997 for the three and six months ended June 30, 2019, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,452,666	CA$	5.12	5.60	$11,435
Granted	200,000	CA$	7.29	9.92	$—
Exercised	(141,999)	CA$	1.27	1.74	$—
Forfeited	(31,667)	CA$	5.94	—	$—

Outstanding at June 30, 2020	2,479,000	CA$	5.51	5.69	$7,497

Exercisable at June 30, 2020	1,861,338	CA$	3.51	4.62	$7,426

Performance-based shares activity for the six months ended June 30, 2020 was as follows:

	Number of Performance-based Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	739,000	CA$	7.92
Granted	10,000	CA$	7.16
Received	(10,000)	CA$	7.16
Forfeited/expired	(54,000)	CA$	8.09

Outstanding at June 30, 2020	685,000	CA$	7.91

Exercisable at June 30, 2020	30,000	CA$	12.87

15	COMMITMENTS AND CONTINGENCIES

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The June 30, 2019 figures are based on the Company’s recently restated U.S. Generally Accepted Accounting Principles (“GAAP”) results filed on Form 8-K on April 22, 2020 and not the Company’s financial statements, prepared in accordance with International Accounting Standard 34 – Interim Financial Reporting as issued by the International Accounting Standards Board, filed in August 2019. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Through our majority ownership position in our joint venture, the British Columbia-based Pure Sunfarms Corp. (“PSF” or “Pure Sunfarms”), we have one of the single largest cannabis growing operations in the world. We are also one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada. Further, we have joint venture operations in hemp and high cannabidiol (“CBD”) products.

Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly emerging cannabis opportunity following legalization of cannabis in Canada. Pure Sunfarms is currently one of the largest producers of cannabis in Canada with distribution in five of the provinces. Its long-term objective is to be the leading low cost, high quality cannabis producer in Canada. In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year to national grocers in the U.S. and Canada from more than nine million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia and Texas, as well as from our partner greenhouses in British Columbia, Ontario and Mexico. We are also pursuing opportunities to become a vertically integrated leader in the U.S. hemp-derived CBD market, subject to compliance with all applicable U.S. federal and state laws. We have established two joint ventures, Village Fields Hemp USA, LLC (“VF Hemp” or “VFH”), and Arkansas Valley Green and Gold Hemp LLC (“AVGG Hemp”), for multi-state outdoor hemp cultivation and CBD extraction and plans to pursue controlled environment hemp production at our Texas greenhouse operations, which total 5.7 million square feet of production area, subject to legalization of hemp in Texas. Our subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0 MW power plant that generates electricity.

Recent developments relating to the outbreak of the Coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, all of our operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and we are actively managing our business to respond to the impact.

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Sales	$47,573	$41,329	$79,685	$73,219
Cost of sales	(44,044)	(44,299)	(75,391)	(75,514)
Gross margin	3,529	(2,970)	4,294	(2,295)
Selling, general and administrative expenses	(3,813)	(3,949)	(7,734)	(8,188)
Stock compensation expense	(328)	(701)	(857)	(1,997)
Interest expense	(437)	(669)	(974)	(1,363)
Interest income	93	211	476	347
Foreign exchange gain (loss)	530	243	(396)	521
Gain on settlement agreement	—	—	4,681	—
Other income, net	26	282	65	152
(Loss) gain on disposal of assets	—	—	(6)	13,564
(Provision for) recovery of income taxes	(69)	3,284	943	(1,152)
Net (loss) income from consolidated entities	(469)	(4,269)	492	(411)
Equity earnings of unconsolidated entities	350	7,985	3,579	10,593
Net (loss) income	$(119)	$3,716	$4,071	$10,182
Adjusted EBITDA (1)	$2,268	$4,644	$3,364	$5,990
Earnings per share - basic	$(0.00)	$0.08	$0.07	$0.21
Earnings per share – diluted	$(0.00)	$0.07	$0.07	$0.20

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

JV Cannabis Business – Pure Sunfarms

Set forth below are the operating results of PSF, before any allocation to Village Farms, which are not consolidated in our financial results, in accordance with GAAP. A discussion of our consolidated results, including our Produce Segment, is included further below.

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Sales

Sales for the three months ended June 30, 2020 and 2019 were $9,386 and $24,244, respectively, a decrease of (61.3%). The decrease was a result of lower 2020 average selling price for the three months ended June 30, 2020 versus the three months ended June 30, 2019 at which time all of Pure Sunfarms’ sales were solely through the wholesale channel during a period of elevated market pricing.

During the three months ended June 30, 2020, 56% of kilograms sold (flower) were to provincial boards, with the remaining 44% of kilograms sold (flower and trim) being through the wholesale channel, including nonmonetary transactions with extraction licensed producers in which Pure Sunfarms sold extraction grade dried flower and trim and purchased various forms of distillate from the same counterparties, which will be Pure Sunfarms in future cannabis 2.0 product launches.

The net average selling price for the three months ended June 30, 2020 was lower than the net average selling price for the three months ended March 31, 2020 by (48.6%). Kilograms sold to provincial boards for the three months ended June 30, 2020 increased 89% over sales to provincial boards in the first quarter of 2020. Wholesale kilograms sold decreased (39%) in the second quarter for 2020 versus the first quarter of 2020. Total kilogram volume sold for the three months ended June 30, 2020 was consistent with the kilograms sold in the first quarter.

Net sales, and hence net average selling price, for three months ended June 30, 2020 was impacted by price adjustments, cash discounts and increased co-op allowances on small format and pre-roll SKUs in order to continue Pure Sunfarms market leading value priced SKUs, in part due to the success of the Pure Sunfarms large format SKUs. Additionally, an increase in the provision for returns was taken on various strains with a single provincial board that Pure Sunfarms has agreed to accept, and which Pure Sunfarms will utilize of its future cannabis 2.0 products.

Cost of Goods

Cost of goods sold for the three months ended June 30, 2020 and 2019 was $6,266 and $3,956, respectively, an increase of 58.4%. The total cost increase is driven by an increase in retail sales and a period over period increase in grams sold. The all-in cost of grams sold in the second quarter of 2020 was $0.61 per gram (CA$0.84), versus $0.49 per gram (CA$0.65) in the second quarter of 2019. The higher cost in 2020 was primarily driven by additional packaging and logistics costs incurred for retail sales versus all sales were made to wholesale channel in 2019.

Costs per gram sold for the three months ended June 30, 2020 were lower than costs per gram sold in the first quarter of 2020, by 5%, even with the significant increase in retail sales quarter over quarter, which is a reflection of the increase in large format SKUs in the product mix and continued low cost of cultivation.

Gross Margin

Gross margin for the three months ended June 30, 2020 was 33.2% versus 83.7% for the three months ended June 30, 2019. The reduction was due to the lower price environment in 2020 versus 2019 and the change in mix to retail sales in 2020 versus all wholesale sales in the second quarter of 2019. Retail sales involve incremental packaging and logistics costs over bulk wholesale sales.

The gross margin of 33.2% in the second quarter is lower than the 52.2% in the first quarter of 2020 due to a lower pricing environment in the second quarter of 2020 versus the first quarter of 2020 in both the retail and wholesale channels as well as the price adjustments, cash discounts, increased co-op allowances and an increase in the return provision in the second quarter of 2020.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 was $1,850 and $1,786, respectively, an increase of 3.6%. The increase is primarily due to regulatory fees for Health Canada and an increase in staffing. The second quarter 2020 selling, general and administrative expenses decreased by (24.0%) versus the first quarter of 2020 due to a reduction in branding and marketing costs due to decreased retail marketing activity as a result of Covid 19 as well as a one-off wage subsidy that was recognized in the second quarter as a result of a federal Covid 19 program.

Net Income

Net income for the three months ended June 30, 2020 and 2019 was $789 and $13,019, respectively, a decrease of (93.9%). The decrease was primarily due to the decrease in sales driven by lower market pricing year over year.

Adjusted EBITDA

Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) for the three months ended June 30, 2020 and 2019 was $1,833 and $18,893, respectively. The decrease is primarily due to lower selling prices for the three months ended June 30, 2020 compared to the same prior year period.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Sales

Sales for the six months ended June 30, 2020 and 2019 were $22,523 and $35,045, respectively, a decrease of (35.7%). The decrease was the result of a higher average selling price for the six months ended June 30, 2019 when all of Pure Sunfarms’ sales were being made through its wholesale channel during a period of elevated market pricing. During the six months ended June 30, 2020, 43% of kilograms sold (flower) were to provincial boards, with the remaining 57% of kilograms sold (flower and trim) being through the Wholesale channel, including nonmonetary transactions with extraction licensed producers in which Pure Sunfarms sold extraction grade dried flower and trim and purchased various forms of distillate from the same counterparties, which will be Pure Sunfarms in future Cannabis 2.0 product launches. Net sales for the six months ended June 30, 2020 was impacted by continued lower retail pricing, a second quarter price adjustment to various pre-roll and small format SKUs, cash discounts, increased co-op allowances as well as an increase in its sales return provision for the return of products from a single provincial board that Pure Sunfarms has agreed to accept, which will be repurposed for cannabis 2.0 products.

Cost of Goods

Cost of goods sold for the six months ended June 30, 2020 and 2019 was $12,524 and $7,774, respectively, an increase of 61.1%. The cost increase was driven by a period over period increase in grams sold of 62.4% and a transition to higher costing provincial retail sales products. The cost of grams sold for the six months ended June 30, 2020 was $0.61 per gram (CA$0.83), consistent with $0.62 per gram (CA$0.82) for the first six months ended June 30, 2019.

Gross Margin

Gross margin percentage for the six months ended June 30, 2020 was 44.4% versus the prior year six month gross margin percentage of 77.8%. The decrease was due to the substantive year over year decrease in pricing as well as the increase in year over year provincial (retail) sales which come with incremental packaging and logistics costs over and above bulk wholesale products.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 was $4,284 and $2,785, respectively, an increase of 53.8%. The increase is primarily due to higher regulatory fees to Health Canada, which are a based on provincial kilograms sold and incremental year on year costs for marketing and staffing as a direct result of the provincial retail sales in 2020, as Pure Sunfarms did not have its provincial sales license in the first six months of 2019.

Other Income

PSF recognized a gain on settlement of net liabilities of $4,348 in the first quarter of 2020 as an outcome of the March 2, 2020 Settlement Agreement between PSF, Emerald Health and the Company. This gain is PSF’s forgiveness of the shareholder loan and accrued interest owed by Emerald offset by the extinguishment of the Supply Agreement and any amounts receivable under it, which included an CA$606 receivable from Emerald for sales made in the first quarter of 2020 and CA$8.1 million for sales made in 2019.

Net Income

Net income for the six months ended June 30, 2020 and 2019 was $6,954 and $17,422, respectively, a decrease of 60.1%. The decrease was primarily due to the $12,522 decrease in sales as a result of lower market pricing in 2020.

Adjusted EBITDA

Adjusted EBITDA, which excludes the one-off gain on settlement of net liabilities, for the six months ended June 30, 2020 and 2019 was $6,702 and $25,344, respectively. The decrease is primarily due to lower selling prices and higher selling, general and administrative expenses for the six months ended June 30, 2020 compared to the same prior year period.

Consolidated Line Item Results

Three months ended June 30, 2020 Compared to Three months ended June 30, 2019

Sales

Sales for the three months ended June 30, 2020 increased $6,244, or 15.1%, to $47,573 compared to $41,329 for the three months ended June 30, 2019. The increase in sales is primarily due to higher selling prices for tomatoes during the three months ended June 30, 2020 compared to the same prior year period. The average net selling price for all tomato pounds sold increased 39% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 generated primarily from our commodity items, which includes beefsteak tomatoes and tomatoes on the vine (“TOVs”). The increase in net selling price in the commodity items was primarily due to a supply shortage throughout most of the first half of 2020, as well as increased grocery store traffic as a direct result of the Coronavirus. Pepper prices increased 28% and pepper pounds increased 44% when compared to the same prior year period. Cucumber prices decreased (2%) and cucumber pieces sold decreased (19%) for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Cost of Sales

Cost of sales for the three months ended June 30, 2020 decreased ($255), or less than (1%), to $44,044 from $44,299 for the three months ended June 30, 2019 due to a higher cost per pound resulting from fewer pounds sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased ($136), or (3.4%), to $3,813 from $3,949 for the three months ended June 30, 2019 as a result of lower produce marketing activities.

Share-based Compensation

Share-based compensation expense for the three months ended June 30, 2020 was $328 compared to $701 for the three months ended June 30, 2019. The decrease in share-based compensation expense is primarily due to the vesting of performance shares earned related to developments in Pure Sunfarms in 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased ($232) to $437 from $669 for the three months ended June 30, 2019. The decrease is due to lower interest rates as well as lower debt balances.

Interest Income

Interest income for the three months ended June 30, 2020 and 2019 was $93 and $211, respectively. Interest is no longer being accrued for the VFH grid loan.

Equity Earnings from Unconsolidated Entities

Equity earnings from our unconsolidated entities decreased ($7,635), or (95.6%) to $350 for the three months ended June 30, 2020, from $7,985 for the prior year period. The decrease is primarily due to a period over period decrease in Pure Sunfarms’ sales of ($14,858) due to market driven price reductions and our share of VF Hemp second quarter losses of ($113). For information regarding the results of operations from our joint ventures, refer to “JV Cannabis Business” above and “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Income Tax (Provision) Recovery

For the three months ended June 30, 2020, we recorded an income tax provision of ($69) compared to an income tax recovery of $3,284 for the three months ended June 30, 2019. The difference is primarily due to the increase in sales. Pure Sunfarms and VF Hemp are both reported post-tax and therefore do not factor into our tax calculation.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2020 and 2019 was ($119) and $3,716, respectively. The decrease was primarily due to the decrease of ($7,635) in our equity earnings from our unconsolidated entities, offset by an increase in tomato sales resulting from higher selling prices.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2020 decreased 51.2% to $2,268 from $4,644 for the three months ended June 30, 2019 due primarily to the decrease in equity earnings from Pure Sunfarms offset by higher sales. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures - Reconciliation of Net Earnings to Adjusted EBITDA”.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Sales

Sales for the six months ended June 30, 2020 increased $6,466, or 8.8%, to $79,685 compared to $73,219 for the six months ended June 30, 2019. The increase in sales was primarily due to higher selling prices for tomatoes during the six months ended June 30, 2020 compared to the same prior year period offset by production short falls. The average net selling price for all tomato pounds sold increased 22% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due primarily to an increase in the average selling price of our commodity items, which includes beefsteak tomatoes and TOVs. The increase in selling prices for the commodity items was primarily due to a supply shortage mostly stemming from the effects of COVID-19 for most of the first half of 2020. Pepper prices increased 20% and pepper pounds increased 30% when compared to the same prior year period. Cucumber prices remained flat and cucumber pounds decreased (13%) for the six months ended June 30, 2020 as compared to the same prior year period.

A summary of sales by product group in our greenhouse produce business, follows:

	For the six months ended June 30,
Percent of Sales by Product Group	2020	2019
Tomatoes	86%	85%
Peppers	9%	5%
Cucumbers	5%	10%

	100%	100%

Cost of Sales

Cost of sales for the six months ended June 30, 2020 only decreased ($123), or less than (1%), to $75,391 from $75,514 for the six months ended June 30, 2019 due to a higher cost per pound resulting from fewer pounds sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased ($454), or (5.5%), to $7,734 from $8,188 for the six months ended June 30, 2019. The decrease was primarily due to reductions in employee related expenses, accounting fees and travel expenses offset by an increase in legal expense related primarily to public company filings and the first quarter Settlement Agreement, as well as increases in other public company expenses.

Share-based Compensation

Share-based compensation expense for the six months ended June 30, 2020 decreased ($1,140), or (57.1%), to $857 from $1,997 for the six months ended June 30, 2019. The decrease in share-based compensation expense was primarily due to the vesting of performance shares earned related to developments in Pure Sunfarms in 2019.

Interest Expense

Interest expense for the six months ended June 30, 2020 decreased ($389), or (28.5%), to $974 from $1,363 for the six months ended June 30, 2019. The decrease was due to lower interest rates as well as lower debt balances.

Interest Income

Interest income for the six months ended June 30, 2020 and 2019 was $476 and $347, respectively. The increase was due to the VFH grid loan having a higher balance at June 30, 2020 as compared to June 30, 2019.

(Loss) Gain on Disposal of Assets

The Company recognized a loss on disposal of assets of ($6) for the six months ended June 30, 2020 compared to a gain of $13,564 in the prior year period. The 2019 gain was due to the contribution of Delta 2 assets to Pure Sunfarms in March 2019. The gain represents the difference between our book value of the assets contributed and the CA$25,000 fair market value of stock received in PSF.

Income Tax Recovery (Provision)

For the six months ended June 30, 2020, we recorded an income tax recovery of $943 compared to an income tax provision of ($1,152) for the six months ended June 30, 2019. The improvement was primarily due to a $13,564 gain on disposal of assets arising from the contribution of our Delta 2 assets to Pure Sunfarms during the six months ended June 30, 2019. Pure Sunfarms and VF Hemp are both reported post-tax and therefore do not factor into our tax calculation.

Equity Earnings from Unconsolidated Entities

Equity earnings from our unconsolidated entities decreased (66.2%) to $3,579 for the six months ended June 30, 2020, from $10,593 for the same prior year period. The decrease was primarily due to a period over period decrease in Pure Sunfarms’ sales of ($12,522) offset by a $4,348 gain resulting from the outcome of the March 2, 2020 Settlement Agreement between PSF, Emerald Health and us, of which $2,496 was our share of that income, and our share of VF Hemp losses of ($415). For information regarding the results of operations from our joint ventures, refer to “JV Cannabis Business” above and “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2020 and 2019 was $4,071 and $10,182, respectively. The decrease was mainly due to a decrease of ($7,014) in our equity earnings from our unconsolidated entities offset by an increase in sales of $6,466 and a gain on settlement of $4,681 recognized during the six months ended June 30, 2020, compared to a gain on disposal of assets of $13,564 recognized during the six months ended June 30, 2019.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2020 decreased ($2,626), or (43.8%), to $3,364 from $5,990 for the six months ended June 30, 2019 due primarily to the decrease in equity earnings from Pure Sunfarms offset by higher produce sales and earnings. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures - Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At June 30, 2020, the we had $9,568 in cash and $24,788 of working capital. We expect to provide or obtain adequate financing to maintain and improve our property, plant and equipment, to fund working capital produce needs and invest in Pure Sunfarms for the next twelve months from cash flows from operations, and, as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity financing.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding June 30, 2020
Operating loan	CA$	13,000		$4,000
Term loan		$29,766		$29,766

VFCE loan	CA$	1,317	CA$	1,317

At June 30, 2020 we had a Term Loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan had a maturity date of April 1, 2025 and a balance of $29,766 as of June 30, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of June 30, 2020, and December 31, 2019, borrowings under the FCC Loan agreement were subject to an interest rate of 4.98% and 6.391%, respectively.

We are also party to a variable rate line of credit agreement with Bank of Montreal (“BMO”) that has a maturity date of May 31, 2021 (the “Operating Loan” and together with the FCC Loan, the “Credit Facilities”). The Operating Loan is subject to margin requirements stipulated by the bank based on produce sales. As at June 30, 2020 and 2019 there was $4,000 and $2,000, respectively, drawn on the Operating Loan, which is available to a maximum of CA$13,000, less outstanding letters of credit of US$150 and CA$38.

Our subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of June 30, 2020, and December 31, 2019, the balance was US$882 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually.

As security for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities) and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of June 30, 2020 and December 31, 2019 was $168,378 and $155,548, respectively.

As security for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2020 and December 31, 2019 was $27,035 and $24,915, respectively.

Our borrowings are subject to certain positive and negative covenants, including debt ratios, and we are required to maintain certain minimum working capital. In December 2019, we received a waiver for our annual debt service coverage and debt to EBITDA covenants under its Term Loan. As of June 30, 2020, the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the credit facilities and loans as of June 30, 2020 and December 31, 2019 was $111 and $162, respectively. These amounts are included in accrued liabilities in the condensed consolidated interim statements of financial position.

In 2019, Pure Sunfarms entered into a credit agreement with BMO, as agent and lead lender, and FCC, as lender, in respect of a CA$20,000 secured non-revolver term loan (the “PSF Credit Facility”). In April 2020, Pure Sunfarms expanded the PSF Credit Facility with its existing lender to CA$59.0 million, including accordion provisions of CA$22.5 million. As of June 30, 2020, the outstanding amount on the loan was CA$30.5 million.

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

Summary of Cash Flows

	For the six months ended June 30,
(in Thousands)	2020	2019
Cash beginning of period	$11,989	$11,920
Net cash flow provided by (used in):
Operating activities	2,145	(9,437)
Investing activities	(12,290)	(6,489)
Financing activities	7,725	15,712

Net cash increase (decrease) for the period	(2,420)	(214)
Effect of exchange rate changes on cash	(1)	—

Cash, end of the period	$9,568	$11,706

Operating Activities

For the six months ended June 30, 2020 and 2019, cash flows used in operating activities before changes in non-cash working capital totaled ($1,816) and ($7,594), respectively. The improvement is primarily due to the $4,494 repayment of an outstanding receivable due from PSF, a combined increase of $4,962 accounts payable and accrued expenses due to an increase in purchasing from our third party suppliers, offset by a ($2,386) increase in accounts receivable due to higher sales and $1,442 decrease in accrued taxes payable.

Investing Activities

For the six months ended June 30, 2020 and 2019, cash flows used in investing activities were ($12,290) and ($6,489), respectively. The increase is primarily due to an increase of ($11,700) in additional investments made in Pure Sunfarms offset by $5,608 of loans made to VF Hemp and AVGG Hemp during the six months ended June 30, 2019, as no loans were provided during the six months ended June 30, 2020.

Financing Activities

For the six months ended June 30, 2020 and 2019, cash flows provided by financing activities were $7,725 and $15,712, respectively. The decrease is primarily due to higher repayments on borrowings of ($943) and ($5,971) of lower equity proceeds received from the issuance common stock during the six months ended June 30, 2020 when compared to the same prior year period.

Contractual Obligations and Commitments

During the six months ended June 30, 2020, we made equity contributions to Pure Sunfarms totaling CA$16,000 (US$11,713).

Information regarding our contractual obligations as of June 30, 2020 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$32,204	$2,394	$4,830	$4,120	$20,860
Line of credit	4,000	4,000	—	—	—
Trade payables	9,849	9,849	—	—	—
Accrued liabilities	7,037	7,037	—	—	—
Operating lease liabilities	5,098	1,282	2,179	1,076	561
Capital lease liabilities	62	44	18

Total	$58,250	$24,606	$7,027	$5,196	$21,421

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

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

(in thousands of U.S. dollars)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(119)	$3,716	$4,071	$10,182
Add:
Amortization	1,491	1,964	3,021	3,804
Foreign currency exchange (gain) loss	(530)	(243)	396	(521)
Interest expense, net	344	458	498	1,016
Provision for (recovery of) income taxes	69	(3,284)	(943)	1,152
Stock based compensation	328	701	857	1,997
Interest expense for JVs	103	230	396	230
Amortization for JVs	377	415	678	711
Foreign currency exchange (gain) loss for JVs	(17)	16	85	(13)
Provision for income taxes from JVs	222	3,178	1,491	4,264
Gain on settlement agreement	—	—	(4,681)	—
Gain on settlement of net liabilities from JV	—	—	(2,496)	—
Gain on disposal of assets	—	—	(9)	(13,564)
Adjustment to reflect true economic value for Pure Sunfarms(1)	—	(2,507)		(3,268)

Adjusted EBITDA	$2,268	$4,644	$3,364	$5,990
Adjusted EBITDA for JVs (See table below)	$1,034	$9,317	$3,717	$12,520
Adjusted EBITDA excluding JVs(produce)	$1,234	($4,673)	$(353)	$(6,530)

Breakout of JV Adjusted EBITDA (in thousands of U.S. dollars)	For the three months ended June 30,		For the six months ended June,
	2020	2019	2020	2019
Pure Sunfarms Adjusted EBITDA	$1,076	$9,449	$3,854	$12,675
VFH Adjusted EBITDA	(42)	(132)	(137)	(155)

Total JV Adjusted EBITDA	$1,034	$9,317	$3,717	$12,520

(1)

The GAAP treatment of our equity earning of Pure Sunfarms is different than under International Financial Reporting Standards (“IFRS”). Under GAAP the Emerald shares held in escrow are not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, our ownership percentage for the three and six months ended June 30, 2019 was 61.4% and 60.8%, respectively, compared to our economic interest under IFRS of 50% for the same periods.

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VF Hemp operations):

	For the three months ended June 30, 2020
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$47,573	$5,509	$—	$53,082
Cost of sales	(44,044)	(3,678)	—	(47,722)
Selling, general and administrative expenses	(3,813)	(1,086)	(170)	(5,069)
Stock compensation expense	(328)	—	—	(328)
Other income (expense) net	212	(60)	57	209
Provision for income taxes	(69)	(222)	—	(291)
Net (loss) income	$(469)	$463	$(113)	$(119)
Adjusted EBITDA (2)	$1,234	$1,076	$(42)	$2,268
(Loss) earnings per share – basic	$(0.01)	$0.01	$(0.00)	$(0.00)
(Loss) earnings per share – diluted	$(0.01)	$0.01	$(0.00)	$(0.00)

	For the three months ended June 30, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$41,329	$15,066	$—	$56,395
Cost of sales	(44,299)	(2,474)	—	(46,773)
Selling, general and administrative expenses	(3,949)	(1,115)	(120)	(5,184)
Stock compensation expense	(701)	—	—	(701)
Other income (expense) net	67	(194)	—	(127)
Recovery of (provision for) income taxes	3,284	(3,178)	—	106
Net (loss) income	($4,269)	$8,105	($120)	$3,716
Adjusted EBITDA (2)	($4,673)	$9,449	($132)	$4,644
(Loss) earnings per share – basic	$(0.09)	$0.17	$0.00	$0.08
(Loss) earnings per share – diluted	$(0.09)	$0.16	$0.00	$0.07

	For the six months ended June 30, 2020
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$79,685	$12,951	$98	$92,734
Cost of sales	(75,391)	(7,235)	(120)	(82,746)
Selling, general and administrative expenses	(7,734)	(2,434)	(287)	(10,455)
Stock compensation expense	(857)	—	—	(857)
Gain on settlement agreement	4,681	—	—	4,681
Gain on settlement of net liabilities	—	2,496	—	2,496
(Loss) gain on disposal of assets	(6)	5	10	9
Other expense, net	(829)	(298)	(116)	(1,243)
Recovery of (provision for) income taxes	943	(1,491)	—	(548)
Net income (loss)	$492	$3,994	$(415)	$4,071
Adjusted EBITDA (2)	$(353)	$3,854	$(137)	$3,364
Earnings (loss) per share – basic	$0.01	$0.07	$(0.01)	$0.07
Earnings (loss) per share – diluted	$0.01	$0.07	$(0.01)	$0.07

	For the six months ended June 30, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$73,219	$21,794	$—	$95,013
Cost of sales	(75,514)	(4,925)	—	(80,439)
Selling, general and administrative expenses	(8,188)	(1,698)	(154)	(10,040)

	For the six months ended June 30, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Stock compensation expense	(1,997)	—	—	(1,997)
Gain on disposal of assets	13,564	—	—	13,564
Other expense, net	(343)	(160)	—	(503)
Provision for income taxes	(1,152)	(4,264)	—	(5,416)
Net (loss) income	$(411)	$10,747	$(154)	$10,182
Adjusted EBITDA (2)	$(6,530)	$12,675	$(155)	$5,990
(Loss) earnings per share – basic	$(0.01)	$0.22	$(0.00)	$0.21
(Loss) earnings per share – diluted	$(0.01)	$0.21	$(0.00)	$0.20

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

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020 and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. We are currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher, the net income during the periods ended June 30, 2020 and 2019 would have been lower by $40 and $43, respectively. This represents $40 and $43 in increased interest expense for the periods ended June 30, 2020 and 2019, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2020, and 2019, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7330 and C$1.00 = US$0.7636, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2020 and June 30, 2019 with the net foreign exchange gain or loss directly impacting net income (loss).

	June 30, 2020	June 30, 2019
Financial assets
Cash and cash equivalents	$260	$837
Trade receivables	496	504
JV notes receivable	1,455	1,366
Financial liabilities
Trade payables and accrued liabilities	(517)	(693)
Loan payable	(132)	(176)

Net foreign exchange gain (loss)	$1,562	$1,838

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.	Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2019, as filed with the SEC on April 1, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, except as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments relating to the outbreak of the Coronavirus pandemic (“COVID-19”)”.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

3.1	By-laws amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2020)

10.1	Employment Agreement, dated as of June 1, 2020, by and between Village Farms International, Inc. and Stephen C. Ruffini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020)

10.2	Employment Agreement, dated as of July 13, 2020, by and between Village Farms International, Inc. and Michael A. DeGiglio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit Number	Description of Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

VILLAGE FARMS INTERNATIONAL, INC.

	By:	/s/ Stephen C. Ruffini
		Name:	Stephen C. Ruffini

		Title:	Executive Vice President and Chief Financial Officer

(Authorized Signatory and Principal Financial and Accounting Officer)
Date: August 12, 2020