Form 10-Q
period 2020-09-30
Village Farms International, Inc.
filed 2020-11-13
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2020, 66,059,810 shares of common stock were issued and outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history, , including that of Pure Sunfarms and our start-up operations of growing hemp in the United States; the legal status of Pure Sunfarms cannabis business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of Pure Sunfarms to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., Pure Sunfarms ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for Pure Sunfarms; risks related to rules and regulations at the U.S. federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$54,666	$11,989
Trade receivables	10,498	8,997
Inventories	15,301	15,918
Amounts due from joint ventures	10,954	15,418
Other receivables	637	342
Income tax receivable	440	713
Prepaid expenses and deposits	934	1,259
Total current assets	93,430	54,636
Non-current assets
Property, plant and equipment	59,663	63,158
Investment in joint ventures	63,164	41,334
Investment in in minority interests	1,226	—
Notes receivable - joint ventures	10,713	10,865
Deferred tax asset	9,693	7,999
Right-of-use assets	4,111	3,582
Other assets	1,827	1,834
Total assets	$243,827	$183,408
LIABILITIES
Current liabilities
Line of credit	$3,000	$2,000
Trade payables	9,667	12,653
Current maturities of long-term debt	2,294	3,423
Accrued liabilities	6,676	3,017
Operating lease liabilities - current	1,711	875
Finance lease liabilities - current	34	61
Total current liabilities	23,382	22,029
Non-current liabilities
Long-term debt	27,793	28,966
Deferred tax liability	2,211	1,873
Operating lease liabilities - non-current	2,465	2,690
Finance lease liabilities - non-current	12	34
Other liabilities	1,437	1,357
Total liabilities	57,300	56,949
Commitments and contingencies (note 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 65,959,810 shares issued and outstanding at September 30, 2020 and 52,656,669 shares issued and outstanding at December 31, 2019.	141,310	98,333
Additional paid in capital	16,892	4,351
Accumulated other comprehensive loss	(516)	(475)
Retained earnings	28,841	24,250
Total shareholders’ equity	186,527	126,459
Total liabilities and shareholders’ equity	$243,827	$183,408

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data, unless otherwise noted)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$43,037	$38,293	$122,722	$111,512
Cost of sales	(37,418)	(38,904)	(112,809)	(114,418)
Gross margin	5,619	(611)	9,913	(2,906)
Selling, general and administrative expenses	(4,942)	(3,739)	(12,676)	(11,899)
Share-based compensation	(472)	(666)	(1,329)	(2,663)
Interest expense	(299)	(655)	(1,273)	(2,018)
Interest income	101	304	577	651
Foreign exchange (loss) gain	(484)	(183)	(880)	338
Gain on settlement agreement	—	—	4,681	—
Other income	27	69	92	219
(Loss) gain on disposal of assets	—	(8)	(6)	13,558
Loss before taxes and earnings from unconsolidated entities	(450)	(5,489)	(901)	(4,720)
(Provision for) recovery of income taxes	(336)	1,266	607	114
Loss from consolidated entities after income taxes	(786)	(4,223)	(294)	(4,606)
Equity earnings from unconsolidated entities	1,306	3,519	4,885	14,115
Net income (loss)	$520	$(704)	$4,591	$9,509
Basic income (loss) per share	$0.01	$(0.01)	$0.08	$0.20
Diluted income (loss) per share	$0.01	$(0.01)	$0.08	$0.19
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	58,536	48,845	55,946	48,650
Diluted	60,440	48,845	57,778	50,451
Net income (loss)	$520	$(704)	$4,591	$9,509
Other comprehensive income (loss):
Foreign currency translation adjustment	31	(22)	(41)	58
Comprehensive income (loss)	$551	$(726)	$4,550	$9,567

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss).

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2020
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2020	56,402,418	$105,829	$5,128	$(547)	$28,321	$138,731
Shares issued in public offering, net of issuance costs	9,396,226	35,275	—	—	—	35,275
Warrants issued in public offering	—	—	11,369	—	—	11,369
Shares issued on exercise of stock options	161,166	206	(77)	—	—	129
Share-based compensation	—	—	472	—	—	472
Cumulative translation adjustment	—	—	—	31	—	31
Net income	—	—	—	—	520	520
Balance at September 30, 2020	65,959,810	$141,310	$16,892	$(516)	$28,841	$186,527

	Three Months Ended September 30, 2019
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2019	49,273,786	$76,435	$3,101	$(482)	$32,138	$111,192
Shares issued in public offering, net of issuance costs	—	(60)	—	—	—	(60)
Shares issued on exercise of stock options	31,216	109	(78)	—	—	31
Share-based compensation	35,333	—	666	—	—	666
Cumulative translation adjustment	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(704)	(704)
Balance at September 30, 2019	49,340,335	$76,484	$3,689	$(504)	$31,434	$111,103

	Nine Months Ended September 30, 2020
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2020	52,656,669	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	12,989,976	42,569	—	—	—	42,569
Warrants issued in public offering	—	—	11,369	—	—	11,369
Shares issued on exercise of stock options	313,165	408	(157)	—	—	251
Share-based compensation	—	—	1,329	—	—	1,329
Cumulative translation adjustment	—	—	—	(41)	—	(41)
Net income	—	—	—	—	4,591	4,591
Balance at September 30, 2020	65,959,810	$141,310	$16,892	$(516)	$28,841	$186,527

	Nine Months Ended September 30, 2019
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2019	47,642,672	$60,872	$2,198	$(562)	$21,925	$84,433
Shares issued in public offering, net of issuance costs	1,000,000	13,866	—	—	—	13,866
Shares issued on exercise of stock options	83,998	224	(116)	—	—	108
Share-based compensation	313,665	908	1,755	—	—	2,663
Shares issued on exercise of warrants	300,000	614	(148)	—	—	466
Cumulative translation adjustment	—	—	—	58	—	58
Net income	—	—	—	—	9,509	9,509
Balance at September 30, 2019	49,340,335	$76,484	$3,689	$(504)	$31,434	$111,103

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$4,591	$9,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,540	5,587
Amortization of deferred charges	57	57
Share of income from joint ventures	(4,885)	(14,115)
Interest expense	1,273	2,018
Interest income	(577)	(651)
Interest paid on long-term debt	(1,318)	(2,013)
Gain on settlement agreement	(4,681)	—
Loss (gain) on disposal of assets	6	(13,558)
Non-cash lease expense	(935)	(778)
Interest paid on finance leases	(3)	(6)
Share-based compensation	1,329	2,663
Deferred income taxes	(321)	(749)
Changes in non-cash working capital items	4,938	4,149
Net cash provided by (used) in operating activities	4,014	(7,887)
Cash flows used in investing activities:
Purchases of property, plant and equipment, net of rebate	(1,076)	(1,630)
Advances to joint ventures	(133)	(9,499)
Proceeds from sale of asset	—	52
Investment in joint ventures	(11,713)	(13)
Investment in minority interests	(1,226)	—
Net cash used in investing activities	(14,148)	(11,090)
Cash flows from financing activities:
Proceeds from borrowings	3,000	3,000
Repayments on borrowings	(4,326)	(3,591)
Proceeds from issuance of common stock	46,388	13,868
Issuance costs	(3,819)	—
Proceeds from exercise of stock options	251	109
Payments on capital lease obligations	(51)	(69)
Proceeds from exercise of warrants	11,369	466
Net cash provided by financing activities	52,812	13,783
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase (decrease) in cash and cash equivalents	42,677	(5,194)
Cash and cash equivalents, beginning of period	11,989	11,920
Cash and cash equivalents, end of period	$54,666	$6,726

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” the parent company, together with its subsidiaries, the “Company”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of September 30, 2020 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”) and a 58.7% equity interest in Pure Sunfarms Corp. (“Pure Sunfarms”), both of which are recorded as equity investments (note 7).

The Company’s shares are listed on the Toronto Stock Exchange under the symbol VFF and are also listed in the United States on the Nasdaq Capital Market (“Nasdaq”) under the symbol VFF.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia (“B.C.”) and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. The Company, through its subsidiary VFCE, owns and operates a 7.0 MW power plant that generates electricity. The Company’s joint venture, Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Company’s joint venture, VF Hemp is a cultivator of high cannabidiol (“CBD”) hemp in multiple states throughout the United States.

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

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and nine months ended September 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and 2018.

Other than as described below, there were no changes to our significant accounting policies described in our annual financial statements that had a material impact on our financial statements and related notes.

3	NEW ACCOUNTING PRONOUNCEMENTS

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying United States Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modification made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company believes this guidance will not have a material impact on its financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Adopted

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

Inventories, consisting of crop inventory, purchased produce inventory and spare parts inventory, are valued at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Costs included in crop inventory include but are not limited to raw material, packaging, direct labor, overhead, and the depreciation of growing equipment and facilities determined at normal capacity. These costs are expensed as cost of sales when the crops are sold.

Inventories consisted of the following as of:

Classification	September 30, 2020	December 31, 2019
Crop inventory	$13,757	$15,281
Purchased produce inventory	1,432	530
Spare parts inventory	112	107
Inventories	$15,301	$15,918

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is allocated between cost of sales and selling, general and administrative expenses depending on the type of asset and is determined using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life of the asset, whichever is shorter. Maintenance and repairs are charged to cost of sales when incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. The estimated useful lives of the class of assets for the current and comparative periods are as follows:

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-12 years

Construction in process reflects the cost of assets under construction, which are not depreciated until placed into service.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Property, plant and equipment consisted of the following:

Classification	September 30, 2020	December 31, 2019
Land	$3,204	$3,204
Leasehold and land improvements	3,820	3,820
Greenhouses and other buildings	72,902	72,772
Machinery and equipment	62,770	61,871
Construction in progress	1,568	1,697
Less: Accumulated depreciation	(84,601)	(80,206)
Property, plant and equipment	$59,663	$63,158

6	LEASES

The Company leases a parcel of land in Marfa, Texas that one of its greenhouses resides on as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company also leases production related equipment at its greenhouses in Texas and British Columbia. In January 2020, the Company commenced leasing of an office building located in Lake Mary, Florida for its corporate headquarters.

The components of lease related expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease expense (a)	$533	$588	$1,649	$1,762
Finance lease expense:
Amortization of right-of-use assets	$12	$20	$51	$60
Interest on lease liabilities	1	2	3	6
Total finance lease expense	$13	$22	$54	$66

(a)	Includes short-term lease costs of $275 and $777 for the three months ended September 30, 2020 and 2019, and $315 and $943 for the nine months ended September 30, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating cash flows from operating leases	$308	$256	$935	$778
Operating cash flows from finance leases	$1	$2	$3	$6
Finance cash flows from finance leases	$12	$21	$51	$69

September 30, 2020
Weighted average remaining lease term:
Operating leases	4.4
Finance leases	1.3
Weighted average discount rate:
Operating leases	5.77%
Finance leases	6.25%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2020	$315	$12
2021	1,305	30
2022	1,090	9
2023	870	—
2024	512	—
Thereafter	691	—
Undiscounted lease cash flow commitments	4,783	51
Reconciling impact from discounting	(607)	(5)
Lease liabilities on consolidated statement of financial position as of September 30, 2020	$4,176	$46

7	INVESTMENT IN JOINT VENTURES AND MINORITY INTERESTS

Summarized Equity Earnings (Losses) from Unconsolidated Entities

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pure Sunfarms	$1,443	$3,748	$5,437	$14,493
VF Hemp	(137)	(211)	(552)	(343)
AVGG Hemp	—	(18)	—	(35)
Total	$1,306	$3,519	$4,885	$14,115

Pure Sunfarms Corp.

On June 6, 2017, the Company entered into an agreement to form Pure Sunfarms, a B.C. corporation, with Emerald Health Therapeutics Inc. (“Emerald”). The purpose of Pure Sunfarms is to produce, market and distribute cannabis in Canada and internationally.

The Company accounts for its investment in Pure Sunfarms, in accordance with ASC 323, Equity Method and Joint Ventures (“ASC 323”), using the equity method. The Company has determined that Pure Sunfarms is a variable interest entity (“VIE”), however the Company does not consolidate Pure Sunfarms because the Company is not the primary beneficiary. Although the Company is able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its 58.7% majority interest, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Pure Sunfarms as of September 30, 2020 relates primarily to the Company’s investment of $63,164 and the recovery of the outstanding loan to Pure Sunfarms of $10,954.

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

Under the hypothetical liquidation method, the Company received 58.7% and 56.1% of Pure Sunfarms’ earnings for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company received 57.8% and 60.1% of Pure Sunfarms’ earnings, respectively.

On March 31, 2019, Pure Sunfarms exercised its option to utilize the Delta 2 assets and operations. The contribution of the assets has been accounted for as a disposal of the land, greenhouse facility and other assets in exchange for 25,000,000 common shares of Pure Sunfarms. This was a non-cash transaction, and it was estimated that the fair value of the land, building and other assets was $18.7 million (CA$25.0 million) at the date of contribution. The Company recognized a gain of $13.6 million on the contribution of the fixed assets.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

On March 2, 2020, pursuant to the settlement agreement with Emerald (the “Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4.7 million (CA$6.5 million). The Company recorded this amount as a gain on settlement agreement in the Condensed Consolidated Interim Statement of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

As of September 30, 2020, and December 31, 2019, the total investment in Pure Sunfarms of $63.2 million and $41.3 million, respectively, was recorded in the consolidated statements of financial position.

The Company’s share of the joint venture consisted of the following:

Balance, January 1, 2019	$6,341
Investments in joint venture	18,717
Share of net income for the year	16,276
Balance, December 31, 2019	$41,334

Balance, January 1, 2020	$41,334
Investments in joint venture	16,393
Share of net income for the period	5,437
Balance, September 30, 2020	$63,164

Summarized financial information of Pure Sunfarms:

	September 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$6,751	$7,356
Trade receivables	13,543	8,687
Inventory	33,676	21,745
Other current assets	5,759	6,964
Non-current assets	115,720	108,652
Current liabilities
Trade payables	(3,422)	(4,938)
Borrowings due to joint ventures	(11,022)	(26,413)
Income taxes payable	—	(8,489)
Borrowings – current	(2,291)	(1,423)
Other current liabilities	(10,156)	(5,021)
Non-current liabilities
Borrowings – long term	(23,709)	(13,089)
Deferred tax liabilities	(13,742)	(2,473)
Net assets	$111,107	$91,558
Reconciliation of net assets:
Accumulated retained earnings	$36,091	$26,679
Contributions from joint venture partners	75,738	63,481
Currency translation adjustment	(722)	1,398
Net assets	$111,107	91,558

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$17,048	$18,084	$39,571	$53,128
Cost of sales*	(11,154)	(5,689)	(23,678)	(13,463)
Gross Margin	5,894	12,395	15,893	39,665
Selling, general and administrative expenses	(2,447)	(2,830)	(6,731)	(5,616)
Income from operations	3,447	9,565	9,162	34,049
Interest expense	(386)	(302)	(734)	(596)
Foreign exchange (loss) gain	(56)	14	(207)	28
Other income, net**	(131)	8	4,202	22
Income before taxes	2,874	9,285	12,423	33,503
Provision for income taxes	(417)	(2,600)	(3,012)	(9,397)
Net Income	$2,457	$6,685	$9,411	$24,106

*

Included in cost of sales for the three months ended September 30, 2020 and 2019 is $961 and $503, and nine months ended September 30, 2020 and 2019 is $1,973 and $1,347 respectively, of depreciation expense.

**	Nine months ended September 30, 2020, includes a gain recognized on the settlement of net liabilities of $4,348.

Village Fields Hemp USA LLC

On February 27, 2019, the Company entered into a joint venture with Nature Crisp, LLC (“Nature Crisp”) to form VF Hemp for the objective of outdoor cultivation of high percentage cannabidiol (“CBD”) hemp and CBD extraction in multiple states throughout the United States. VF Hemp is 65% owned by the Company and 35% owned by Nature Crisp. Under the terms of the VF Hemp Joint Venture Agreement, the Company will lend up to approximately $15 million to VF Hemp for start-up costs and working capital.

The Company accounts for its investment in VF Hemp, in accordance with ASC 323, using the equity method because the Company is able to exercise significant influence over the operating and financial policies of VF Hemp through its 65% ownership interest and joint power arrangement with Nature Crisp. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $10,713 loan outstanding to VF Hemp.

The Company’s share of the joint venture consisted of the following:

Balance, January 1, 2019	$—
Investments in joint venture	7
Share of net loss	(2,464)
Losses applied against joint venture note receivable	2,457
Balance, December 31, 2019	$—
Balance, January 1, 2020	$—
Investments in joint venture	—
Share of net loss	(552)
Losses applied against joint venture note receivable	552
Balance, September 30, 2020	$—

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of VF Hemp:

	September 30, 2020	December 31, 2019
Current assets
Inventory	$9,268	$9,308
Other current assets	242	546
Non-current assets	989	1,476
Current liabilities	(1,433)	(1,788)
Non-current liabilities	(13,697)	(13,323)
Net assets	$(4,631)	$(3,781)
Reconciliation of net assets:
Accumulated retained earnings	$(3,791)	$(3,791)
Net loss for the nine months ended September 30, 2020	(850)	—
Contributions from joint venture partners	10	10
Net assets	$(4,631)	$(3,781)

In July 2020, the Company invested $226, for an approximately 16% minority interest ownership in DutchCanGrow Inc. (“DCG”), a Netherlands-based cannabis enterprise.  DCG is pursuing the opportunity to become one of a limited number of licensed cannabis growers (up to a maximum of 10) when the Dutch government permits the first legal recreational cannabis market in Europe under its 10-city Experiment to Investigate Closed Cannabis Supply Chains.

In August 2020, the Company invested $1,000 for a 6.6% minority interest ownership in Australia-based Altum International Pty Ltd (“Altum”), with an option to increase its ownership in Altum on similar terms. Altum is a cannabinoid platform with a focus on the distribution and marketing of CBD products in the Asia-Pacific region.

8	DEBT

At September 30, 2020 the Company had a term loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $29,182 as of September 30, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of September 30, 2020, and December 31, 2019, borrowings under the FCC Loan agreement were subject to an interest rate of 4.388% and 6.391%, respectively.

The Company’s subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of September 30, 2020, and December 31, 2019, the balance was US$830 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to CA$700 to support financing of certain capital expenditures. The Company received an initial advance of CA$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of CA$ prime rate plus 200 basis points. As of September 30, 2020, and December 31, 2019, the balance was US$75 and US$106, respectively.

The weighted average interest rate on short-term borrowings as of September 30, 2020 and December 31, 2019 was 4.5% and 6.2%, respectively.

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to CA$13,000, less outstanding letters of credit totaling US$150 and CA$38, and variable interest rates with a maturity date on May 31, 2021. The Operating Loan is subject to margin requirements stipulated by the bank. As of September 30, 2020, and December 31, 2019, the amount drawn on this facility was US$3,000 and US$2,000, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s borrowings (“Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. In December 2019, the Company received a waiver for its annual debt service coverage and debt to EBITDA covenants under its FCC Loan. The Company amended the terms of its covenants with respect to its term loan in August, effective June 30, 2020, applicable to its annual fiscal year end December 31, 2020. As of September 30, 2020, the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the Credit Facilities and loans as of September 30, 2020 and December 31, 2019 was $29 and $162, respectively, and these amounts are included in accrued liabilities in the interim statements of financial position.

As collateral for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of September 30, 2020 and December 31, 2019 was $215,581 and 155,548, respectively.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2020 and December 31, 2019 was $25,799 and $24,915, respectively.

The aggregate annual maturities of long-term debt for the next five years and thereafter are as follows:

Remainder of 2020	$605
2021	2,420
2022	2,407
2023	2,216
2024	2,054
Thereafter	21,734
Total	$31,436

9	FINANCIAL INSTRUMENTS

The Company records accounts receivable, accounts payable, accrued liabilities and debt at amortized cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. For its minority investments, the Company has elected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.

10	RELATED PARTY TRANSACTIONS AND BALANCES

On July 5, 2018, the Company entered into a Shareholder Loan Agreement (the “Loan Agreement”) with Pure Sunfarms, whereby, as of September 30, 2020, the Company had contributed $9,959 (CA$13,000) in the form of a demand loan to Pure Sunfarms. As of September 30, 2020, the loan amount bears simple interest at the rate of 4.2% per annum, calculated semi-annually. Interest will accrue and be payable upon demand. The balance of the loan, including interest, was $10,840 as of September 30, 2020.

On February 13, 2019, the Company announced that Pure Sunfarms had entered into a credit agreement with Bank of Montreal, as agent and lead lender, and Farm Credit Canada, as lender, respect of a CA$20 million secured non-revolver term loan (“Credit Facility”). Each component of the Credit Facility matures on February 7, 2022, is secured by the Delta 3 facility, and contains customary financial and restrictive covenants. As a pre-condition to complete the debt facility, the Company made an additional contribution of CA$8.0 (US$5.7) million in Pure Sunfarms, further increasing its majority ownership of Pure Sunfarms to 58.7% from 57.4%. The Company is not a party to the Credit Facility but has provided a limited guarantee in the amount of CA$10 million in connection with the Credit Facility.  On November 2, 2020, in conjunction with the closing of the acquisition of the remaining shares of Pure Sunfarms, Pure Sunfarms expanded the Credit Facility to CA$59.0 million, including accordion provisions of CA$22.5 million, and the Company increased its guarantee to a total of CA$20 million.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

As of September 30, 2020, the Company had $114 due from its joint venture, Pure Sunfarms, primarily for consulting services and the reimbursement of expenses which mainly occurred in the year. As of December 31, 2019, the Company had $4,610 due from Pure Sunfarms, primarily relating to an equity contribution of CA$5,940 (US$4,494) to Pure Sunfarms made by the Company, on November 19, 2019 when Emerald failed to make a required escrow equity payment to Pure Sunfarms on November 1, 2019. Emerald disputed the Company’s additional November equity contribution, as well as the cancellation of 5.94 million common shares of Pure Sunfarms that related to the failure to pay the CA$5,940 equity contribution. In an effort to narrow the issues in dispute and accelerate the resolution of this shareholder dispute, which occurred on March 2, 2020 with the Settlement Agreement, Village Farms unwound its November equity contribution in January with Pure Sunfarms providing Village Farms with a CA$5,940 (US$4,554) refund.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of September 30, 2020, and December 31, 2019 the Grid Loan balance was $10,713 and $10,865, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $84 and $86 in salary and benefits during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, the Company advanced $249 to an employee in connection with a relocation at the request of the Company. As of September 30, 2020, this amount was included in other assets on the Condensed Consolidated Interim Statement of Financial Position.

Summarized below are the amounts due from the joint ventures, including interest and included in the interim statements of financial position:

	September 30, 2020	December 31, 2019
Pure Sunfarms	$10,954	$15,418
VF Hemp	10,713	10,865
Total	$21,667	$26,283

11	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the nine months ended September 30, 2020 and September 30, 2019 was 24%.

The recovery of income taxes was $607 for the nine months ended September 30, 2020 compared to $114 for the nine months ended September 30, 2019. The income tax provision for September 30, 2019 includes deferred tax liabilities arising from the contribution of the Delta 2 assets to Pure Sunfarms.

12	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include the Produce business, the Energy business and the Company’s cannabis and hemp segment. The Produce business produces, markets, and sells the product group which consists of premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells per a long-term contract to its one customer. For segment information regarding the Company’s cannabis and hemp business refer to Note 7 – Investments in Joint Ventures and Minority Interests.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales
Produce	$42,939	$37,806	$122,356	$110,468
Energy – Canada	98	487	366	1,044
	$43,037	$38,293	$122,722	$111,512
Gross margin
Produce	$5,828	$(500)	$10,494	$(2,499)
Energy – Canada	(209)	(111)	(581)	(407)
	$5,619	$(611)	$9,913	$(2,906)

13	INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per ordinary share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$520	$(704)	$4,591	$9,509
Denominator:
Weighted average number of common shares - Basic	58,536	48,845	55,946	48,650
Effect of dilutive securities- share-based employee options and awards	1,904	—	1,832	1,801
Weighted average number of common shares - Diluted	60,440	48,845	57,778	50,451
Antidilutive options and awards	865	310	865	310
Net (loss) income per ordinary share:
Basic	$0.01	$(0.01)	$0.08	$0.20
Diluted	$0.01	$(0.01)	$0.08	$0.19

14	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On September 10, 2020 the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 9,396,226 units at a purchase price of $5.30 per unit for gross proceeds of approximately $49.8 million before placement agent fees and other offering expenses.

Each unit that was sold consists of one common share of the Company and a one-half (0.5) of a warrant to purchase a common share of the Company at an exercise price of $5.80. The warrants will be exercisable beginning on March 10, 2021 and will expire on September 10, 2025. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity. The fair value of these warrants was determined using the Black-Scholes Merton valuation model.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,452,666	CA$	5.12	5.60	$11,435
Granted	661,488	CA$	6.65	9.87	$—
Exercised	(273,165)	CA$	1.27	1.76	$—
Forfeited	(36,666)	CA$	7.06	—	$—
Outstanding at September 30, 2020	2,804,323	CA$	5.83	6.31	$6,120
Exercisable at September 30, 2020	1,726,839	CA$	3.65	4.51	$6,100

Performance-based shares activity for the nine months ended September 30, 2020 was as follows:

	Number of Performance -based Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	739,000	CA$	7.92
Granted	810,000	CA$	6.26
Received	(40,000)	CA$	11.44
Forfeited/expired	(98,000)	CA$	9.59
Outstanding at September 30, 2020	1,411,000	CA$	6.75
Exercisable at September 30, 2020	—	CA$	—

15	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become defendants in certain employment claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of the operations.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

16	SUBSEQUENT EVENT

On November 2, 2020, the Company, consummated the previously announced definitive purchase and sale agreement with Emerald, acquiring 36,958,500 common shares in the capital of Pure Sunfarms owned by Emerald, and increasing the Company’s ownership of Pure Sunfarms to 100%. The shares were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$14.5 million) secured promissory note payable to Emerald due on May 2, 2021 (the “Pure Sunfarms Acquisition”).

In connection with the Pure Sunfarms Acquisition, the previous shareholders’ agreement dated as of June 6, 2017, by and between the Company and Emerald was terminated as at the closing date of the Pure Sunfarms Acquisition and certain intellectual property was assigned to Pure Sunfarms and licensed to Emerald. Pure Sunfarms’ management and employees became part of the Company as of the closing date of the Pure Sunfarms Acquisition, and the Company will begin fully consolidating the financial results of Pure Sunfarms as a wholly owned subsidiary as of November 2, 2020. The transaction will be immediately accretive to the Company’s net income.

For Q3 2020, the financial statements of the Company continue to reflect the 58.7% ownership held prior to the Pure Sunfarms Acquisition. For summarized financial information of Pure Sunfarms refer to Note 7.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The September 30, 2019 figures are based on the Company’s recently restated U.S. Generally Accepted Accounting Principles (“GAAP”) results filed on Form 8-K on April 22, 2020 and not the Company’s financial statements, prepared in accordance with International Accounting Standard 34 – Interim Financial Reporting as issued by the International Accounting Standards Board, filed in August 2019. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Through our subsidiary, the British Columbia-based Pure Sunfarms Corp. (“PSF” or “Pure Sunfarms”), we have one of the single largest cannabis growing operations in the world. On November 2, 2020, we completed the acquisition of the remaining 41.3% interest in Pure Sunfarms from Emerald Health Therapeutics, Inc. (“Emerald”), following which we became the 100% owner of Pure Sunfarms (the “Pure Sunfarms Transaction”). See “Acquisition of Remaining Interest in Pure Sunfarms” below. We are also one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada. Further, we have joint venture operations in hemp and high cannabidiol (“CBD”) products and investments in cannabis opportunities in Asia and Holland.

Pure Sunfarms has leveraged our 30 years of experience as a vertically integrated greenhouse produce grower for the rapidly emerging cannabis opportunity following legalization of cannabis in Canada. Pure Sunfarms is currently one of the largest producers of cannabis in Canada with distribution in five of the six largest provinces. Its long-term objective is to be the leading low cost, high quality cannabis producer in Canada and internationally.

In our produce greenhouse operations, we produce, market and sell fresh, premium-quality produce with consistency 365 days a year to national grocers in the United States (“U.S.”) and Canada from more than eight million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario and Mexico.

We are pursuing opportunities to become a vertically integrated leader in the U.S. hemp-derived CBD market, subject to compliance with all applicable U.S. federal and state laws and will pursue controlled environment hemp production at one of our Texas greenhouse operations, once the current CBD regulatory environment becomes clearer due to the restrictive rulings of the Food and Drug Administration, U.S. Department of Agriculture and U.S. Drug Enforcement Administration. Our U.S. multi-state outdoor cultivation business is operated through our 65% interest in Village Fields Hemp USA, LLC (“VF Hemp” or “VFH”) in multiple states throughout the United States.

Our subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0 MW power plant that generates electricity. On November 10, 2020 we announced we will be transitioning this operation to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC which will enhance our financial return as well as provide food-grade CO2 , which can be used in both our cannabis and produce growing operations in Delta, B.C.

In the third quarter of 2020, the Company acquired minority interests in two international companies, DutchCanGrow (“DCG”) in the Netherlands and Asia-based Altum International Pty Ltd (“Altum”), in order to leverage our experience and expand into international cannabis and CBD opportunities.

Acquisition of Remaining Interest in Pure Sunfarms

On September 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Emerald to purchase from Emerald 36,958,500 common shares in the capital of Pure Sunfarms, representing 41.3% of the issued and outstanding common shares of Pure Sunfarms and all of the remaining common shares of Pure Sunfarms not held by the Company. On November 2, 2020, we consummated the Pure Sunfarms Transaction for a total aggregate purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US $45.0 million) cash payment and a C$19.9 million (US$14.5 million) secured promissory note payable to Emerald due on May 2, 2021 (the “Promissory Note”). Interest on the principal amount owed under the Promissory Note will accrue at the lower of (i) the maximum non-usurious rate of interest under applicable law or (ii) 12% per annum. In order to secure our obligations under the Promissory Note, on November 2, 2020, we entered into a share pledge agreement (the “Share Pledge Agreement”) with Emerald and Computershare Trust Company of Canada, as collateral agent, in order to pledge 9,239,625 common shares of Pure Sunfarms to Emerald as collateral for the amounts owed by us under the Promissory Note. Also, on November 2, 2020, in connection with the consummation of the Pure Sunfarms Transaction, the Company and Emerald terminated the shareholders agreement, dated as of June 6, 2017, by and between the Company and Emerald, which had governed the business and affairs of Pure Sunfarms.

The Purchase Agreement contains representations and warranties customary for transactions of this nature negotiated between sophisticated purchasers and sellers acting at arm’s length, certain of which are qualified as to materiality and knowledge and subject to reasonable exceptions. Subject to certain exceptions, the representations and warranties of the Company and Emerald in the Purchase Agreement will survive for a period of 18 months from the closing date of the Pure Sunfarms Transaction. Certain “fundamental” representations, however, will survive the closing of the Pure Sunfarms Transaction for a period of six years.

Pursuant to the Purchase Agreement, each of the Company and Emerald have agreed, following closing, to indemnify the other party and its affiliates against any loss arising from a breach of a representation, warranty, or covenant given by the Company or Emerald, respectively, under the Purchase Agreement. The indemnity is subject to certain limitations, including that neither the Company nor Emerald are required to indemnify the other party unless and until losses exceed C$500,000, at which point Village Farms or Emerald, as the case may be, will be entitled to recover the full amount of such losses from the first dollar. The indemnity is also capped at 100% of the purchase price under the Purchase Agreement and no party is liable for any losses resulting from any breach of any representation or warranty in the Purchase Agreement if the party seeking indemnification knew about the inaccuracy or breach before closing.

In addition, the Company and Emerald entered into a non-solicitation agreement on the closing date of the Pure Sunfarms Transaction pursuant to which Emerald has agreed not to solicit or hire any employees of Pure Sunfarms or the Company for a period of three years following the closing date, subject to customary exceptions.

Registered Direct Offering

On September 10, 2020, we completed a registered direct offering (the “Registered Direct Offering”) of 9,396,226 units (each, a “Unit”), with each Unit consisting of one common share in the capital stock of the Company (each, a “Common Share”) and 0.50 of a warrant to purchase one Common Share (each, a “Warrant”). Each Unit was sold at a public offering price of $5.30 per Unit. The Warrants included in the Units will initially be exercisable on March 10, 2021, at an exercise price of $5.80 per share, subject to adjustment in certain circumstances, and will expire five years from the date of issuance (subject to the call right provided for in the Warrants).

The net proceeds to the Company after deducting placement agent fees were approximately $46.8 million, excluding the proceeds, if any, from the exercise of the Warrants, and prior to deducting estimated offering expenses payable by the Company. We used approximately $37.5 million of the net proceeds from the Registered Direct Offering to finance the Pure Sunfarms Transaction.

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

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Sales	$43,037	$38,293	$122,722	$111,512
Cost of sales	(37,418)	(38,904)	(112,809)	(114,418)
Gross margin	5,619	(611)	9,913	(2,906)
Selling, general and administrative expenses	(4,942)	(3,739)	(12,676)	(11,899)
Stock compensation expense	(472)	(666)	(1,329)	(2,663)
Interest expense	(299)	(655)	(1,273)	(2,018)
Interest income	101	304	577	651
Foreign exchange (loss) gain	(484)	(183)	(880)	338
Gain on settlement agreement	—	—	4,681	—
Other income, net	27	69	92	219
(Loss) gain on disposal of assets	—	(8)	(6)	13,558
(Provision for) recovery of income taxes	(336)	1,266	607	114
Net Loss from consolidated entities after income taxes	(786)	(4,223)	(294)	(4,606)
Equity earnings of unconsolidated entities	1,306	3,519	4,885	14,115
Net income (loss)	$520	$(704)	$4,591	$9,509
Adjusted EBITDA (1)	$4,556	$2,881	$7,921	$8,326
Earnings (loss) per share - basic	$0.01	$(0.01)	$0.08	$0.20
Earnings (loss) per share – diluted	$0.01	$(0.01)	$0.08	$0.19

(1)

Adjusted earnings before interest expense, income tax, depreciation and amortization (“EBITDA”) is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income, the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. For the periods presented, Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms and 65% interest in VFH.

JV Cannabis Business – Pure Sunfarms (USD)

Set forth below are the operating results of Pure Sunfarms, before any allocation to Village Farms, which are not consolidated in our financial results for the three and nine months ended September 30, 2020 and 2019 in accordance with GAAP.  Subsequent to September 30, 2020, we completed the Pure Sunfarms Transaction, and we will consolidate Pure Sunfarms in our operating results for future periods. A discussion of our consolidated results for the three and nine months ended September 30, 2020 and 2019, including our Produce Segment, is included further below.

Three months ended September 30, 2020 compared to the three months ended June 30, 2020.

Sales

Sales for three months ended September 30, 2020 increased to $17,048 as compared to $9,386, or an 81% quarter on quarter increase from the three months ended June 30, 2020.  The increase was primarily driven by a 148% increase in sales in the wholesale channel, a 22% quarter on quarter increase in sales to provincial (retail) boards and the September launch of Pure Sunfarms Cannabis 2.0 derivative products, which includes cannabis oil and vape pens. The quarter on quarter growth in retail sales is directly attributable to a 165.7% increase in Pure Sunfarms retail small format, a 29.7% quarter on quarter increase in pre-rolls and a (42.7%) decrease in Pure Sunfarms retail large format as the large format was launched in the second quarter of 2020 and the third quarter retail large format sales consisted of ongoing reorder sales.

The channel makeup of the third quarter sales was 54% to the retail channel and 46% to the wholesale channel.  The channel makeup of the second quarter sales was 69% to the retail channel and 31% to the wholesale channel.  Cannabis 2.0 derivative products were 4.4% of third quarter sales.

The net average selling price for the three months ended September 30, 2020 was higher than the net average selling price for the three months ended June 30, 2020 by 17.4%, due to an increase in small format retail sales versus large format retail sales, a quarter on quarter increase in sales price of retail flower SKUs and a slight increase in wholesale pricing, which is impacted by the makeup of the potency of flower biomass sold to various wholesale customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and three months ended June 30, 2020 was $11,154 and $6,266, respectively, an increase of 78%. The third quarter of 2020 cost of sales includes an inventory write down of $1,042 for distillate inventory purchased from third party extraction companies for which the market value had dropped since the initial purchase. The quarter on quarter increase in costs, excluding the distillate inventory write down is 61.4%, was due to a 143% increase in wholesale kilograms sold, a 120% increase in retail small format kilograms sold which has higher overhead and labor cost compared to retail large format, and the launch of recently approved Cannabis 2.0 derivative products which are co-manufactured by another licensed producer.

Gross Margin

Gross margin for the three months ended September 30, 2020 and three months ended June 30, 2020 was 34.6% and 33.2%, respectively, excluding the distillate inventory write down, the gross margin was 40.7%, The quarter on quarter improvement was due to an increase in wholesale sell price and an increase in small format retail flower sales as compared to higher sales of Pure Sunfarms retail large format products in the second quarter of 2020, which have a lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 and three months ended June 30, 2020 were $2,447 and $1,850, respectively, an increase of 32.3%. The increase was primarily due to investments in retail sales, marketing, and staffing.

Net Income

Net income for the three months ended September 30, 2020 and three months ended June 30, 2020 was $2,457 and $790 respectively, an increase of 211%. The increase was primarily due to the increase in gross margin.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2020 increase 133.2% to $4,277 from $1,835 for the second quarter. The third quarter Adjusted EBITDA figure does include the third party distillate inventory write down of $1,042.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Sales

Sales for the three months ended September 30, 2020 and 2019 was $17,048 and $18,084, respectively, a decrease of (5.7%). The change was due to a 362% increase in provincial (retail) sales and a (51.6%) decrease in wholesale selling price for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The net average selling price for the three months ended September 30, 2020 was lower than the net average selling price for the three months ended September 30, 2019 by (35.8%).

During the three months ended September 30, 2020, approximately 4.4% of the sales were from its recently launched Cannabis 2.0 derivative products, which includes cannabis oil and vape pens, 49.6% of dried flower sales to provincial (retail) boards, with the remaining 46% through the wholesale channel, including nonmonetary transactions with extraction licensed producers in which Pure Sunfarms sold extraction grade dried flower and trim and purchased various forms of distillate from the same counterparties. Pure Sunfarms will use the distillate in future Cannabis 2.0 products.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and 2019 was $11,154 and $5,689, respectively, an increase of 96.1%. The third quarter 2020 cost of sales includes an inventory write down of ($1,042) for distillate inventory purchased from third party extraction companies for which the market value has dropped since the initial purchase. The year on year increase in costs, excluding the distillate inventory write down was 77.7%, was due to 553% increase in retail kilograms sold which require incremental packaging, overhead and logistics expenses compared to product sold through the wholesale channel, as well as higher depreciation expense charge (a year on year increase of 91%) due to higher volumes.

Gross Margin

Gross margin for the three months ended September 30, 2020 and 2019 was 34.6% and 68.5%, respectively. The decline was due to the $1,042 inventory write down for distillate inventory, in 2020, a lower price environment for the wholesale channel in 2020 as compared to the third quarter of 2019, as well as an increase in costs as a result of Pure Sunfarms’ increase in provincial retail sales in 2020, as the majority of sales in the third quarter of 2019 were made through the wholesale channel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were $2,447 and $2,830, respectively, a decrease of 13.5%. The decrease was primarily due to wage subsidies received from the Government of Canada as a result of the federal COVID-19 program, without the subsidy the year on year selling, general and administrative expenses were essentially flat.

Net Income

Net income for the three months ended September 30, 2020 and 2019 was $2,457 and $6,685 respectively, a decrease of (63.2%). The decrease was primarily due to the decrease in gross margin.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2020 declined (57.5%) to $4,277 from $10,075 for the same prior year period. The decrease was primarily due to the decrease in gross margin.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Sales

Sales for the nine months ended September 30, 2020 and 2019 was $39,571 and $53,128, respectively, a decrease of (25.5%). The decrease was due to a lower average selling price for the nine months ended September 30, 2020, compared to 2019, when 95% of Pure Sunfarms’ sales were being made through its wholesale channel during a period of elevated wholesale market pricing.  For the nine months ended September 30, 2020, 54.4% of dried flower sales were to provincial (retail) boards, with the remaining 45.6% of sales through the wholesale channel, including nonmonetary transactions with extraction licensed producers in which Pure Sunfarms sold extraction grade dried flower and trim and purchased various forms of distillate from the same counterparties. Pure Sunfarms will use the distillate in future Cannabis 2.0 products.

Net sales for nine months ended September 30, 2020 as compared to net sales for the nine months ended September 30, 2019 were impacted by lower retail pricing, partially due to the introduction of retail large format products, in the second quarter of 2020 as well as lower pricing on both pre-rolls and small format dried flower, in 2020.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 and 2019 was $23,678 and $13,463, respectively, an increase of 75.9%. The increase was primarily due to an increase in kgs sold of 59.5% and a transition to higher costing provincial (retail) sales products which require incremental packaging and logistics expenses compared to products sold through the wholesale market, as well as higher year on year depreciation expense as a result of higher kgs sold.

Gross Margin

Gross margin percentage for the nine months ended September 30, 2020 was 40.2% and 74.7%, respectively.  The decline was due to a lower price environment in 2020, partly driven by the market place acceptance of the larger format SKUs, as well as the increase in cost of sales resulting from Pure Sunfarms’ change in product mix to retail sales in 2020, as the majority of sales for the nine months ended September 30, 2019 were made through the wholesale channel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 was $6,731 and $5,616, respectively, an increase of 19.9%. The increase was primarily due to higher Health Canada regulatory fees, which are based on provincial kgs sold, as well as incremental year over year expenses for marketing and staffing as a direct result of the provincial (retail) sales in 2020, as Pure Sunfarms did not have its provincial (retail) sales license for the first eight months of 2019.

Other Income, Net

Other income, net for the nine months ended September 30, 2020 and 2019 was $4,201 and $22, respectively. During the first quarter of 2020, Pure Sunfarms recognized a $4,348 gain on settlement of net liabilities resulting from the March 2, 2020 Settlement Agreement between Pure Sunfarms, Emerald Health and Village Farms. This gain is derived from Pure Sunfarms’ forgiveness of Emerald’s shareholder loan, including accrued interest, offset by the extinguishment of the Supply Agreement and a $457 receivable due from Emerald for sales made in the first quarter of 2020 and $5.4 million for sales made in 2019.

Net Income

Net income for the nine months ended September 30, 2020 and 2019 was $9,412 and $24,106, respectively, a decrease of (61.0%). The decrease was primarily due to the decrease in gross margin.

Adjusted EBITDA

Adjusted EBITDA, which excludes the gain on settlement of net liabilities and includes the distillate inventory write down of $1,042, was $10,980 for the nine months ended September 30, 2020, a (69.0%) decrease from $35,419 for the nine months ended September 30, 2019. The decrease was primarily due to a lower grow margin and an increase in selling, general and administrative expenses for the nine months ended September 30, 2020 compared to the same prior year period.

Consolidated Line Item Results

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Sales

Produce sales for the three months ended September 30, 2020 increased $4,744, or 12.4%, to $43,037 compared to $38,293 for the three months ended September 30, 2019. The improvement in sales is due to an increase in pricing for tomatoes during the three months ended September 30, 2020 compared to the same prior year period. The average net selling price for total tomato pounds sold increased 30% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, generated primarily from our commodity items, which includes beefsteak tomatoes and tomatoes on the vine (“TOVs”). The increase in net selling price in the commodity items was primarily the result of a supply shortage throughout most of 2020, due to an increase in grocery store traffic, driven by COVID-19 measures, as well as a global tomato virus that is negatively impacting tomato supplies. Pepper prices increased 19% and pepper pounds sold increased 47% when compared to the same prior year period, due to an increase in our third-party pepper contracts. Cucumber prices increased 1% and cucumber pieces sold decreased (12%) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 decreased ($1,486), or (3.8%), to $37,418 from $38,904 for the three months ended September 30, 2019, as the Company produced less tomatoes at its facilities in the third quarter of 2020 compared to the same period in 2019 due to the transition of the Delta 2 facility, which converted from tomato production in 2019 to cannabis production for Pure Sunfarms in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 increased $1,203, or 32.2%, to $4,942 from $3,739 for the three months ended September 30, 2019 driven by incremental legal, acquisition and regulatory expenses related primarily to the Pure Sunfarms negotiations and acquisition and year over year incremental public company filings, and an increase in employee compensation.

Share-based Compensation

Share-based compensation expense for the three months ended September 30, 2020 was $472 compared to $666 for the three months ended September 30, 2019. The decrease in share-based compensation expense is primarily due to the vesting of performance shares earned related to developments in Pure Sunfarms in 2019. Due to the closing of the Pure Sunfarms acquisition in November 2020, there will be incremental share-based compensation expense in the fourth quarter of 2020 due the vesting of performance shares earned relating to the acquisition of Pure Sunfarms and its management team.

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased ($356) to $299 from $655 for the three months ended September 30, 2019. The decrease is primarily due to lower interest rates as well as lower debt balances.

Interest Income

Interest income for the three months ended September 30, 2020 and 2019 was $101 and $304, respectively. We are no longer accruing interest associated with the VF Hemp Grid Loan Agreement.

Income Tax (Provision) Recovery

For the three months ended September 30, 2020, we recorded an income tax provision of ($336) compared to an income tax recovery of $1,266 for the three months ended September 30, 2019. The difference is primarily due to a higher gross margin in the 2020 period. Pure Sunfarms and VF Hemp are both reported post-tax and therefore do not factor into the Company’s tax calculation.

Equity Earnings from Unconsolidated Entities

Equity earnings from our unconsolidated entities decreased of ($2,213), or (62.9%). The decrease was primarily due to an impairment loss taken on Pure Sunfarms’ inventory of ($1,042), as well as a lower Pure Sunfarms’ gross margin as a result of a lower selling price environment, as well as our share of VF Hemp’s third quarter losses of ($137). For information regarding the results of operation from our joint ventures, refer to “JV Cannabis Business” above and “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2020 and 2019 was $520 and ($704), respectively. The improvement was primarily due to an increase in our produce gross margin, partially offset by higher selling, general and administrative expenses and a decrease in equity earnings from Pure Sunfarms.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2020 increased 58.1% to $4,556 from $2,881 for the three months ended September 30, 2019 due primarily to a decrease in losses from consolidated entities of $3,437, offset by a decrease in equity earnings from our joint ventures. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures - Reconciliation of Net Earnings to Adjusted EBITDA”.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Sales

Produce sales for the nine months ended September 30, 2020 increased $11,210, or 10.1%, to $122,722 compared to $111,512 for the nine months ended September 30, 2019. The increase in produce sales was primarily due to higher selling prices for tomatoes and a higher volume of supply partner produce during the nine months ended September 30, 2020 compared to the same prior year period.

Village Farms’ greenhouse production revenues were consistent with the prior year period even though production volume decreased due to the transition of the Delta 2 facility to Pure Sunfarms and a year over year decline in the overall production generated from our Texas facilities. The decrease in production volume was offset by an increase of 32% in the average selling price of Village Farms’ own production. The increase in selling prices for the commodity items was primarily due to a market supply shortage, largely stemming from changes in consumer buying habits affected by COVID-19. Pepper prices increased 19% and pepper pounds sold increased 37% when compared to the same prior year period. Cucumber prices increased 1% and cucumber pieces sold decreased (13%) for the nine months ended September 30, 2020 as compared to the same prior year period.

A summary of sales by product group in our greenhouse produce business, follows:

	For the nine months ended September 30,
Percent of Sales by Product Group	2020	2019
Tomatoes	90%	85%
Peppers	6%	6%
Cucumbers	4%	9%
	100%	100%

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 decreased ($1,609), or (1.4%), to $112,809 from $114,418 for the nine months ended September 30, 2019.  This decrease is primarily due to the transition of our Delta 2 facility to Pure Sunfarms and lower production costs at our Texas facilities, offset by an increase in supply partner purchases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased $777, or 6.5%, to $12,676 from $11,899 for the nine months ended September 30, 2019. The increase was primarily related to an increase in legal and regulatory expenses related to incremental public company filings, the Pure Sunfarms acquisition and the first quarter Settlement Agreement, and an increase in employee compensation, which in turn were offset by reductions in accounting fees and travel expenses.

Share-based Compensation

Share-based compensation expense for the nine months ended September 30, 2020 decreased ($1,334), or (50.1%), to $1,329 from $2,663 for the nine months ended September 30, 2019. The decrease in share-based compensation expense was primarily due to the vesting of performance shares earned related to developments in Pure Sunfarms in 2019.

Interest Expense

Interest expense for the nine months ended September 30, 2020 decreased ($745), or (36.9%), to $1,273 from $2,018 for the nine months ended September 30, 2019. The decrease was due to lower interest rates as well as lower debt balances.

Interest Income

Interest income for the nine months ended September 30, 2020 and 2019 was $577 and $651, respectively. During 2020 we stopped accruing interest income for the VFH Grid Loan.

(Loss) Gain on Disposal of Assets

We recognized a loss on disposal of assets of ($6) for the nine months ended September 30, 2020 compared to a gain of $13,558 in the prior year period. The 2019 gain was due to the contribution of Delta 2 assets to Pure Sunfarms in March 2019. The gain represents the difference between our book value of the assets contributed and the CA$25,000 fair market value of stock received in Pure Sunfarms.

Income Tax Recovery (Provision)

For the nine months ended September 30, 2020, we recorded an income tax recovery of $607 compared to $114 for the nine months ended September 30, 2019.  In 2020, we experienced a significant increase in its produce gross margin compared to the prior year period, along with a gain of $4,681 on the Settlement Agreement with Emerald. During 2019, we had a $13,558 gain on disposal of assets arising from the contribution of our Delta 2 assets to Pure Sunfarms. Pure Sunfarms and VF Hemp are both reported post-tax and therefore do not factor into our tax calculation.

Equity Earnings from Unconsolidated Entities

Equity earnings from our unconsolidated entities decreased ($9,230) or (65.4%) to $4,885 for the nine months ended September 30, 2020, from $14,115 for the same prior year period. The decrease was primarily due to a decrease in earnings from Pure Sunfarms’ of ($8,678), caused by an increase in the sales of lower margin large format products sold through the provincial (retail) boards and an overall decrease in the wholesale market in 2020 as compared to elevated pricing in the wholesale channel in 2019. In addition, Pure Sunfarms’ net income for the nine months ended September 30, 2020 includes a $4,348 gain resulting from the Settlement Agreement, of which $2,496 was our share. For information regarding the results of operations from our joint ventures, refer to “JV Cannabis Business” above and “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income (Loss)

Net income (loss) for the nine months ended September 30, 2020 and 2019 was $4,591 and $9,509, respectively. The decrease was primarily the result of a decline in our equity earnings from unconsolidated entities of ($9,230) and, a $13,588 gain on disposal recorded during the nine months ended September 30, 2019, offset by an increase in our gross margin of $12,819 and a gain on settlement of $4,681 recognized during the nine months ended September 30, 2020.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2020 decreased ($405), or (4.9%), to $7,921 from $8,326 for the nine months ended September 30, 2019 due primarily to the decrease in net income from joint ventures and the add back of the gains related to the Settlement Agreement, offset by the add back of the contribution of  Delta 2 assets during the nine months ended September 30, 2019. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures - Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At September 30, 2020, we had $54,666 in cash and $70,048 of working capital. We expect to provide or obtain adequate financing to maintain and improve our property, plant and equipment, to fund working capital produce needs and invest in Pure Sunfarms for the next twelve months from cash flows from operations, and, as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity or debt financing.

	Maximum		Outstanding September 30, 2020
Operating loan	CA$	13,000		$3,000
Term loan		$29,182		$29,182
VFCE loan	CA$	1,210	CA$	1,210

At September 30, 2020 we had a term loan financing agreement with a Canadian creditor (“FCC Loan”). The non-revolving variable rate term loan had a maturity date of April 1, 2025 and a balance of $29,182 as of September 30, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of September 30, 2020, and December 31, 2019, borrowings under the FCC Loan were subject to an interest rate of 4.388% and 6.391%, respectively.

We are also party to a variable rate line of credit agreement with Bank of Montreal (“BMO”) that has a maturity date of May 31, 2021 (the “Operating Loan” and together with the FCC Loan, the “Credit Facilities”). The Operating Loan is subject to margin requirements stipulated by the bank based on produce sales. As at September 30, 2020 and 2019 there was $3,000 and $2,000, respectively, drawn on the Operating Loan, which is available to a maximum of CA$13,000, less outstanding letters of credit of US$150 and CA$38.

Our subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of CA$3.0 million with a maturity date of June 2023 at a fixed interest rate of 4.98%. As of September 30, 2020, and December 31, 2019, the balance was CA$1,210 (US$830) and CA$1,526 (US$1,066), respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to CA$300 to cover letters of guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually.

As security for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities) and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as of September 30, 2020 and December 31, 2019 was $215,581 and $155,548, respectively.

As security for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2020 and December 31, 2019 was $25,799 and $24,915, respectively.

Our borrowings are subject to certain positive and negative covenants, including debt ratios, and we are required to maintain certain minimum working capital. In December 2019, we received a waiver for our annual debt service coverage and debt to EBITDA covenants under its FCC Loan. As of September 30, 2020, the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Accrued interest payable on the Credit Facilities and loans as of September 30, 2020 and December 31, 2019 was $29 and $162, respectively. These amounts are included in accrued liabilities in the unaudited Condensed Consolidated Interim Statements of Financial Position.

In 2019, Pure Sunfarms entered into a credit agreement with BMO, as agent and lead lender, and Farm Credit Canada, as lender, in respect of a CA$20,000 secured non-revolver term loan (the “PSF Credit Facility”). In June 2020, Pure Sunfarms expanded the PSF Credit Facility with its existing lenders, and the addition of the Canadian Imperial Bank of Commerce, to CA$59.0 million, including accordion provisions of up to CA$22.5 million. As of September 30, 2020, the outstanding amount on the loan was CA$35.0 million.

The PSF Credit Facility, which matures on February 7, 2022, is secured by the Delta 2 and 3 greenhouse facilities and contains customary financial and restrictive covenants. The Company is not a party to the PSF Credit Facility but has guaranteed up to CA$10.0 million in connection with the PSF Credit Facility. On November 2, 2020, in conjunction with the closing of the acquisition of the remaining shares of Pure Sunfarms, the Company increased its guarantee to a total of CA$20 million in connection with the Pure Sunfarms Credit Facility.

We closed equity offerings on October 22, 2019, March 24, 2020 and September 10, 2020. The October 22, 2019 public offering raised net proceeds of CA$26,934 through the issuance of 3,059,000 Common Shares at a price of CA$9.40 per Common Share. The March 24, 2020 public offering raised net proceeds of CA$10,711 through the issuance of 3,593,750 Common Shares at a price of CA$3.20 per Common Share.  The Registered Direct Offering, which closed on September 10, 2020, raised net proceeds of approximately US$46,800 (after placement agent fees, but before estimated offering expenses) through the issuance of 9,396,226 Units at a public offering price of US$5.30 per Unit.  Each Unit that was sold consists of one Common Share and one-half of a Warrant at an exercise price of US$5.80.  The Warrants will be exercisable beginning on March 10, 2021 and will expire on September 10, 2025. For more information, see “Executive Overview—Registered Direct Offering” above.

After quarter end, on November 2, 2020, in connection with the consummation of the Pure Sunfarms Transaction, we entered into the Promissory Note with Emerald, in the amount of C$19.9 million (US$14.5 million), payable to Emerald on May 2, 2021, or six months from the consummation of the Pure Sunfarms Transaction. Interest on the principal amount owed under the Promissory Note will accrue at the lower of (i) the maximum non-usurious rate of interest under applicable law or (ii) 12% per annum. In order to secure our obligations under the Promissory Note, on November 2, 2020, we entered into the Share Pledge Agreement with Emerald and Computershare Trust Company of Canada, as collateral agent, in order to pledge 9,239,625 common shares of Pure Sunfarms to Emerald as collateral for the amounts owed by us under the Promissory Note.

Summary of Cash Flows

	For the nine months ended September 30,
(in Thousands)	2020	2019
Cash beginning of period	$11,989	$11,920
Net cash flow provided by (used in):
Operating activities	4,014	(7,887)
Investing activities	(14,148)	(11,090)
Financing activities	52,812	13,783
Net cash increase (decrease) for the period	42,678	(5,194)
Effect of exchange rate changes on cash	(1)	—
Cash, end of the period	$54,666	$6,726

Operating Activities

For the nine months ended September 30, 2020 and 2019, cash flows used in operating activities before changes in non-cash working capital totaled ($924) and ($12,036), respectively. The improvement is primarily attributable to a $12,819 increase in year over year gross margin which contributed to an increase in our net income, adjusted for non-cash expenses.

Investing Activities

For the nine months ended September 30, 2020 and 2019, cash flows used in investing activities were ($14,148) and ($11,090), respectively. The 2020 investing activities consist primarily of $11,713 invested in Pure Sunfarms for its Delta 2 facility conversion and $1,226 invested in our two minority cannabis investments, DCG and Altum.  In 2019, our investing activities were focused on U.S. Hemp with loans totaling $9,133 to our U.S. joint ventures.

Financing Activities

For the nine months ended September 30, 2020 and 2019, cash flows provided by financing activities were $52,812 and $13,783, respectively. The year over year increase is primarily due to a $49,800 unit issuance in September 2020, predominately used to finance the acquisition of remaining shares of Pure Sunfarms.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, we made equity contributions to Pure Sunfarms totaling CA$16,000 (US$11,713).

Information regarding our contractual obligations as of September 30, 2020 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$31,436	$2,310	$4,566	$3,935	$20,625
Line of credit	3,000	3,000	—	—	—
Trade payables	9,667	9,667	—	—	—
Accrued liabilities	6,676	6,676	—	—	—
Operating lease liabilities	4,176	1,076	1,851	1,143	106
Capital lease liabilities	46	34	12
Total	$55,001	$22,763	$6,429	$5,078	$20,731

After September 30, 2020, we entered into the Promissory Note in the amount of C$19.9 million (US$14.5 million), payable to Emerald on May 2, 2021, or six months from the consummation of the Purchase Agreement for the Pure Sunfarms Transaction.

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

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of Pure Sunfarms and VF Hemp operations), are presented in the table Reconciliation of U.S. GAAP Results to Proportionate Results below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represent a significant percentage of our net income.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$520	$(704)	$4,591	$9,509
Add:
Amortization	1,518	2,360	4,540	5,587
Foreign currency exchange loss (gain)	484	183	880	(338)
Interest expense, net	198	351	696	1,367
Provision for (recovery of) income taxes	336	(1,266)	(607)	(114)
Stock based compensation	472	666	1,329	2,663
Interest expense for JVs	240	276	636	506
Amortization for JVs	598	414	1,276	1,125
Foreign currency exchange loss (gain) for JVs	33	(8)	118	(21)
Provision for income taxes from JVs	245	1,355	1,736	5,572
Gain on settlement agreement	—	—	(4,681)	—
Gain on settlement of net liabilities from JV	—	—	(2,496)	—
Gain on disposal of assets	(88)	8	(97)	(13,558)
Adjustment to reflect true economic value for Pure Sunfarms(1)	—	(754)	—	(3,972)
Adjusted EBITDA	$4,556	$2,881	$7,921	$8,326
Adjusted EBITDA for JVs (See table below)	$2,333	$4,826	$6,050	$17,346
Adjusted EBITDA excluding JVs(produce)	$2,223	$(1,945)	$1,871	$(9,020)

Breakout of JV Adjusted EBITDA	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Pure Sunfarms Adjusted EBITDA	$2,511	$5,035	$6,365	$17,710
VFH Adjusted EBITDA	(178)	(209)	(315)	(364)
Total JV Adjusted EBITDA	$2,333	$4,826	$6,050	$17,346

(1)

The GAAP treatment of our equity earning of Pure Sunfarms is different than under International Financial Reporting Standards (“IFRS”). Under GAAP the Emerald shares held in escrow are not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, our ownership percentage for the three and nine months ended September 30, 2019 was 61.4% and 60.8%, respectively, compared to our economic interest under IFRS of 50% for the same periods.

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VF Hemp operations):

	For the Three months ended September 30, 2020
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$43,037	$10,007	$—	$53,044
Cost of sales	(37,418)	(6,547)	—	(43,965)
Selling, general and administrative expenses	(4,942)	(1,436)	(213)	(6,591)
Stock compensation expense	(472)	—	—	(472)
Gain on disposal of assets	—	—	89	89
Other expense, net	(655)	(336)	(13)	(1,004)
Provision for income taxes	(336)	(245)	—	(581)
Net (loss) income	$(786)	$1,443	$(137)	520
Adjusted EBITDA (2)	$2,223	$2,511	$(178)	$4,556
(Loss) income per share – basic	$(0.01)	$0.02	$(0.00)	$0.01
(Loss) income per share – diluted	$(0.01)	$0.02	$(0.00)	$0.01

	For the three months ended September 30, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$38,293	$10,217	$—	$48,510
Cost of sales	(38,904)	(3,211)	—	(42,115)
Selling, general and administrative expenses	(3,739)	(1,635)	(229)	(5,603)
Stock compensation expense	(666)	—	—	(666)
Loss on disposal of assets	(8)	—	—	(8)
Other expense, net	(465)	(162)	—	(627)
Recovery of (provision for) income taxes	1,266	(1,461)	—	(195)
Net (loss) income	$(4,223)	$3,748	$(229)	$(704)
Adjusted EBITDA (2)	$(1,945)	$5,035	$(209)	$2,881
(Loss) income per share – basic	$(0.09)	$0.08	$(0.00)	$(0.01)
(Loss) income per share – diluted	$(0.09)	$0.08	$(0.00)	$(0.01)

	For the nine months ended September 30, 2020
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$122,722	$22,958	$98	$145,778
Cost of sales	(112,809)	(13,782)	(120)	(126,711)
Selling, general and administrative expenses	(12,676)	(3,870)	(500)	(17,046)
Stock compensation expense	(1,329)	—	—	(1,329)
Gain on settlement agreement	4,681	—	—	4,681
Gain on settlement of net liabilities	—	2,496	—	2,496
Loss on disposal of assets	(6)	5	99	98
Other expense, net	(1,484)	(634)	(129)	(2,247)
Recovery of (provision for) income taxes	607	(1,736)	—	(1,129)
Net (loss) income	$(294)	$5,437	$(552)	$4,591
Adjusted EBITDA (2)	$1,871	$6,365	$(315)	$7,921
(Loss) income per share – basic	$(0.00)	$0.09	$(0.01)	$0.08
(Loss) income per share – diluted	$(0.00)	$0.09	$(0.01)	$0.08

	For the nine months ended September 30, 2019
	Produce	Pure Sunfarms (1)	Hemp (1)	Total
Sales	$111,512	$32,011	$—	$143,523
Cost of sales	(114,418)	(8,137)	—	(122,555)
Selling, general and administrative expenses	(11,899)	(3,334)	(378)	(15,611)
Stock compensation expense	(2,663)	—	—	(2,663)
Gain on disposal of assets	13,558	—	—	13,558
Other expense, net	(810)	(322)	—	(1,132)
Recovery of (provision for) income taxes	114	(5,725)	—	(5,611)
Net (loss) income	$(4,606)	$14,493	$(378)	$9,509
Adjusted EBITDA (2)	$(9,020)	$17,710	$(364)	$8,326
(Loss) income per share – basic	$(0.09)	$0.30	$(0.01)	$0.20
(Loss) income per share – diluted	$(0.09)	$0.29	$(0.01)	$0.19

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher (lower), the net income for the nine months ended September 30, 2020 and 2019 would have been higher (lower) by $117 and $128, respectively. This represents $117 and $128 in increased (decreased) interest expense for the periods ended September 30, 2020 and 2019, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2020, and 2019, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7482 and C$1.00 = US$0.7552, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2020 and September 30, 2019 with the net foreign exchange gain or loss directly impacting net income (loss).

	September 30, 2020	September 30, 2019
Financial assets
Cash and cash equivalents	$6,298	$189
Trade receivables	340	367
JV notes receivable	1,464	1,387
Financial liabilities
Trade payables and accrued liabilities	(454)	(658)
Loan payable	(121)	(163)
Net foreign exchange gain (loss)	$7,527	$1,122

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

Other than the interest rate risk and foreign exchange risk discussed above, there have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.	Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2019, as filed with the SEC on April 1, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, except as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent developments relating to the outbreak of the Coronavirus pandemic (“COVID-19”)”.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 105, 2020)

10.1

Employment Agreement, dated as of July 13, 2020, by and between Village Farms International, Inc. and Michael A. DeGiglio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020) +

10.2

Purchase Agreement, dated September 8, 2020, between Village Farms International Inc. and Emerald Health Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2020)*

10.3

Secured Promissory Note by and between the Company and Emerald Health Therapeutics, Inc., dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* +Indicates management contract or compensatory plan.

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Commission upon request.

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
Date: November 12, 2020