Form 10-K
period 2020-12-31
Village Farms International, Inc.
filed 2021-03-16
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b 2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2020 was $220,577,373.
As of March 12, 2021, the registrant had 79,596,193 common shares outstanding.

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

This report contains the following trademarks, trade names and service marks of ours: Village Farms®, Delectable TOV®, From Our House To Your Home®, Mini Sensations®, Sinfully Sweet Campari®, Heavenly Villagio Marzano®, BC Grown Logo®, Texas Grown Logo®, Good for the Earth ®, Village Farms Greenhouse Grown ®, Village Fields®, Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Farm to FlowerTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, The BakeryTM, Purple Sun GodTM, and Pure Sun CBDTM. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks that may include, but are not limited to: our limited operating history, including that of our Pure Sunfarms Corp.(“Pure Sunfarms”) and our start-up operations of growing hemp in the United States (“VF Hemp”); the legal status of Pure Sunfarms cannabis business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of Pure Sunfarms to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., Pure Sunfarms ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) (the “Cannabis Act”) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for Pure Sunfarms; risks related to rules and regulations at the U.S. federal (Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA”)), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

ii

PART I.

ITEM 1.	BUSINESS

Business Overview

Village Farms International, Inc. (“VFF”) the parent company, together with its subsidiaries (collectively, the “Company”, “Village Farms”, “we”, “us”, or “our”) are one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada. Following our acquisition of the remaining 41.3% interest in British Columbia-based Pure Sunfarms Corp. (“Pure Sunfarms”) that was completed on November 2, 2020 (the “Pure Sunfarms Acquisition”), which increased our ownership of Pure Sunfarms to 100%, we now own one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada. Pure Sunfarms is currently one of the largest producers of cannabis in Canada with distributions in five of the provinces: British Columbia, Ontario, Alberta, Saskatchewan, and Manitoba. Its long-term objective is to be the leading low cost, high quality cannabis producer in Canada.

In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year to national grocers in the U.S. and Canada from more than nine million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia and Texas, as well as from our partner greenhouses in British Columbia, Ontario, and Mexico. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

The Company, through its subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0 MW power plant from landfill gas that generates electricity and provides thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sells electricity to British Columbia Hydro and Power Authority (“BC Hydro”). On November 10, 2020 we announced we will be transitioning this operation to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC which will enhance our financial return as well as provide food-grade CO2, which can be used in both our cannabis and produce growing operations in Delta, B.C.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture, Village Fields Hemp USA, LLC, for multi-state outdoor hemp cultivation and CBD extraction, and initiated plans to pursue controlled environment hemp production at our Texas greenhouse operations.

Internationally, we evaluate, and target select, nascent, legal cannabis and CBD opportunities with significant long-term potential, with an initial focus on the Asia-Pacific region through our investment in Australia-based Altum International Pty Ltd (“Altum”).

Our Canadian Cannabis Subsidiary – Pure Sunfarms Corp.

Corporate History of Pure Sunfarms

In June 2017, the Company formed a Canadian joint venture, Pure Sunfarms, with Emerald Health Therapeutics, Inc. (“Emerald”), pursuant to a Shareholder Agreement dated June 6, 2017, between Village Farms and Emerald (the “Joint Venture Agreement”), to commence Canadian cannabis operations in anticipation of the adult use cannabis market becoming legal in October 2017. The Company contributed one of its Delta, B.C. greenhouses (“Delta 3”), along with the experienced grower management and Delta 3 workforce, to the joint venture in exchange for a 50% ownership interest in the joint venture. Emerald contributed C$20 million, which was paid in installments, and its existing cultivation license and cannabis expertise in exchange for the other 50% ownership interest in the joint venture. The Company also granted options to the joint venture to lease or own its two remaining Delta, B.C. greenhouses – Delta 1 and Delta 2.

In March 2019, Pure Sunfarms exercised its option on the Delta 2 facility. The Company contributed the facility to the joint venture in exchange for additional shares in Pure Sunfarms and Emerald contributed C$2.5 million and entered into an escrow agreement for an additional C$22.5 million in exchange for additional shares in the joint venture, subject to payments under the escrow agreement. Following a dispute regarding payments to be made under the escrow agreement, on March 2, 2020, the Company and Emerald agreed to increase the Company’s effective ownership of the joint venture to 53.5% as of November 19, 2019 and on March 6, 2020, the Company’s ownership in the joint venture was further increased to 57.4%.

On November 2, 2020, the Company completed the Pure Sunfarms Acquisition acquiring 36,958,500 Common Shares in the capital of Pure Sunfarms owned by Emerald, which increased the Company’s ownership of Pure Sunfarms to one hundred percent. The shares, representing 42.6% of the ownership, were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$14.5 million) secured promissory note payable to Emerald due on May 2, 2021 (the “Pure Sunfarms Acquisition”). The promissory note was paid in full to Emerald on February 5, 2021.

The Pure Sunfarms Acquisition agreement contains representations and warranties customary for transactions of this nature negotiated between sophisticated purchasers and sellers acting at arm’s length, certain of which are qualified as to materiality and knowledge and subject to reasonable exceptions. Subject to certain exceptions, the representations and warranties of the Company and Emerald survive for a period of 18 months from the closing date of the Pure Sunfarms Acquisition. Certain “fundamental” representations, however, survive the closing of the Pure Sunfarms Acquisition for a period of six years. Pursuant to the agreement, each of the Company and Emerald have agreed, following closing, to indemnify the other party and its affiliates against any loss arising from a breach of a representation, warranty, or covenant given by the Company or Emerald, respectively, under the Pure Sunfarms Acquisition. The indemnity is subject to certain limitations, including that neither the Company nor Emerald are required to indemnify the other party unless and until losses exceed C$500,000, at which point Village Farms or Emerald, as the case may be, will be entitled to recover the full amount of such losses from the first dollar. The indemnity is also capped at 100% of the purchase price under the Pure Sunfarms Acquisition agreement and no party is liable for any losses resulting from any breach of any representation or warranty in the agreement if the party seeking indemnification knew about the inaccuracy or breach before closing.

In addition, the Company and Emerald entered into a non-solicitation agreement on the closing date of the Pure Sunfarms Acquisition pursuant to which Emerald has agreed not to solicit or hire any employees of Pure Sunfarms or the Company for a period of three years following the closing date, subject to customary exceptions. Pure Sunfarms’ management and employees became part of the Company as of the closing date of the Pure Sunfarms Acquisition, and the Company began fully consolidating the financial results of Pure Sunfarms as a wholly owned subsidiary as of November 2, 2020. The transaction was immediately accretive to the Company’s net income.

Business of Pure Sunfarms

During the course of 2017, the joint venture between Village Farms and Emerald applied for a cultivation license for the Delta 3 facility. In March 2018, the joint venture received its initial cultivation license for a portion of the Delta 3 facility and expanded its cultivation space via amendments to its cultivation license throughout 2018, culminating with the complete cultivation license for the entire 25-acre facility (1.1 million square feet) in March 2019. During 2018, the joint venture also hired a chief executive officer and adopted a name for the joint venture, Pure Sunfarms Corp. Pure Sunfarms commenced cultivation in the spring of 2018, after receiving its initial cultivation license.

In July 2018, Pure Sunfarms received its wholesale sales license and commenced sales of its cannabis production in late September 2018, including sales to Emerald under a supply agreement for up to 40% of the production from Pure Sunfarms. Emerald continued to purchase cannabis from Pure Sunfarms until late June 2019 when it reduced taking its full 40% commitment and eventually ceased purchasing cannabis during the third quarter of 2019. In October 2019, Emerald notified Pure Sunfarms it was disputing its liabilities to Pure Sunfarms under the supply agreement. The dispute was settled pursuant to the Settlement Agreement dated March 2, 2020 and the supply agreement was cancelled as part of the dispute.

On October 17, 2018, the Cannabis Act came into effect, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial, and municipal governments the authority to regulate the distribution and sale of recreational cannabis. Pure Sunfarms received an amendment to its sales license in September 2019 allowing it to commence sales to provincial boards. As of the date of this filing, Pure Sunfarms is directly selling to five provincial boards – Ontario, British Columbia, Alberta, Saskatchewan, and Manitoba.

Pure Sunfarms began producing cannabis in 2019. For the first nine months of 2019, Pure Sunfarms was predominately a wholesale supplier to other licensed producers including Emerald. In September 2019, Pure Sunfarms received its provincial sales license and commenced sales to the Ontario Cannabis Store (“OCS”) and British Columbia Liquor Distribution Branch (“BCLDB”). In October 2019, Health Canada approved the second phase of recreational cannabis products including ingestible cannabis, cannabis extracts and cannabis topicals, referred to as Cannabis 2.0 products.

Throughout 2020, Pure Sunfarms commenced sales to three additional provinces, Saskatchewan Liquor and Gaming Authority (“SLGA”), Alberta Gaming, Liquor and Cannabis (“AGLC”) and Manitoba Liquor and Lotteries Corporation (“MLLC”), allowing availability of Pure Sunfarms’ products to five of Canada’s provinces. Pure Sunfarms continues to advance discussions with other provincial distributors for supply agreements to further expand its presence in the Canadian cannabis market. In May 2020, Pure Sunfarms received its cannabis cultivation license from Health Canada for the Delta 2 facility, providing an additional 1.1 million square feet of production capacity, enhancing its ability to grow, package and sell cannabis and cannabis extracts. Pure Sunfarms also received amended licensing from Health Canada in the fall of 2020, permitting in-house extraction operations and the sale of cannabis oils and derivative products directly to provincial boards and authorized retailers. To date, Delta 2 is in the construction phase with anticipated planting in the summer of 2021 of the western half of the greenhouse. We have the appropriate licenses for Delta 2 and will need receipt of attestation from Health Canada throughout the construction phase in order to plant.

Pure Sunfarms has continued expansion of its direct to provincial sales in 2020 and is now the top selling flower brand in Ontario based on weekly point of sales data. In addition, Pure Sunfarms launched new dried cannabis products such as pre-rolled flower and commenced sales of Cannabis 2.0 products, including pre-filled vape cartridges and bottled cannabis oils. Pure Sunfarms’ sales mix by channel was approximately 41% in the wholesale channel and 59% in the retail channel, significantly different from a predominantly wholesale market in 2019. We believe that Pure Sunfarms is the low-cost high-quality producer in the Canadian market and its low-cost structure, primarily driven by economies of scale and large-scale greenhouse experience, is sustainable and provides a competitive industry advantage. Pure Sunfarms’ cost structure should allow a continued increase of incremental market share as we go to market at a lower price for most of our products than other licensed producers can maintain.

Due to the Health Canada limitations on marketing, branding, and packaging rules, it is difficult to distinguish our products which places more emphasis on our ability to manage the price, potency and quality. Pure Sunfarms’ British Columbian grown flower and extracts continue to distinguish themselves from the competition due to the agricultural expertise of our growers, which we believe ensures the highest quality cannabis at the right price.

The retail channel, or adult use channel, remains very competitive and continues to experience an oversupply situation as the licensed growers are producing more cannabis than the current legal adult use market is purchasing. This situation is a function of too many licensed producers, as well as a slow roll out of adult use licensed retail stores in provinces such as Ontario, Quebec, and British Columbia. Throughout 2020, the cannabis industry experienced significant expansion of adult use retail stores throughout Canada, albeit not as quickly as expected, the approval by Health Canada of the production and sale of Cannabis 2.0 derivative products, the scaling back by some licensed cultivators to meet revised demand expectations, and merger and consolidation activity that occurred during the year as cannabis companies identified potential synergies. As the industry matures, we believe that Pure Sunfarms will be well-positioned as one of the best-selling brands in Canada, while we continue to evaluate and seek to secure partnerships to realize future opportunities to expand our sales, products and footprint.

Canadian Cannabis Industry Overview

Legal History of Medical Cannabis in Canada

Prior to October 17, 2018, the production, distribution, and use of cannabis for medical use was and has been legal in Canada since 2001, first under the federal Medical Marihuana Access Regulations, which established a legal regime for the licensing of cannabis producers and the sale of dried cannabis to registered patients pursuant to a medical document provided by a health care practitioner. The Medical Marihuana Access Regulations were later replaced with the Marihuana for Medical Purposes Regulations (“MMPR”), and then the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) as a result of a decision by the Federal Court of Canada (the “Federal Court”) in Allard v. Canada. The Federal Court held that requiring individuals to obtain cannabis only from federally licensed cannabis producers (“License Holders”) violated liberty and security rights protected by section 7 of the Canadian Charter of Rights and Freedoms. The Federal Court found that individuals who require cannabis for medical purposes did not have “reasonable access” under the MMPR regime. Accordingly, the ACMPR contemplated both access to medical cannabis through a License Holder or through personal production exemptions, thereby giving patients reasonable access to, and choice of, cannabis product. The ACMPR provided three possible alternatives for individuals to access cannabis for medical purposes: (i) they can continue to access quality-controlled cannabis by registering with federal License Holders; (ii)they can register with Health Canada to produce a limited amount of cannabis for their own medical purposes (starting materials must be obtained from a License Holder); or (iii) they can designate someone else who is registered with Health Canada to produce cannabis on their behalf (starting materials must be obtained from a License Holder).

Current Applicable Regulatory Regime

On October 17, 2018, the federal Cannabis Act and accompanying Regulations, including the Cannabis Regulations, the new Industrial Hemp Regulations (“IHR”) (together with the Cannabis Regulations, collectively, the “Regulations”), came into force, legalizing the production, distribution, and sale of cannabis for adult non-medicinal (i.e. recreational) purposes, as well as incorporating the existing medical cannabis regulatory scheme under one complete framework.

On October 17, 2019, the Cannabis Regulations were amended to expand the legally permitted categories of cannabis products and support the production and sale of edible cannabis, cannabis extracts and cannabis topicals. The amendments, among other things, outline the rules relating to packaging, labelling, and advertising, shelf-stability, cannabinoid concentration levels, restrictions on ingredients, and production and sanitation standards for edible cannabis, cannabis extracts and cannabis topical products. December 16, 2019 was the earliest date that the new classes of cannabis products could be available for sale. Edible cannabis, as well as extracts and topicals, are all now available for sale in the legalized recreational market in Canada.

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

The Cannabis Act maintains separate access to cannabis for medical purposes, including providing that import and export licenses and permits will only be issued in respect of cannabis for medical or scientific purposes or in respect of industrial hemp. Part 14 of the Cannabis Regulations sets out the regime for medical cannabis following legalization, which is substantively the same as the ACMPR with adjustments to create consistency with rules for non-medical use, improve patient access, and reduce the risk of abuse within the medical access system. Patients who have the authorization of their healthcare provider continue to have access to cannabis, either purchased directly from a federal License Holder authorized to sell for medical purposes, or by registering to produce a limited amount of cannabis for their own medical purposes or designating someone to produce cannabis for them.

Adult Use Cannabis

The Company intends to participate in the Canadian adult use market for cannabis in compliance with all applicable federal and provincial laws and regulations concerning the Canadian adult use cannabis market. The Cannabis Act and the Cannabis Regulations provide a licensing scheme for the production, importation, exportation, testing, packaging, labelling, sending, delivery, transportation, sale, possession, and disposal of cannabis for non-medicinal use (i.e., adult recreational use). Transitional provisions of the Cannabis Act provide that every license issued under the ACMPR that is in force immediately before the day on which the Cannabis Act comes into force is deemed to be a license issued under the Cannabis Act, and that such license will continue in force until it is revoked or expires.

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

•	Permits the informational promotion of cannabis by entities licensed to produce, sell, or distribute cannabis in specified circumstances to individuals 18 years and older.
•	Introduces packaging and labelling requirements for cannabis and cannabis accessories and prohibits the sale of cannabis or cannabis accessories that could be appealing to young persons.
•	Provides the designated minister with the power to recall any cannabis or class of cannabis on reasonable grounds that such a recall is necessary to protect public health or public safety.
•	Establishes a national cannabis tracking system to monitor the movement of cannabis from where it is grown, to where it is processed, to where it is sold.
•	Provides powers to inspectors for the purpose of administering and enforcing the Cannabis Act and a system for administrative monetary penalties.

Licenses, Permits and Authorizations

The Cannabis Regulations establish the following classes of licenses:

•	license for cultivation;
•	license for processing;
•	license for analytical testing;
•	license for sale;
•	license for research; and
•	a cannabis drug license.

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

Security Clearances

Certain individuals associated with cannabis licensees, including individuals occupying “key positions”, directors, officers, individuals who exercise, or are in a position to exercise, direct control over the corporate licensee, and other individuals identified by the Minister of Health (the “Minister”), must hold a valid security clearance issued by the Minister. Under the Cannabis Regulations, the Minister may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption, or violent offences. This was largely the approach in place under the ACMPR and other related regulations governing the licensed production of cannabis for medical purposes. Individuals having a history of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not precluded from participating in the legal cannabis industry, however, grant of security clearance to such individuals is at the discretion of the Minister and such applications are reviewed on a case-by-case basis.

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

The Cannabis Regulations require all cannabis products to be packaged in a manner that is tamper-proof and child resistant. Strict limitations are also imposed on the use of colors, graphics, and other special characteristics of packaging. For example, all-over package coverings must be clear, and the interior surface and exterior surface of any container in which a cannabis product is packaged must be one uniform color. Cannabis package labels must include specific information, such as (i) product source information, including brand name, the class of cannabis and the name, phone number and email of the licensed processor or cultivator, (ii) mandatory warnings, including rotating health warning messages on Health Canada’s list of standard health warnings; (iii) the Health Canada standardized cannabis symbol; and (iv) information specifying THC and CBD content.

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

Health Products Containing Cannabis

Health Canada is taking a scientific, evidenced-based approach for the oversight of health products with cannabis that may be approved with health claims, including prescription and non-prescription drugs, veterinary drugs, and medical devices. Under the current regulatory framework, health products are subject to the Food and Drugs Act (Canada) and its regulations and may be additionally regulated by the Cannabis Act and the Cannabis Regulations. For many of these products, pre-market approval from Health Canada is required.

Possible Changes to the Federal Regulatory Framework

On December 12, 2020, Health Canada issued a notice of intent, consulting stakeholders on the expansion of non-medicinal cannabis research involving human participants. Health Canada proposed to amend the Cannabis Act, the Cannabis Regulations and the Food and Drug Regulations so that non-medicinal cannabis research involving human participants is regulated exclusively under the cannabis legislation. Further, Health Canada also sought feedback on a host of other regulatory issues, including public possession, product labeling, micro-class and nursery licensing, and COVID-19 measures.

The consultation closed on January 11, 2021. Pending results of the consultation, it is possible that Health Canada may introduce legislative updates in the future.

Provincial and Territorial Regulatory Framework for Recreational Cannabis

While the Cannabis Act provides for the regulation of the commercial production of cannabis and related matters by the federal government, the Cannabis Act provides the provinces and territories of Canada with authority to adopt their own laws governing the distribution, sale and consumption of cannabis and cannabis accessory products within the province or territory, permitting for example, provincial and territorial governments to set lower possession limits for individuals and higher age requirements. Currently, each of the Canadian provincial and territorial jurisdictions has established the minimum age for cannabis use to be 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively.

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

There is no assurance that the provincial, territorial, regional, and municipal regulatory frameworks and distribution models will remain unchanged, or that the Company will be able to navigate such changes in the regulatory frameworks and distribution models or conduct its intended business thereunder. See: “Risk Factors”.

Ontario: Pursuant to the Cannabis Control Act, 2017 (Ontario), the distribution and retail sale of recreational cannabis is currently conducted through the Ontario Cannabis Retail Corporation (“OCRC”), a subsidiary of the Liquor Control Board of Ontario. Recreational cannabis has been sold on-line through the OCRC-operated OCS platform, as of October 17, 2018.

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

The recreational cannabis retail regulatory regime in Ontario has the following requirements and features:

•

Private retailers are required to obtain both a retail operator license and a retail store authorization. Retail store authorizations are only to be issued to persons holding a retail operator license. Separate retail store authorizations are to be required for each cannabis retail store, but a licensed retail operator may hold more than one retail store authorization and operate multiple stores. Private retailers are not permitted to sell cannabis online but may only sell cannabis in person at an authorized retail store.

•

The AGCO is the government entity responsible for issuing retail store authorizations for privately run recreational cannabis stores. Until December 13, 2019, a temporary cap of 25 retail store authorizations was imposed while cannabis supply stabilizes. On July 3, 2019, the Government of Ontario announced its plans for a second allocation of 50 additional cannabis retail store authorizations. The AGCO held a lottery draw for the allocation of 42 retail store authorizations. A separate process governed the allocation of eight retail store authorizations for those who wish to operate a store on a First Nations reserve. On March 2, 2020, the restrictions on the total number of store authorizations permitted in Ontario, and their regional distribution, was revoked. The AGCO now accepts applications for retail store authorizations from all interested applicants.

•	Retail store operators are only permitted to purchase cannabis from the OCRC, which may set a minimum price for cannabis or classes of cannabis.

•

Every authorized cannabis retail store in Ontario must have a licensed retail manager. An individual who supervises employees, oversees cannabis sales, manages compliance or has signing authority to purchase cannabis, enters into contracts or hires employees is required to have a cannabis retail manager license.

•

Federal License Holders (and their affiliates) are limited to operating one retail cannabis store in the province, which must be located at the site listed on such producer’s federal license. A broad definition of affiliate is included in the regulations. An affiliate relationship exists if a corporation beneficially owns or controls voting shares, or securities that may be converted to voting shares, constituting more than 25% of voting rights. If a person, or group acting together, holds 50% voting control for the election of directors or market share of the corporation, they are considered affiliates. Additionally, an affiliate relationship may be established through involvement in a trust, partnership, or joint venture, among others. The definition of affiliate may have the effect of restricting the ability of federal License Holders from effectively entering into the consumer retail market in Ontario.

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

Alberta: The Government of Alberta has implemented a cannabis framework providing for the purchase of cannabis products from private retailers that receive their products from a government-regulated distributor, the Alberta Gaming and Liquor Commission, similar to the distribution system currently in place for alcohol in the province. Only licensed retail outlets are permitted to sell cannabis with online sales run by the AGLC.

New Brunswick: All recreational cannabis is managed and sold through a network of tightly controlled, stand-alone “Cannabis NB” stores managed by the Cannabis Management Corporation, a subsidiary of New Brunswick Liquor Corporation and is available for sale online through the Cannabis NB platform.

Quebec: All recreational cannabis is managed and sold by Société québécoise du cannabis (the “SQDC”) outlets and is available for sale online, the entire process controlled by the SQDC.

Newfoundland and Labrador: Recreational cannabis is sold through private stores, with the crown-owned liquor corporation, the Newfoundland and Labrador Liquor Corp. (the “NLC”), issuing private retailer licenses and overseeing the distribution to private sellers who may sell to consumers. The NLC also controls the possession, sale, and delivery of cannabis, and sets prices. The NLC is also the online retailer, although licenses may later be issued to private interests.

Yukon: Yukon had initially limited the distribution and sale of recreational cannabis to government outlets and government-run online stores but has since opened up its retail market to permit licensed private retailers in the territory. Cannabis retail licenses are issued by the Cannabis Licensing Board. Authorized retailers must purchase cannabis from the Yukon Liquor Corporation, acting as the wholesaler and distributor in the territory.

Northwest Territories: The Northwest Territories Liquor and Cannabis Commission (the “NTLCC”) controls the importation and distribution of cannabis, whether through NTLCC-approved retail outlets or online retail run by the NTLCC. Communities in the Northwest Territories are able to hold a plebiscite to prohibit cannabis, similar to the options currently available to restrict alcohol.

British Columbia: Recreational cannabis is sold through both public and licensed privately operated stores, with the provincial Liquor and Cannabis Regulation Branch handling licensing of private stores and the BCLDB handling wholesale distribution.

Saskatchewan: The Government of Saskatchewan implemented a framework in which both wholesale and retail recreational cannabis are conducted by the private sector and regulated by the Saskatchewan Liquor and Gaming Authority. A number of retail permits have been issued to private stores. Beginning in April 2020, SLGA began accepting applications for cannabis retail permits in Saskatchewan communities with populations less than 2,500. In September 2020, SLGA began accepting permit applications for stores in all communities in the province. SLGA is currently accepting applications for wholesale cannabis permits as well as federally licensed producer registrations. Permitted wholesalers can sell to permitted retailers and other permitted wholesalers but not to the general public. Wholesale operations must be physically located within Saskatchewan and product can only be sold and distributed within Saskatchewan. Further, only federally licensed producers registered with SLGA will be allowed to sell into the Saskatchewan market.

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

Several of the provinces and territories have been actively working to secure supply agreements from existing federal License Holders. Pure Sunfarms has entered into supply agreements with the OCS, BCLDB, AGLC, MLLC and is in discussions with several other provinces with respect to entering supply agreements.

Industrial Hemp

The new Industrial Hemp Regulations under the Cannabis Act replaced the previous IHR under the Controlled Drugs and Substances Act (“CDSA”) as of October 17, 2018. The regulatory scheme for industrial hemp production largely remains the same, however the IHR permits the sale of hemp plants to licensed cannabis producers, and licensing requirements under the new IHR are softened in accordance with the lower risk posed by industrial hemp. The IHR defines industrial hemp as a cannabis plant, or any part of that plant, in which the concentration of tetrahydrocannabinol (“THC”) is 0.3 % or less in the flowering heads and leaves.

United States Cannabis Industry and Regulatory Overview

Village Farms does not maintain any direct or indirect investment in cannabis or cannabis-related products in its U.S. operations, excluding its joint venture Village Fields Hemp USA, LLC, which focuses only on hemp cultivation. The Company targets its efforts on participating in federal and state permissible activities in the U.S. Village Farms does not engage nor intend to engage in direct or indirect business with any business that derives revenue, directly or indirectly, from the sale of cannabis or cannabis-related products in any jurisdiction where the production and sale of cannabis is unlawful under current applicable laws.

The Company owns and operates four greenhouse facilities in west Texas consisting of nearly six million square feet of production area, where we produce and distribute tomatoes and cucumbers. The Company has proven experience converting its produce greenhouses to cannabis greenhouses, as evidenced by its Pure Sunfarms’ Delta 3 and Delta 2 greenhouses located in British Columbia, Canada. Village Farms is strategically positioned, utilizing decades of agricultural experience coupled with its Pure Sunfarms’ operational and product expertise, to convert its existing greenhouses when legally permitted to do so.

As of January 2021, thirty-eight states plus Washington, D.C. passed medical marijuana laws and 15 states plus Washington, D.C. passed recreational laws. Public support for the adult-use legalization of cannabis has increased significantly across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at the both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act ("CSA"), making it illegal under federal law in the United States to cultivate. distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law. As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation.

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a compliance standard for marijuana related businesses. The Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Until the United States Congress amends the CSA with respect to marijuana, there is a risk that federal authorities may enforce current U.S. federal law.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and CBD derived from industrial hemp, from the CSA and allows for industrial hemp production and sale in the United States. The U.S. Food and Drug Administration (“FDA”) has retained authority over the addition of CBD to products that fall within the Food, Drug and Cosmetic Act (the ''FDCA"). To date, the FDA deems that it is currently illegal to add CBD to a food or beverage, and the FDA does not deem CBD a dietary supplement as the agency cannot conclude that CBD is "generally recognized as safe" among qualified experts for its use in human or animal food. There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA.

Currently, there are three major pieces of cannabis legislation in process, the Marijuana Opportunity Reinvestment and Expungement (“MORE”) Act, the Strengthening the Tenth Amendment Through Entrusting States (“STATES”) Act and the Secure and Fair Enforcement (“SAFE”) Banking Act.

The MORE Act passed the House of Representatives in December 2020. This vote marked the first time in over fifty years that a chamber of Congress addressed ending the federal criminalization of marijuana. The next step for the MORE Act is introduction to the Senate. The MORE Act would deschedule and decrimanlize cannabis at the federal level. The MORE Act would remove marijuana from the list of federally controlled substances, allow states to set their own marijuana policy and establishes a process to expunge convictions and conduct hearings related to prior federal cannabis offenses. The MORE Act also institutes a five percent federal sales tax on all cannabis products and creates a trust that utilizes the tax revenue to support various programs and services in communities impacted by the war on drugs.

In addition, the MORE Act would impact Section 280E of the Internal Revenue Code, which forbids businesses engaged in the trafficking of a Schedule I or II controlled substance from deducting ordinary business expenses to reduce their taxable income. Currently, a cannabis-related business can only deduct cost of goods before taxation, resulting in significantly higher effective tax rates than a non-cannabis business. If cannabis were removed from the Schedule I designation, cannabis-related businesses would be able to deduct employee salaries, rent, marketing, advertising and other selling, general and administrative costs from their operating income.

The STATES Act was originally introduced to Congress in 2017 and was re-introduced in 2019. The STATES Act eliminates regulatory controls and administrative, civil, and criminal penalties under the CSA for certain marijuana-related activities that comply with state or tribal law. The STATES Act creates an exemption in the CSA to allow states to determine their own cannabis policies without fear of federal reprisal. The STATES Act does not legalize cannabis on a federal level but aims to protect individuals and companies acting in compliance with state and tribal law.

The SAFE Banking Act passed the House of Representatives in September 2019 but has not passed the Senate. The SAFE Banking Act is designed to prohibit federal banking regulators from punishing financial institutions from providing services to legitimate cannabis companies, their owners, and employees. In particular, a federal banking regulator cannot terminate or limit deposit insurance, prohibit or penalize a financial institution from providing services to legitimate cannabis-related business or take any adverse or corrective action on a loan made to a legitimate cannabis-related business.

Under current federal law, it may be a violation of federal anti-money laundering statutes to take any proceeds from the sale of any Schedule I controlled substance. Financial institutions could potentially be prosecuted and convicted of money laundering under the Bank Secrecy Act for providing services to cannabis businesses. In 2014, the Financial Crimes Enforcement Network issued guidance not to focus enforcement on financial institutions that serve cannabis-related business, as long as the business activities are legal in their state. Thus, most legitimate cannabis-related companies have established relationships with state banks and financial institutions. Also, since these legitimate cannabis firms do not have access to traditional bank financing, they primarily rely on private capital to address their financing needs.

Since we do not conduct any cannabis-related business in the United States, the SAFE Banking Act would not alter the current financial services for the Company. However, the ability to access public capital for all legitimate cannabis-related companies could provide the industry with additional financing avenues not available today as well as reducing the overall cost of capital.

Texas Cannabis Industry and Regulatory Overview

The Texas Legislature meets every two years beginning on the second Tuesday in January and commencing for 140 calendar days. The current session began on January 12, 2021 and will end on May 31, 2021. Texas advocates, lobbyists and some legislators plan to take advantage of the current momentum behind marijuana policy reform in the U.S. and have filed nearly three dozen bills for the current session. The bills reflect similar policy reform presented at the national level, including criminal justice reform and decriminalization of marijuana possession, expanding compassionate use programs and repealing marijuana prohibition entirely by legalizing responsible adult use.

While advocates, lobbyists and policy makers anticipate some form of cannabis reform in the 2021 session, due to the catastrophic freeze and failures of the Texas energy supply, much of the legislative agenda and attention will now be spent on addressing those issues, narrowing the legislative bandwidth to address cannabis reform.  Because of the fast-paced nature of the Texas legislative process, the outcome for cannabis reform during this regular session will be unpredictable and unknowable until late May 2021.

The legislature only meets every two years, but the governor is likely to call a special session in late 2021 to address redistricting, as the US census information will not be available until fall 2021.  If no meaningful cannabis policy changes occur in the regular session, and especially if reform occurs at the federal level, there is some possibility that the Texas Legislature could be asked to address cannabis reform in this likely special session.

Our Greenhouse Produce Business

The Company commenced its produce operations in 1989 and maintains produce operations under both its U.S. subsidiary, Village Farms L.P., and its Canadian subsidiary, Village Farms Canada Limited Partnership. The Company owns and operates four greenhouse facilities in west Texas totaling 130 acres and one produce greenhouse in Delta, British Columbia totaling 60 acres. The Company also represents third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 49% of the Company’s 2020 gross produce revenues.

The Company primarily grows tomatoes at its own facilities and approximately 85% of its 2020 produce sales were tomatoes, 10% peppers, 4% cucumbers and 1% mini-cukes, as compared to 2019 produce sales comprised of 88% tomatoes, 6% peppers, 5% cucumbers and 1% mini-cukes. The Company sells produce predominantly to retailers in the United States and Canada. For 2020 and 2019, roughly 86% and 84% of the Company’s sales were in the United States, respectively, with the top two customers comprising of 27% of produce sales in 2020 and 22% in 2019. Retail direct sales were approximately 76% and 70% of total produce sales for 2020 and 2019, respectively, with the balance to wholesale customers who service small retailers or other markets such as food service.

While the Company grows in greenhouses as does its supply partners, the production of produce is always lower in the winter months as compared to the summer months. As such, the produce business has seasonality to its produce sales. Historically, the Company has had higher sales in its second and third quarters and lower sales, due to lower volumes, in the first and fourth quarters.

The produce business is very competitive and while the Company has some primary large commercial competitors, there is an abundance of growers as discussed in the Greenhouse Vegetable Industry Overview, which has resulted in an oversupplied market resulting in our retail customers continually pressing for price reductions. Due to the perishable nature of the produce business, pricing is very sensitive to the daily demand versus supply in each produce category, with the Company’s primary category being tomatoes. We try to combat the commoditization of the tomato category by offering unique tomatoes such as the Heavenly Villagio Marzano® and Sinfully Sweet Campari® as a means of distinguishing Village Farms to our retail customers but the large tomato varieties such as tomatoes on the vine (“TOVs”) and beefsteak are still a predominant part of the Company’s produce business and industry sales. Our produce business has limited trademark or brand loyalty.

Greenhouse Vegetable Industry Overview

(A) The North American Industry

The greenhouse vegetable industry in North America has experienced rapid growth over the past 20 years, particularly in the western regions of the United States, southwest British Columbia and southern Ontario in Canada, and concentrated areas in Mexico.

Mexico is the largest producer of greenhouse tomatoes, accounting for 57% of North American greenhouse vegetable sales, followed by Canada and the United States. Based on figures from 2016, greenhouse tomatoes accounted for over 45% tomato volume sold at retail stores in the United States. It is estimated that retail sales represent over 50% of the total fresh tomato market, including both field and hothouse grown. The balance of fresh tomato sales is to the food service industry, which is primarily serviced by field tomato producers.

The following table illustrates estimated greenhouse tomato area and production for the U.S., Mexico, and Canada in 2016 (the most recent date for which this information is available):

Item	United States	Canada	Mexico1	Total North America
Greenhouse tomato production (millions of pounds)	645	609	2,400	3,654
Greenhouse tomato area (hectares)	680	591	14,000	15,271
Conversion: 1 hectare = 2.471 acres

1 The figures for Mexico include all protected crop most of which is grown in a shade field structure rather than a greenhouse.

Sources: The State of the N. American Hothouse Vegetable Industry, by Dr. Roberta Cook, March 2018; Greenhouse Consultants; and Perishables Group Freshfact, Nielsen Business Media, Inc.

(B) Greenhouse Industry — United States

The majority of greenhouse vegetable producers in the United States are located in the southwestern and western states, where the growing conditions are more ideal for winter growing operations and the possibility of year-round production. New greenhouse facilities have recently been completed and more are planned. These facilities have lights to allow for production in the winter months. Producing in the winter months is advantageous as produce prices are generally higher, although with increasing Mexican production, seasonal fluctuations are gradually decreasing over time. The majority of greenhouse tomatoes produced in the United States are used for domestic consumption, and producers in the United States benefit from high yields, consistent product quality, year-round supply, and closer proximity to its customers. In order to meet domestic demand, the United States imports a significant portion of its supply of greenhouse tomatoes from Canada and Mexico. It is estimated that Mexican greenhouse vegetables comprise between 50% to 60% of consumption in the United States.

In addition, many U.S. growers of labor-intensive crops rely on immigrant workers from countries such as Mexico. The demand for farm labor in the U.S. continues to grow while the labor supply remains constant or slightly decreasing, leading to rising wages and benefits. U.S. employers may utilize H-2A workers to assist in fulfilling their labor needs. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. The H-2A has additional costs to the greenhouse grower as the H-2A program has set state-level minimum wages and growers must pay for some worker expenses, such as transportation costs and housing.

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

(D) Greenhouse Industry — Mexico

Although Mexico was the last country to enter the greenhouse tomato industry in North America, it has more greenhouse tomato acreage than the United States and Canada combined. It should be noted there is no formal definition of a “greenhouse” and a significant portion of the greenhouse acreage in Mexico is very low-tech, shade field structures. The product from the shade facilities is in some instances marketed as greenhouse-grown, which until the recent update on the Suspension Agreement between the United States and Mexico, was not in violation of any regulations, but for the State of California, which has a strict definition of greenhouse-grown for produce sold within the state. Average yields and product quality in Mexico are comparatively low, as compared to U.S. and Canadian greenhouse operations. Currently, Mexican producers tend to grow a majority of their production during the fall, winter, and spring seasons as they have sufficient light levels to grow and cooler temperatures during these months, although the trend towards more sophisticated greenhouses is permitting a longer growing season as well as increased yields.

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing. Mexican growers are continuing to invest in greenhouses and other technology to improve production and yields. As the greenhouse industry is a labor-

intensive business, the labor costs are a significant portion of overhead. Mexico has a considerable wage advantage versus the U.S. due primarily to the lower cost of living in Mexico. Mexico’s minimum wage is 141.70 Mexican pesos a day or approximately US$7.10 per day as compared to the U.S. Federal minimum wage of US$7.25 per hour.

Pricing

Prices for vegetables fluctuate depending upon availability of supply and consumer demand. Greenhouse vegetable producers typically command a higher price for their products compared to field producers, as a result of the vegetables’ consistent quality, taste, appearance, and year-round availability. This higher price, combined with higher production yields for greenhouse produce, typically offset the higher costs associated with greenhouse production relative to field production. Production costs for greenhouse-grown produce are generally higher due to greater energy, labor, infrastructure, technological requirements, and more intense crop yields per acre. As the fresh produce market share of big box retailers increases, pricing is moving towards more contract pricing for six, nine or even twelve-month periods reducing some of the fluctuations with traditional seasonal pricing. However, contract pricing does not provide volume guarantees.

Pricing in 2020 increased for the period from April through October as compared to previous years, most likely due to a shortfall in supply due to customer buying habits related to COVID-19. However, starting in November 2020, the supply of greenhouse vegetables met customer demand causing prices to decrease towards a more normalized range. In general, the average pricing in the last five years has continued to decline due to the increasing supply of greenhouse tomatoes. This price decrease is expected to continue, as new greenhouse acreage for commodity items continues to expand, enabling greenhouse growers to provide additional capacity of high-quality vegetables.

Our U.S. Hemp Business

The Company entered the U.S. Hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. As Village Farms was not experienced in outdoor field growing, the Company created two U.S. based joint ventures – Village Fields Hemp, Inc. (“VFH” or “VF Hemp”), in which it owns 65% and Arkansas Valley Green and Gold Hemp (“AVGGH”), in which it owns 60%, with 5% owned by VFH. The remaining interests in both U.S. hemp joint ventures were partners who had experience in outdoor growing of hemp (VFH) and cannabis (AVGGH). Additionally, the Company commenced conversion of a portion of one of its Texas greenhouse facilities in anticipation of the State of Texas approving hemp cultivation within the state of Texas. The State of Texas approved the production, manufacture and retail sale of hemp crops and products in June 2019.

The initial crop results from VFH were encouraging. VFH contracted with over 50 independent farmers to grow hemp on a results basis producing over 800,000 pounds of hemp biomass. AVGGH lost its initial crop after harvesting in October 2019 due to a windstorm, as hemp grown in Colorado is dried in the field. Subsequently, we wrote off the balance of our investment in AVGGH.

During the Company’s hemp joint venture’s cultivation activities, the FDA announced that CBD, the primary by-product from hemp, was deemed to be a prescription drug and would require further science-based studies on its safety. As such, the FDA has concluded that for the time being, CBD cannot be added to foods, drugs, cosmetics, or dietary supplements unless the product is specifically approved by the FDA, which is an expensive and time-consuming process. Primarily due to the FDA’s position on the safe consumption of CBD, sales of hemp biomass have been very slow. Due to the current market environment, our U.S. Hemp business is in a holding pattern at this time and is limiting its activities to selling the harvested 2019 VFH biomass. In the instance the FDA adjusts its position on CBD, the Company may commence hemp operations if the Company deems there is a sufficient market demand for CBD products.

Intellectual Property

We have registered many trademarks and service marks in the United States, Canada and Mexico. The following is a list of the key trademarks and service marks the Company has registered for our produce: Village Farms Logo®, BC Grown Logo®, Texas Grown Logo®, A Revolution in Flavor®, Baby Beefs®, Blissfully Bright®, Cabernet Estate Reserve®, Cherry No.9®, Cherry No.9 Fall in Love Again®, Delectable TOV®, Exquisite Heirloom®, Fall in Love Again®, From Our House To Your Home®, Garden Fresh Flavor®, Good for the Earth®, Heavenly Villagio Marzano®, Home Choice®, Hydroperfect®, Hydroperfect Campari®, It Takes a Village®, Juicy Beefsteak®, Lip Smackin’ Grapes®, Lorabella Blossom®, Maverick Mix®, Mini Sensations®, No.9®, Savory Roma®, Scrumptious Mini®, Sensational Sara®, Sinfully Sweet®, Sinfully Sweet Campari®, Sweet Bells®, Village Farms® , Village Fields®, Villagio Marzano® and Where Freshness is Always in Season®.

We also have the following trademarks and service marks registered for Pure Sunfarms in Canada: Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Farm to FlowerTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, The BakeryTM, Purple Sun GodTM, and Pure Sun CBDTM.

Employees

We have approximately 900 employees and contract workers, the majority of whom are employed in our greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe we enjoy a good working relationship with our employees.

Human Capital

Our mission is to lead the industry as the premier grower and marketer of branded, premium quality, greenhouse-grown fresh produce in North America as well as the low-cost, high-quality producer and supplier of cannabis in Canada. We constantly strive to exceed our customers’ expectation through unparalleled commitment to quality and sustainable growing practices.

Our vision is steadfast in sustainability and quality, we strive to combine nature’s best with advanced technical proficiency to grow, produce and respect 21st century environmental principles.

We respect diversity and accordingly are an equal opportunity employer that does not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex or gender (including pregnancy, childbirth and related medical conditions), gender identity or gender expression (including transgender status), sexual orientation, marital status, military service and veteran status, physical or mental disability, protected medical condition as defined by applicable state or local law, genetic information, or any other characteristic protected by applicable federal, state, or local laws and ordinances.  Our management team is dedicated to ensuring the fulfillment of this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities, access to facilities and programs, and general treatment during employment. Additionally, we respect the religious beliefs and practices of all employees and will endeavor to make a reasonable accommodation if those religious beliefs or practices conflict with an employee’s job unless the accommodation would impose an undue hardship on the operation of our business.

Paid vacation time is available in accordance with the Company’s Paid Time Off (“PTO”) Policy. In addition to good working conditions and competitive pay, it is the Company’s policy to provide a combination of supplemental benefits to all eligible employees.  In keeping with this goal, each benefit program has been carefully devised.  The Company provides full-time employees with life insurance and accidental death & dismemberment (“AD&D”) insurance beginning on their date of hire.  Currently, the Company pays the full premium for such coverage.  Eligible full-time employees may participate in the Company’s 401(k) savings plan beginning ninety days after the date of hire.  Currently, the Company matches a portion of eligible employee contributions.

In Texas, Village Farms utilizes private insurance to provide benefits to employees in the event of a work-related injury or occupational disease in lieu of workers’ compensation insurance. All employees outside of Texas are covered under our Workers’ Compensation policy, which also covers accidental injuries or illness which occur during working hours or conditions caused by work activities. Both our private insurance and Workers’ Compensation are paid by the Company.  This insurance provides for the payment of medical expenses and weekly compensation payments during the period of an employee's work-related injury or illness. The Company has a long-standing philosophy of taking pride in its practices to ensure the safety, health, and well-being of our employees. To ensure a safe and healthful workplace environment, the Company has established a program that serves to outline our commitment to this philosophy and the Company provides guidance to all employees on the standards for compliance.

In response to COVID-19, we implemented, and continue to improve, appropriate safety programs and protocols to help ensure the safety and well-being of our employees. We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging video conferencing whenever possible. We initiated protocols including the option to work from home when feasible, proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state and local government agencies. While we believe we have responded appropriately to mitigate the impacts of the COVID-19 pandemic, as the situation evolves, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce, our customers and the ongoing continuity of our business operations. Those measures might include modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic.

Social Responsibility

Village Farms has stood by its core Good for the Earth principles since the Company’s inception over 30 years ago. Since its inception, Village Farms is guided by a Sustainable Agriculture Policy, which integrates three main goals, environmental health, economic profitability, and social and economic equality. The Company’s greenhouse growing is the environmentally sustainable future of farming in its ability to preserve natural resources, such as reduced water usage while growing more on less land.  In controlled environment agriculture, soil erosion, air pollution, and greenhouse gas emissions are largely neutralized.  In addition, Village Farms’ investments in the latest technological advancements, and its ability to produce higher yields per square meter, mean there is more health and wellness products grown with little impact to the environment. The Company’s clean energy facility converts methane gas from a nearby landfill to energy sources that are utilized in its greenhouses in Canada. The Company’s greenhouses rely on, and have successfully employed, non-chemical methods for pest control known as Integrated Pest Management, whereas beneficial insects largely alleviate the need for pesticides.

Pure Sunfarms’ greenhouses also installed blackout curtains to reduce energy consumption and mitigate light pollution for the greater Vancouver area. At all greenhouse facilities, Village Farms sterilizes and recirculates water numerous times with no waste, and in Texas, discharged water is used to irrigate an adjacent track of land where a local farmer is then able to graze his cattle year-round. Our greenhouses utilize reusable coconut fiber, not soil, to support the plants in a hydroponic solution, so there is no soil erosion or loss of precious nutrients.

The Company has memberships in core industry associations such as the United Fresh Produce Association and the Produce Marketing Association, where leaders explore strategies and provide solutions to expand fresh produce consumption and strive to feed a growing world population. Village Farms continues to contribute and distribute fresh produce to help feed those in need, as well as champion volunteer efforts in national food banks, such as Feeding America. Donation efforts to food banks and food pantries are also localized in all the regions where company offices and facilities are located. On a community level, local involvement in organizations such as the Canadian Cancer Society, American Lung Association, Rotary clubs, hospitals, and community art outreach activities, are just some of the diverse charitable contributions the company supports.

Corporate Information

Village Farms is a publicly traded company in the United States on The Nasdaq Stock Market LLC (“Nasdaq”) and in Canada on the Toronto Stock Exchange (“TSX”), in each case, under the symbol “VFF”. VFF was incorporated pursuant to the Canada Business Corporations Act (“CBCA”) in 2003. Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3 (telephone: 604-940-6012).

VFF’s principal operating subsidiaries as of December 31, 2020 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc., and Pure Sunfarms. VFF also owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”).

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. We make available free of charge at our website, www.villagefarms.com, all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K, and the reference to our website in this Annual Report on Form 10-K is an inactive textual reference only.

We are also a reporting issuer under the securities laws of the Province of British Columbia in Canada.

ITEM 1A.	RISK FACTORS

Any of the risks and uncertainties described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our Common Shares to decline. In particular, we caution you that we may face substantial risks and uncertainties due to the ongoing and developing circumstances related to the COVID-19, which may have a material adverse effect on our business, operations, and future financial results. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also impair our business operations or financial condition.

We are providing the following summary of risk factors contained in the Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to review the full risk factors in their entirety for additional information regarding the material risks that could adversely affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our Common Shares to decline. These risks and uncertainties include, but are not limited to, the following:

Business and Operational Risk Factors

•	Our business may be subject to disruptions as a result of the COVID-19 pandemic;
•	We may be unable to remain profitable;
•	We may need additional financing to further develop our business;
•	We are dependent on the success of Pure Sunfarms, which has a limited operating history in the cannabis industry;
•	We are subject to restrictive covenants under our Credit Facilities;
•	We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance, and operations for Pure Sunfarms;

•	Pure Sunfarms’ operations currently rely on a single facility;
•	Our operations are subject to natural catastrophes;
•	Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs and potential supply disruptions;
•	Our competitive position may be affected by technological advances;
•	Our business and operating results rely on effective quality control;
•	We face risks related to cyber security attacks and other incidents;
•	We may be unable to manage our growth successfully;
•	Our potential international expansion may heighten our operational risks;
•	We face risks related to intellectual property;
•

There can be no assurance that current and future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations;

Industry Risk Factors

•	The cannabis industry is relatively new, and we cannot predict whether it will continue to grow as anticipated;
•	Our success depends on our ability to attract and retain customers;
•	Pure Sunfarms may be affected by cannabis supply and demand fluctuations;
•	Customer Credit Risk of Pure Sunfarms’ customers;
•	We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis;
•	Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis;
•	We face significant competition in the cannabis industry;
•	Increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition;
•	Pure Sunfarms is subject to cannabis-related security breaches, which could result in significant losses;
•	Our revenues may be impacted by fluctuating market prices for our products;
•	We face risks inherent in an agricultural business;
•	We face risks associated with cross-border trade;
•	Retail consolidation in the markets in which we participate may negatively affect our operations and profitability;
•	We may suffer from uninsured and underinsured losses;
•	Our products may be subject to recalls;

Legal and Regulatory Risks Factors

•	Our greenhouse produce business is subject to certain regulations;
•	Pure Sunfarms’ operations in Canada require licenses to grow, store and sell cannabis;
•	Pure Sunfarms is subject to laws, regulations and guidelines related to the cannabis industry;
•	Pure Sunfarms is subject to marketing restrictions under the Cannabis Act;
•	Pure Sunfarms is subject to Canadian supplier standards;
•	The ability of Pure Sunfarms to sell cannabis may be restricted by the Canadian Free Trade Agreement;
•	We may be subject to product liability claims;
•	Our marketing programs use customer information and other personal and confidential information as well as digital communications, which may subject us to liability if we misuse this information;
•	We are subject to environmental, health and safety, and other governmental regulations and we may incur material expenses in order to comply with these regulations;
•	We may experience environmental, health and safety incidents;
•	Our VF Hemp operations are dependent on U.S. state legalization;
•	Our VF Hemp business is subject to FDA and USDA regulation;

Labor and Employment Risks Factors

•	Our operations are dependent on labor availability;
•	We may be negatively affected by the use of third-party transportation services for our products;
•	We rely on third-party distributors;
•	Our operations depend on our key executives;

Tax Risk Factors

•

If we are classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors;

•	VF Canada GP and VF Canada LP may be deemed to maintain a U.S. permanent establishment for tax purposes;
•	The IRS may assert that the Advances by VF Opco to U.S. Holdings was equity in the U.S. borrower for income tax purposes;
•	The IRS and Canada Revenue Agency may challenge our transfer pricing;
•	U.S. Holdings may be considered a U.S. real property holding corporation, which may result in income and withholding taxes with respect to a distribution by U.S. Holdings to VF Opco;

Common Shares Risk Factors

•	Our market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value;
•	Future sales of our Common Shares by us or by our existing shareholders could cause our share price to fall;
•	Certain Canadian laws could delay or deter a change of control;
•

The exercise of all or any number of outstanding stock options, the award of any additional options, restricted stock units or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your Common Shares; and

•	We do not expect to pay dividends for the foreseeable future;

BUSINESS AND OPERATIONAL RISK FACTORS

Our business may be subject to disruptions as a result of COVID-19 pandemic.

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic.  We are closely monitoring the rapid evolution of COVID‐19 with a focus on the jurisdictions in which the Company and its subsidiaries operate. During this period of uncertainty, it is our priority to safeguard the health and safety of our personnel, support and enforce government actions to slow the spread of COVID‐19, and continually assess and mitigate the risks to our business operations. We have taken responsible measures to maximize the safety of staff working at all of its facilities. This includes reorganizing physical layouts, adjusting schedules to improve physical distancing, implementing extra health screening measures for employees, and applying rigorous standards for personal protective equipment. The Company continues to maintain regular communications with legal and government representatives, suppliers, customers, and business partners to identify and monitor any potential risks to our ongoing operations. The production and sale of produce and cannabis has been recognized as an essential service throughout the U.S. and Canada. Cannabis sales in Canada are primarily with government bodies, which continue to offer end customers online ordering and home delivery options. Consumer market retail stores are generally permitted to remain open in the U.S. and Canada subject to adhering to the required social distancing measures. All of our facilities in the U.S. and Canada continue to be operational and we continue to work closely with local, national, and international governmental authorities to ensure that we are following the required protocols and guidelines related to COVID‐19 within each region. However, our cannabis operations and financial performance (including with respect to Pure Sunfarms) were negatively impacted by COVID-19 in 2020.  Given the ongoing and dynamic nature of the COVID-19 pandemic, we cannot predict the extent to which COVID-19 will impact our financial results and operations in the future. and our results may be materially adversely affected by COVID-19 in 2021.

We may be unable to remain profitable.

Our ability to generate net earnings and remain profitable is based, in part, on our ability to manage our cannabis profit margins and EBITDA as well as maintaining tomato production at a low-cost structure to support our produce margins. These margins are dependent upon our ability to continue to profitably sell our products and to be the supplier of choice to our customers. The failure to execute on our low-cost produce structure at favorable margins or an increase in cost of goods or operating costs could have a material adverse effect on the financial condition, results of operations, and cash available.

A principal objective of ours is to pursue operational efficiencies. Profitability depends in significant measure on our ability to, among other things, successfully manage, identify, and implement operational efficiencies. There can be no assurance that we will be successful in managing our cost control and productivity improvement measures. In addition, a failure to achieve a low-cost structure through economies of scale or continue to improve our cultivation and manufacturing processes could have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic and any resulting recession or economic slowdown (particularly in Canada and/or in the United States) could reduce our productive capacity, labor availability (see “Our operations are dependent on labor availability” below) and operations generally, may reduce demand for our products (see “Pure Sunfarms may be affected by cannabis supply and demand fluctuations” below) and could overall affect our ability to achieve profitability. In addition, any significant disruption of global financial markets, reducing our ability to access capital or our credit facilities, could negatively affect our liquidity. Any of the foregoing effects from the COVID-19 pandemic could materially adversely affect our business, prospects and future results of operations, and the value of our Common Shares.

We may need additional financing to further develop our business.

The continued operations and development of our business will likely require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. For example, on January 20, 2021, we completed a registered direct offering for the purchase and sale of an aggregate 10,887,097 Common Shares at a public offering price of US$12.40 per Common Share for gross proceeds of approximately US$135 million. Although we believe we have sufficient liquidity to meet our cash requirements for the foreseeable future, we may require additional equity financing which may have a dilutive effect and may not be achievable due to market conditions (including as a result of the COVID-19 pandemic) or other reasons. The failure to raise such capital could result in the delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

In addition, we are dependent on access to financing under our term loan (“Term Loan”) with Farm Credit Canada (“FCC”). We were not in compliance with some of the financial covenants of our Term Loan on December 31, 2020 (the annual testing date) but obtained a waiver from FCC for our annual 2020 financial covenants. There can be no assurance that we will be in compliance with the future financial covenants and that we would be able to obtain a future waiver from FCC for any non-compliance in connection with the next testing date. If we are in default and such default is not waived, FCC could accelerate the Term Loan to be immediately due and payable. In addition, a default in the FCC loan may result in foreclosure on our collateral under the FCC loan, which includes promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding Delta 3 and Delta 2 greenhouse facilities), and general security agreements over our assets. The Company has also provided full recourse guarantees and has granted security interests in respect of the Term Loan.

We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our operating loan (“Operating Loan”), which matures in May 2021. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. We are currently in discussions to amend our Operating Loan and we can give no assurance that we will be successful in our negotiations, or that the amended operating facility (if any) will be on terms that are favorable to us. Accordingly, there can be no assurance that we will continue to have access to appropriate credit facilities on reasonable terms and conditions, if at all. An inability to draw down upon our Operating Loan, or to amend or replace the Operating Loan on favorable terms (or at all), could have an adverse effect on our produce business and our financial condition.

Pure Sunfarms also has term loans and a revolver loan with a bank syndicate that mature in February 2024 (the “Pure Sunfarms Term Loan”). The bank syndicate loans have quarterly financial covenants; an inability to adhere to these financial covenants could accelerate one or more of the bank syndicate loans which could have a material adverse effect on our cannabis business and our financial condition. For more information, see Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Conditions—Liquidity and Capital Resources”.

There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. Our ability to continue as a going concern is contingent upon, among other factors, obtaining additional financing. We cannot provide any assurance that we will be able to raise additional capital on favorable terms, or at all.

We are dependent on the success of Pure Sunfarms, which has a limited operating history in the cannabis industry.

Pure Sunfarms, which represented a significant portion of our net income for the year ended December 31, 2020, has a limited operating history. Pure Sunfarms is therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources. In addition, we have incurred and anticipate that we will continue to incur substantial expenses relating to the development and initial operations of Pure Sunfarms. The payment and amount of any future dividend and shareholder loan repayments to the Company from Pure Sunfarms will depend upon, among other things, its available cash flows, after taking into account its operating and capital requirements. There is no assurance that we will be successful in achieving a return on Pure Sunfarms and the likelihood of success must be considered in light of the early stage of its operations.

Pure Sunfarms may incur losses in the future for a number of reasons, including as a result of unforeseen expenses, regulatory impediments, unforeseen difficulties, complications and delays, the other risks described in these “Risk Factors” and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. Because of the numerous risks and uncertainties associated with producing and selling cannabis and cannabis-derived products, we are unable to accurately forecast operating results to predict when, or if, we will be able to sustain our profitability. If Pure Sunfarms is unable to sustain profitability, the market price of our Common Shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

The ability of Pure Sunfarms to grow will depend on a number of factors, many of which are beyond our control, including, but not limited to, the number of licensed retail cannabis stores, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and sale of cannabis products, competition from other entities licensed under the Cannabis Act, its ability to recruit and retain sufficient experienced personnel and its ability to expand into international operations and sales. In addition, Pure Sunfarms is subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. As the operations of Pure Sunfarms grow in size, scope, and complexity and as it identifies and pursues new opportunities, Pure Sunfarms may need to increase in scale its infrastructure (financial, management, informational, personnel and otherwise).

 We are subject to restrictive covenants under our Credit Facilities.

Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expand into new business lines. On December 31, 2020, we were not in compliance with certain financial covenants under our Term Loan but we received a waiver from FCC for the annual test of December 31, 2020. FCC measures our financial covenants once a year on the last calendar day of the year. There can be no assurance that we will be able to obtain future waiver from FCC. For more information, see “—We may need additional financing to further develop our business” above.

Generally, our non-compliance with our covenants may increase a risk of default on our debt (including by a cross-default to other credit agreements) if we continue to be in non-compliance with these covenants. In the event that we remain in non-compliance with our debt covenants, or if we are unable to comply with our debt covenants in the future, we may seek additional waivers and/or amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance, and operations for Pure Sunfarms.

Pure Sunfarms expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition, and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than expected, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in these “Risk Factors”, and unforeseen expenses, difficulties, complications and delays, and other unknown events.

Pure Sunfarms’ operations currently rely on a single facility.

To date, Pure Sunfarms’ activities and resources have been focused on the Delta 3 Greenhouse. Adverse changes or developments affecting the existing facility could have a material adverse effect on Pure Sunfarms’ ability to continue producing cannabis and our business, prospects, financial condition, results of operations and cash flows. In 2020, Pure Sunfarms received its cannabis cultivation license from Health Canada to initiate production within its Delta 2 facility, allowing potential expanded capacity as needed. To date, Delta 2 is in the construction phase with anticipated planting in mid-2021 of the western half of the greenhouse upon receipt of attestation from Health Canada. There is no guarantee that Health of Canada will provide the attestation required of the Delta 2 greenhouse for expansion of cultivation space as construction is completed.

Our operations are subject to natural catastrophes.

Our operations may be adversely affected by severe weather including wind, snow, hail, and rain, which may result in our operations having reduced harvest yields due to lower light levels, or a more catastrophic event as occurred at our Marfa, Texas facilities on May 31, 2012, when we lost three of our operating greenhouses to a short but powerful hailstorm. Although we anticipate and factor in certain periods of lower than optimal light levels, extended periods of severe or unusual light levels may adversely impact our financial results due to higher costs and missed sales opportunities arising from reduced production yields.

Our business operations, some of which are located on the British Columbia coast, are located in an area that is geologically active and considered to be at risk from earthquakes and volcanic eruptions. Our earthquake and volcanic eruption deductible are 10% of our loss caused by the earthquake or volcanic eruption, subject to a maximum deductible of C$5,000,000. In addition, climate change over time is predicted to lead to changes in the frequency of storm events as well as their severity. We are unable to predict the impact of climate change on our business. Our Texas facilities, due to our claim in respect of the May 31, 2012 hailstorm, are also subject to high deductibles as well as a total claim limit that if all four facilities were simultaneously impacted by the same storm or catastrophic event may result is less than adequate coverage. While we maintain insurance coverage, we cannot predict that all potential insurable risks have been foreseen or that adequate coverage is maintained against known risks.

Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs and potential supply disruptions.

Our business is dependent on a number of key inputs and their related costs including raw materials, packaging materials and supplies related to our growing operations, as well as electricity, water, and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, and operating results. Our greenhouse operations consume considerable energy for heat and carbon dioxide production and are vulnerable to rising energy costs. Energy costs have shown volatility, which has and may continue to adversely impact our cost structure. Should the cost of energy rise, and should we face difficulties in sustaining price increases to offset the impact of increasing fuel costs, gross profit margins could be adversely impacted.

In addition, Pure Sunfarms’ cannabis cultivation operations consume considerable energy, making it vulnerable to rising energy costs and power outages. Rising or volatile energy costs may adversely impact our business, and Pure Sunfarms’ operations could be significantly affected by a prolonged power outage.

Our ability to compete and grow will be dependent on having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts, and components. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, equipment, parts, and components. It is also possible that the expansion plans contemplated by Pure Sunfarms may cost more than anticipated, in which circumstance Pure Sunfarms may curtail, or extend timeframes for completing the expansion plans. This could have a material adverse effect on our financial results and operations.

Our competitive position may be affected by technological advances.

Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business, particularly in the cannabis market. The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our cannabis products obsolete, less competitive, or less marketable. The process of developing our cannabis products is complex and requires significant continuing costs, development efforts and third-party commitments. If we fail to develop new technologies and products and address the obsolescence of existing technologies, our business, prospects, financial condition, results of operations and cash flows may be adversely affected. In addition, it is possible that more economical or efficient greenhouse production technology than what we currently use will be developed, thereby potentially adversely affecting our competitive position.

We may be unable to anticipate changes in our customer requirements for our cannabis that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets and/or products, if any, will be commercially viable or successfully produced and marketed. The development of our proprietary technology entails significant technical and business risks, and may require significant continuing costs, development efforts and third-party commitments. We may not be successful in using new technologies or exploiting niche markets effectively or adapting our cannabis business to evolving customer or medical requirements or preferences or emerging industry standards. This may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

Cyber security has become an increasingly problematic issue for issuers and businesses in Canada and around the world, including us. Cyber security attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. We maintain cyber security insurance and have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

In particular, we may not have the capacity to meet customer demand or to meet future demand when it arises in respect of Pure Sunfarms’ cannabis business. In addition, delays in obtaining, or conditions imposed by, regulatory approvals and quality control and health concerns in respect of these businesses could have a negative effect on our growth strategy. If we cannot manage growth in these markets effectively, it may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

In addition, we will need to effectively execute on business opportunities and continue to build on and deploy corporate development and marketing assets as well as access sufficient new capital, as may be required. The ability to successfully complete acquisitions and to capitalize on other growth opportunities may redirect our limited resources. This may require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. There can be no assurance we will be able to respond adequately or quickly enough to the changing demands that material expansion of our business will impose on management, team members and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot anticipate. Changes as we grow may have a negative impact on our operations, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. In addition, continued growth could also strain our ability to maintain reliable service levels for our clients, develop and approve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

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

Any expansion by us into jurisdictions outside of Canada and the United States is subject to additional risks, including political, economic, legal, and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis, cannabis-based products, hemp, CBD, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis, hemp and CBD businesses more generally.

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

We face risks related to intellectual property.

The ownership, licensing and protection of trademarks and other intellectual property rights are significant aspects of our future success. It is possible that we will not be able to register, maintain registration for or enforce all of our intellectual property, including trademarks, in all key jurisdictions. The intellectual property registration process can be expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable intellectual property applications at a reasonable cost or in a timely manner or may obtain intellectual property registrations which are invalid. It is also possible that we will fail to identify patentable aspects of inventions made in the course of their development and commercialization activities before it is too late to obtain patent protection for them. Further, changes in either intellectual property laws or interpretation of intellectual property laws in Canada, and other countries may diminish the value of our intellectual property rights or narrow the scope of our intellectual property protection. As a result, our current or future intellectual property portfolio may not provide us with sufficient rights to protect our business, including our products, processes, and brands.

Termination or limitation of the scope of any intellectual property license may restrict or delay or eliminate our ability to develop and commercialize our products, which could adversely affect our business. We cannot guarantee that any third-party technology we license will not be unenforceable or licensed to our competitors or used by others. In the future, we may need to obtain licenses, renew existing license agreements in place at such time or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed, or the technology can be replaced on acceptable terms, or at all.

Unauthorized parties may attempt to replicate or otherwise obtain and use our products, brands, and technology. Policing the unauthorized use of our current or future trademarks, patents or other intellectual property rights could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries and black-market participants, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of our trademarks or other intellectual property rights or other proprietary know-how, or those we license from others, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed; may be interpreted narrowly; or could put existing intellectual property applications at risk of not being issued.

In addition, other parties may claim that our products, or those it licenses from others, infringe on their intellectual property, including their proprietary or patent protected rights. Such claims, whether meritorious or not, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders, or require the payment of damages. As well, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses, or other rights with respect to intellectual property that we do not own.

We also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain our competitive position. Our trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to, or be independently developed by competitors, which could adversely affect us.

There can be no assurance that current and future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations.

Historically, the senior management of the Company and the Company’s board have been engaged in discussions surrounding the strategic direction of the Company in light of, among other things, the rapid growth and substantial changes in the cannabis industry and the other businesses in which we operate. As part of these discussions, senior management of the Company and the Company’s board from time to time have considered, and may consider in the future, various transactions in the context of its long-term business plan, including mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions. The Company also has also been approached from time to time by parties wishing to discuss potential commercial or acquisition opportunities. In certain cases, the Company has entered into confidentiality agreements with third parties under which the Company provided certain non-public information to those parties.

We can provide no assurance that any such discussions will result in a transaction or that any such transaction ultimately will have a positive impact on our business, prospects, financial condition, or results of operations.

INDUSTRY RISK FACTORS

The cannabis industry is relatively new, and we cannot predict whether it will continue to grow as anticipated.

As a federal License Holder under the Cannabis Act, Pure Sunfarms is operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for Pure Sunfarms’ cannabis products.

Accordingly, there is no assurance that the cannabis industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our ability to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact its ability to attract and retain customers, including but not limited to its ability to continually grow and distribute desirable produce and cannabis.

For Pure Sunfarms, the successful implementation of its customer acquisition plan and the continued growth in the aggregate number of potential customers are critical to its ability to attract and retain customers. Even if Pure Sunfarms’ products achieve initial retail success, Pure Sunfarms’ long-term success is significantly dependent upon its ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote Pure Sunfarms’ products will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our failure to acquire and retain customers could have a material adverse effect on our business, operating results and financial condition.

Pure Sunfarms may be affected by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have most recently and may continue to produce more cannabis than the current adult use demand. In order to meet the initial adult use demand, Pure Sunfarms and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. Recently, due to oversupply within the industry, some Licensed Producers are reducing capacity by shuttering cultivation facilities. Adult use demand for cannabis products is dependent on a number of social, political, and economic factors that are beyond our control including the pace of new retail cannabis stores, which could be slowed by the impact of COVID-19. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

Currently, Pure Sunfarms and other entities licensed under the Cannabis Act are producing more cannabis than is needed to satisfy the collective demand of the Canadian adult use markets. As a result, the available supply of cannabis exceeds demand, resulting in a significant decline in the market price for cannabis. If this continues, there is no assurance that Pure Sunfarms would be able to generate sufficient revenue from the sale of adult use cannabis to be profitable. Ultimately, Canadian adult use market demand may not be sufficient to support our current or future products or business.

Customer Credit Risk of Pure Sunfarms’ customers

In light of the recent volatility in the cannabis sector generally, certain of Pure Sunfarms’ wholesale customers may encounter financial difficulties that could result in Pure Sunfarms being unable to collect some or all of its accounts receivable from those customers. Accordingly, Pure Sunfarms is subject to credit risk in relation to its accounts receivable with its spot market and other wholesale customers. Disputes between Pure Sunfarms and its wholesale customers may arise in the future relating to the non-payment of accounts receivable and may escalate to litigation or other dispute resolution processes, which could be protracted, time consuming and expensive, and there can be no assurance that Pure Sunfarms will be successful in any such disputes. The foregoing could have a material adverse impact on the business, financial condition, results of operations and prospects of Pure Sunfarms, which could in turn have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.

We believe that the cannabis and CBD industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis or CBD products distributed to consumers. Such categories of products having previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. Perception of the cannabis or CBD industry and products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis or CBD products, including unexpected safety or efficacy concerns arising with respect to cannabis or CBD products or the activities of industry participants.

There can be no assurance that future scientific research, findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention or other research findings or publicity will be favorable to the cannabis or CBD markets or any particular cannabis or CBD products or will be consistent with earlier publicity. Adverse future scientific research reports, findings, regulatory investigations or proceedings, and political statements, that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for Pure Sunfarms’ cannabis or CBD products. There is little long-term data with respect to unknown side effects and/or interaction with individual human biochemistry of various cannabis products. As a result, Pure Sunfarms’ cannabis or CBD products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or CBD, Pure Sunfarms’ current or future products, the use of cannabis or CBD for medical purposes or associating the consumption of cannabis or CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis or CBD products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

There is also a risk that the actions of other entities licensed under the Cannabis Act or of companies and service providers in the cannabis or CBD industries may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views regarding our activities and the cannabis or CBD industries in general, whether true or not.

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

Pure Sunfarms faces significant competition from individuals and business entities who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labeling, delivery, transportation, distribution, sale, possession, and disposal of cannabis for adult use. While, pursuant to transitional provisions in the Cannabis Regulations, existing holders of licenses relating to medical cannabis under the former ACMPR have, subject to satisfying certain requirements, automatically been deemed licensed under the Cannabis Act for corresponding activities, other individuals and corporations are now able to apply for such licenses.

Subject to certain restrictions, the Cannabis Act allows adults to cultivate, propagate, harvest, and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. Although there are barriers to personal cultivation, including the start-up costs of obtaining equipment and materials to produce cannabis, depending on the number of consumers who choose to pursue personal cultivation, there could be significant competition from individual growers for Pure Sunfarms’ cannabis products. If Pure Sunfarms is unable to effectively compete with other suppliers to the adult use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our anticipated addressable market may be reduced, and could adversely affect our ability to meet our business and financial targets, and our results of operations may be adversely affected.

Pure Sunfarms also faces competition from existing entities licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, Pure Sunfarms’ competitors may be more successful in gaining market penetration and market share. Pure Sunfarms’ commercial opportunity in the adult use market could be reduced or eliminated if our competitors produce and commercialize products for the adult use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than Pure Sunfarms’ products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over Pure Sunfarms’ products and receive more favorable publicity than Pure Sunfarms’ products. If Pure Sunfarms’ adult use products do not achieve an adequate level of acceptance by the adult use market, it may not generate sufficient revenue from these products, and its adult use business may not sustain our profitability.

If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, Pure Sunfarms will require a continued level of investment in research and development, marketing, sales, and client support. Pure Sunfarms may not have sufficient resources to maintain research and development, marketing, sales, and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations.

Pure Sunfarms also faces competition from illegal cannabis operations that are continuing to sell cannabis to individuals, despite not having a valid license under the Cannabis Regulations. We do not expect the Canadian government to actively enforce current laws against the illegal cannabis operations, but rather over the course of time, the Canadian government expects legal operators to force the closure of the illegal cannabis operations due to economic factors.

Increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for Pure Sunfarms’ products on a global scale.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue, and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

Pure Sunfarms is subject to cannabis-related security breaches, which could result in significant losses.

Given the nature of Pure Sunfarms’ product and the limited legal channels for distribution, as well as the concentration of inventory in our facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing Pure Sunfarms’ products, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our revenues may be impacted by fluctuating market prices for our products.

Our revenues will in large part be derived from the production, sale, and distribution of agriculturally based consumer goods – specifically tomatoes, peppers, cucumbers and cannabis. The price of production, sale and distribution of these goods will fluctuate widely primarily due to, the natural economic balance of demand versus supply, as well as the impact of numerous factors beyond our control including international, economic, and political trends, expectations of inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. The effects of these factors on the price of our goods and, therefore, the economic viability of our business, cannot accurately be predicted. This may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

The greenhouse vegetable and cannabis industries are highly competitive and sensitive to changes in demand and supply. The price of greenhouse produce is affected by many factors including control of the distribution channel by large, big box retailers, quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demands for greenhouse goods decreases, our financial condition and results of operations may be materially adversely affected.

We face risks inherent in an agricultural business.

Our revenues are derived from the growing of agricultural products, including cannabis and greenhouse produce. As such, we are subject to the risks inherent in an agricultural business, such as weather, insects, plant and seed diseases, shortage of qualified labor and similar agricultural risks, which may include crop losses, for which we are not insured. There can be no assurance that natural elements or labor issues will not have a material adverse effect on any such future production. Although our vegetables and Pure Sunfarms’ cannabis products are grown in climate-controlled greenhouses, and we carefully monitor the growing conditions within our greenhouses and retain experienced production personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of these products. Any such agricultural risks could have a material adverse effect on our business, prospects, financial condition, results of operations and our cash flows.

In particular, cannabis plants can be vulnerable to various pathogens including bacteria, fungi, viruses, and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, cannabis is phytoremediative, meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals, and other compounds that may be present in agricultural materials. If Pure Sunfarms’ cannabis is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, Pure Sunfarms’ product may not be suitable for commercialization and Pure Sunfarms may have to destroy the applicable portions of our crops. Crops lost due to pathogens, toxins, chemicals, or other undesirable compounds may have a material adverse effect on our business and financial condition.

Our vegetable plants may be vulnerable to the tomato brown rugose fruit virus (“ToBRFV”). ToBRFV is a newly identified virus affecting tomatoes, peppers and possibly other plants. Seed and transplant production are the most critical areas to identify the virus as contamination creates the risk of spreading to hundreds, if not thousands, of plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and can only be eradicated with a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV may lead to reduced crop quality, ending a crop cycle early or cleaning out of a portion of a greenhouse or its entirety. In addition, delivery of tomato crops across the U.S.-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry. Crops lost to ToBRFV may have a material adverse effect on our business and financial condition.

We face risks associated with cross-border trade.

Our Canadian and U.S. produce is actively sold cross-border. In addition, we utilize third party suppliers to grow and distribute produce from Canada and Mexico. Markets in the United States, Canada and Mexico may be affected from time to time by trade rulings and the imposition of customs, duties, and other tariffs. There can be no assurance that our financial condition and results of operations will not be materially adversely affected by trade rulings and the imposition of customs duties or other tariffs in the future. Furthermore, there is no assurance that further trade actions will not be initiated by U.S. producers of greenhouse or field grown vegetables. Any prolonged disruption in the flow of our product across the U.S.-Canada and U.S-Mexico border could have an adverse effect on our financial condition and results of operations.

On March 11, 2021, Village Farms L.P. received an investigation notice from the U.S. Customs and Border Protection (CBP) involving Village Farms as the importer of record. The investigation centers on the importation of tomatoes from Canada. The Company believes the investigation is due to the CBP’s investigation on the importation of Canadian tomatoes, from a third-party grower, which the CBP believes to have been infected with the ToBRFV.  The Company is in the process of responding and is fully cooperating with the CBP investigation.

Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Our top ten produce customers accounted for approximately 65% and 66% of total produce revenue for the years ended December 31, 2020 and 2019, respectively. As a result of continuing retail consolidation, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

For the period November 2, 2020 to December 31, 2020 five cannabis segment customers individually represented 89.6% of cannabis segment sales. The primary customers for cannabis sales in Canada are provincial, territorial and municipal governments that regulate the distribution throughout Canada. The Company may have a material adverse effect on its financial condition and results of operations if a customer defaults, goes into bankruptcy or alters its buying habits from purchasing our products.

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

In particular, because Pure Sunfarms is engaged in and operates within the cannabis industry, there are exclusions and additional difficulties and complexities associated with obtaining insurance coverage that could cause the Company to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. Further, our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks inherit in the business. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, the Company may be exposed to material uninsured liabilities that could impede liquidity, profitability, or solvency.

In addition, damage caused by an accidental or natural disaster to any or all of our key production facilities may result in significant replacement costs and loss of business that may not be fully recoverable or is subject to a high deductible (such as an earthquake or volcanic eruption in British Columbia) under any insurance policy. Furthermore, we do not carry crop loss insurance, and accordingly, we would have to bear the cost of any significant losses related to crop losses in the future.

Our products may be subject to recalls.

Manufacturers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have put in place detailed procedures for testing our products, there can be no assurance that any quality, potency, or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for products and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by entities licensed under the Cannabis Act generally, including the cannabis products sold by Pure Sunfarms.

LEGAL AND REGULATORY RISK FACTORS

Our greenhouse produce business is subject to certain regulations.

Our greenhouse produce business is subject to extensive laws and regulations with respect to the production, handling, distribution, packaging and labelling of our products. Such laws, rules, regulations, and policies are administered by various federal, state, provincial, regional, and local health agencies and other governmental authorities. Changes to any of these laws and regulations could have a significant impact on us. There can be no assurance that we will be able to cost effectively comply with future laws and regulations. Our failure to comply with applicable laws and regulations may subject us to civil or regulatory proceedings, including fines, injunctions, recalls or seizures, which may have a material adverse effect on our financial condition and results of operations.

In addition, we voluntarily submit to guidelines set by certain private industry associations. Failure to comply with such guidelines or to adopt more stringent guidelines set by such associations in the future may result in lower sales in certain retail markets and may adversely affect our financial condition and results of operations. Among the regulations to which we are subject are those administered by the British Columbia Vegetable Marketing Commission (“BCVMC”). The BCVMC grants each licensed producer that it regulates an annual quota to produce specified products in a given year. The BCVMC also has the authority to set the prices at which a regulated product may be bought or sold in British Columbia. There can be no assurance that the BCVMC will not alter its quota allocation policy or that the BCVMC will not introduce pricing restrictions in a manner that could adversely affect our financial condition and results of operations. There can be no assurance that a modification of the current regulatory schemes will not have an adverse effect on our financial condition or results of operations.

Pure Sunfarms’ operations in Canada require licenses to grow, store and sell cannabis.

Pure Sunfarms’ ability to grow, store and sell cannabis in Canada is solely dependent on its ability to maintain licenses to cultivate and sell cannabis under the Cannabis Act (a “License”) for each of the greenhouses at which it proposes to grow cannabis.

Under the Cannabis Act, Pure Sunfarms is required to obtain authorization for each licensable activity including cultivation, processing, testing, sale, and distribution. Once obtained, each License is subject to ongoing compliance and reporting requirements. Failure by Pure Sunfarms to comply with the requirements of a License or to maintain such License would have a material adverse impact on our business, prospects, financial condition, results of operations and cash flows. Although we believe Pure Sunfarms will obtain and maintain any required License and meet the requirements for extension of any License, there can be no guarantee that any License will be granted, extended, or renewed, or if it is extended or renewed, that it will be extended or renewed on the same or similar terms. Should a License not be granted, extended, or renewed or should it be renewed on different terms, our business, prospects, financial condition, results of the operation and cash flows would be materially adversely affected.

 We cannot predict the time required to secure all appropriate regulatory approvals for Pure Sunfarms’ products and operations, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain the necessary regulatory approvals will significantly delay the development of Pure Sunfarms’ markets and products and could have a material adverse effect on our business, results of operations and financial condition.

Pure Sunfarms is subject to laws, regulations and guidelines related to the cannabis industry.

The activities of Pure Sunfarms are subject to various laws, regulations and guidelines by governmental authorities, particularly under the Cannabis Act, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, pricing, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, insurance coverage, the conduct of operations and the protection of the environment, among other areas. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over Pure Sunfarms’ activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on its products and services. We endeavor to comply with all relevant laws, regulations, and guidelines. Health Canada inspectors routinely assess Pure Sunfarms’ facilities for compliance with applicable regulatory requirements. Furthermore, the import and export of its products from and into any jurisdiction is subject to the regulatory requirements of each such jurisdiction. To the best of our knowledge, we are in material compliance with all such laws, regulations and guidelines; however, any failure by Pure Sunfarms to comply with the applicable regulatory requirements could lead to possible sanctions, including the revocation or imposition of additional conditions on licenses to operate its business; the suspension or expulsion from a particular market or jurisdiction or of its key personnel; and/or the imposition of additional or more stringent inspection, testing and reporting requirements. Any of the foregoing could require extensive changes to the operations of Pure Sunfarms; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on its operations; harm our reputation or give rise to material liabilities or a revocation of Pure Sunfarms’ licenses and other permits. There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business and may have material adverse effect on our results of operations and financial condition.

In addition, changes in regulations, government or judicial interpretation of regulations, or more vigorous enforcement thereof or other unanticipated events could require extensive changes to Pure Sunfarms’ operations, increase compliance costs or give rise to material liabilities or a revocation of its licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application, or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

On April 13, 2017, the Government of Canada released Bill C-45, which proposed the enactment of the Cannabis Act to regulate the production, distribution, and sale of cannabis for recreational adult use. On November 27, 2017, the House of Commons passed Bill C-45. On June 19, 2018, the Senate approved Bill C-45 and the Act received Royal Assent on June 21, 2018. The Cannabis Act came into force on October 17, 2018. On December 22, 2018, the Canadian federal government published draft regulations for edible cannabis, cannabis extracts, and cannabis topicals. On October 17, 2019, the Cannabis Act and Cannabis Regulations were amended to permit the production and sale of these new classes of cannabis.

In addition, the governments of every Canadian province and territory have, to varying degrees, established regulatory regimes for the distribution and sale of cannabis for adult use purposes within those jurisdictions. There is no guarantee that legislation respecting adult-use retail will remain unchanged or create the growth opportunities that we currently anticipate. As the laws continue to evolve, and the distribution models mature, there is no assurance that provincial and territorial legislation enacted for the purpose of regulating recreational cannabis will continue to allow, or be conducive to, our business model. Differences in provincial and territorial regulatory frameworks could result in, among other things, increased compliance costs, and increased supply costs. Any of the foregoing could result in a material adverse effect on our business, financial condition, and results of operations.

Additionally, although we do not have any federally prohibited cannabis-related operations in the United States, certain members of our management team are located in the United States and we may be subject to risks with respect to changes in cannabis regulation and enforcement in the United States. Any changes in the United States regulatory regime, or the scope and extent of the enforcement thereof, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Pure Sunfarms is subject to marketing restrictions under the Cannabis Act.

The development of Pure Sunfarms’ business and operating results may be hindered by applicable restrictions on production, sales and marketing activities imposed on Pure Sunfarms and other entities licensed under the Cannabis Act by Health Canada. All products distributed by Pure Sunfarms into the Canadian adult use market need to comply with requirements under Canadian legislation, including with respect to product formats, product packaging and labelling, and marketing activities around such products. Among other restrictions, the Cannabis Act prohibits testimonials and endorsements, lifestyle branding, and promotion that is appealing to young persons. As such, Pure Sunfarms’ portfolio of brands and products must be specifically adapted, and our marketing activities carefully structured, to enable Pure Sunfarms to develop its brands in an effective and compliant manner. If Pure Sunfarms is unable to effectively market cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for cannabis products, then our sales and operating results could be adversely affected.

Pure Sunfarms is subject to Canadian supplier standards.

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by Pure Sunfarms to comply with such standards could result in it being downgraded, disqualified as a supplier, and could lead to the termination or cessation of orders under existing or future supply contracts. Further, provincial purchasers may terminate or cease ordering under existing contracts at their will. Any of these could severely impede or eliminate Pure Sunfarms’ ability to access certain markets within Canada, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The ability of Pure Sunfarms to sell cannabis may be restricted by the Canadian Free Trade Agreement.

Article 1206 of the Canadian Free Trade Agreement specifically excludes the application of the agreement to cannabis for non-medical purposes. Article 1206 states that the provinces and territories of Canada shall commence negotiations regarding the application of the Canada Free Trade Agreement to cannabis for non-medical purposes following Royal Assent of federal legislation legalizing cannabis for non-medical purposes. There is a risk that the outcome of the negotiations will result in the interprovincial and interterritorial trade of cannabis for non-medical purposes in Canada being entirely restricted or subject to conditions that will negatively impact Pure Sunfarms’ ability to sell cannabis in other Canadian provinces and territories.

We may be subject to product liability claims.

As Pure Sunfarms’ cannabis products are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

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

Our current and future marketing programs may depend on our ability to collect, maintain, and use data and sensitive personal information on individuals, and our ability to do so is subject to evolving laws and enforcement trends in Canada and other jurisdictions. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of medical information and data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with our practices or fail to be observed by our employees or business partners. If so, we may suffer damage to our reputation and become subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management or otherwise have an adverse effect on our business.

Certain of our marketing practices may rely upon e-mail, social media, and other means of digital communication to communicate with consumers on our behalf. We may face risk if our use of e-mail, social media or other means of digital communication is found to violate applicable laws. We intend to post our privacy policy and practices concerning the use and disclosure of user data on our website. Any failure by us to comply with our posted privacy policy, anti-spam legislation or other privacy-related laws and regulations could result in proceedings which could potentially harm our business. In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal, provincial, or state levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in its e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance burden and our potential reputational harm or liability for security breaches may increase.

We are subject to environmental, health and safety, and other governmental regulations and we may incur material expenses in order to comply with these regulations.

Our operations are governed by a broad range of federal, state, provincial and local environmental, health and safety laws and regulations, permits, approvals, and common law and other requirements that impose obligations relating to, among other things: worker health and safety; the release of substances into the natural environment; the production, processing, preparation, handling, storage, transportation, disposal, and management of substances (including liquid and solid, non-hazardous and hazardous wastes and hazardous materials); and the prevention and remediation of environmental impacts such as the contamination of soil and water (including groundwater). Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, our operations may be curtailed or enjoined, which may be for an extended period of time, which could result in a reduction in our proposed levels of production or require abandonment or delays in development of our production facilities and otherwise negatively affect our growth. Our failure to comply with applicable laws, rules, regulations, and policies may subject us to civil or regulatory proceedings, including fines, injunctions, administrative orders, or seizures, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions, any of which may have a material adverse effect on our financial condition and results of operations. Also, as a result of the above requirements, our operations and ownership, management and control of property carry an inherent risk of environmental liability (including potential civil actions, compliance or remediation orders, fines, and other penalties), including with respect to the disposal of waste and the ownership, management, control or use of transport vehicles and real estate. Compliance with all such laws and future changes to them may impose material costs on us. We have incurred and expect to continue to incur significant capital and operating expenditures to comply with such laws. Future discovery of previously unknown environmental issues, including contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities, could require us to incur material unforeseen expenses. All of these risks and related potential expenses may have a material adverse effect on our financial condition and results of operations.

In addition, environmental laws, rules and regulations in Canada and the United States is evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our compliance costs, result in future liabilities or otherwise have an adverse effect on our results of operations or financial condition.

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

CBD derived from hemp as defined in the 2018 Farm Bill is subject to various laws relating to health and safety. Specifically, CBD is governed by the U.S. Food Drug and Cosmetic Act (“FD&C Act”) as a drug. The FD&C Act is intended to assure the consumer that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet website, promotional pamphlets, and other marketing material), is claimed to be beneficial for such uses will be regulated by the FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body…for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products, and ingredients with the exception of color additives do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by the FDA through the New Drug Application (“NDA”) process or conform to a “monograph” for a particular drug category, as established by the FDA’s Over the Counter (“OTC”) Drug Review.

CBD is an active ingredient in drug products that have been approved or authorized for investigation by the FDA and therefore, under FDA’s current position, cannot be used in dietary supplements or as a food additive.

Laws and regulations governing the use of hemp in the U.S. are broad in scope, subject to evolving interpretations, and subject to enforcement by several regulatory agencies and law enforcement entities. Under the 2018 Farm Bill, a state that desires to have primary regulatory authority over the production of hemp in the state must submit a plan to monitor and regulate hemp production to the Secretary of the USDA. The Secretary must then approve the state plan after determining if the plan complies with the requirements set forth in the 2018 Farm Bill. The Secretary may also audit the state’s compliance with the federally approved plan. If the Secretary does not approve the state’s plan, then the production of hemp in that state will be subject to a plan established by the USDA. The USDA has not yet established such a plan. It is anticipated that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

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

LABOR and EMPLOYMENT RISK FACTORS

Our operations are dependent on labor availability.

Our operations are labor intensive, particularly during peak harvest months. In Canada, most of our labor is supplied by contract labor suppliers on short-term contracts and workers hired through the Seasonal Agriculture Workers Program. There can be no assurance that we will be able to source sufficient skilled laborers in the future. Recently, due the COVID-19 pandemic, the Canadian government closed its borders to all foreign people, but subsequently, due to the negative impact on the Canadian agricultural industry, decided that foreign worker programs will continue subject to new rules and regulations such as a mandatory 14-day quarantine period. Any disruption in the Canadian foreign worker program could have a detrimental impact on our ability to cultivate fresh produce.

In the case of the facilities in west Texas, a significant portion of our labor are documented workers in Mexico who cross the U.S. border on a daily basis into Texas. Recently, as a response to the COVID-19 pandemic, the U.S. government has closed the U.S.-Mexico border but has determined that agricultural workers are essential. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. In late 2020, we began utilizing H-2A workers to assist in fulfilling our labor needs in Texas. The H-2A workers have a mandated state-level minimum wage and we pay for some additional worker costs, such as transportation to/from our facilities, hotel and visa expenses. Any disruption in the H2-A foreign worker program could have a detrimental impact on our ability to cultivate fresh produce. There can be no assurance that we would be able to continue our Texas operations without our Mexican based workforce, if any decision is made to close the U.S./Mexico border permanently or temporarily.

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

Canadian adult use distribution rules take various forms on a province-by-province basis and often require our cannabis business to employ third parties to deliver to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on Pure Sunfarms’ sales volumes or end- users’ satisfaction with Pure Sunfarms’ products. Rising costs associated with third-party transportation services used by Pure Sunfarms to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

Moreover, security of the product during transportation to and from Pure Sunfarms’ facilities is critical due to the nature of the product. A breach of security during transport could impact our future ability to continue operating under our Licenses or the prospect of renewing our Licenses and could have a material adverse effect on our business and results of operations.

We rely on third-party distributors.

We may rely on third-party distributors for the distribution of our products. We rely on third-party distributors to transport and distribute produce from Texas, Mexico and Canada to our distribution centers and directly to customers. In addition, Pure Sunfarms relies on Canadian provincial regulatory boards and private retailers and may in the future rely on other third parties, to distribute cannabis products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and otherwise harm our business.

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

In addition, Pure Sunfarms is dependent on its ability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of Pure Sunfarms, results of operations of the business and could limit Pure Sunfarms’ ability to develop and market our cannabis-related products. The loss of any of Pure Sunfarms’ senior management or key employees could materially adversely affect Pure Sunfarms’ ability to execute our business plan and strategy, and Pure Sunfarms may not be able to find adequate replacements on a timely basis, or at all.

Further, each director and officer of a company that holds a license for cultivation, processing or sale under the Cannabis Regulations is subject to the requirement to obtain and maintain a security clearance under the Cannabis Regulations. Certain additional key personnel are also required to obtain and maintain a security clearance. Under the Cannabis Regulations, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of the existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of Pure Sunfarms’ operations.

If an individual in a key operational position leaves Pure Sunfarms, and Pure Sunfarms is unable to find a suitable replacement who is able to obtain a security clearance required by the Cannabis Act in a timely manner, or at all, Pure Sunfarms may not be able to conduct its operations at planned production volume levels or at all. The Cannabis Regulations require Pure Sunfarms to designate a responsible person (“RP”) and a quality assurance person (“QAP”). The RP has overall responsibility for the management of the cannabis activities authorized under the license. The QAP must work at the licensed site and is responsible for supervising the authorized cannabis activities and ensuring regulation compliance and must meet certain educational requirements. If Pure Sunfarms’ current designated RP and QAP fail to maintain their security clearance, or if its current designated RP and QAP leave and Pure Sunfarms is unable to find a suitable replacement who meets these requirements, Pure Sunfarms may no longer be able to conduct activities with respect to cannabis.

 TAX RISK FACTORS

If we are classified as a PFIC for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors.

If the Company is classified as a PFIC for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors. The Company generally will be classified as a PFIC for any taxable year in which its passive income or its assets that produce passive income exceed certain thresholds. If the Company were a PFIC for any year during the holding period of a U.S. Holder (as defined below) of Common Shares, then such holder generally would be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the holder were to make certain elections, to the extent available, in a timely and effective manner. The Company has not determined whether it will be a PFIC for the year in which this offering is completed or in future years because, among other things, PFIC status is determined annually and is based on a corporation’s income, assets, and activities for the entire taxable year. Moreover, the determination as to whether any corporation was, or will be, a PFIC for a particular taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations and uncertainty. Accordingly, there can be no assurance that the Company is not currently or will not be classified as a PFIC for any taxable year. Each U.S. Holder is urged to consult its own tax adviser regarding the PFIC status of the Company. As used herein, the term “U.S. Holder” means any beneficial owner of Common Shares who, for U.S. federal income tax purposes, is: (i) a citizen or individual resident of the United States; (ii) a corporation (or other entity classified as a corporation for U.S. federal tax purposes) organized under the laws of the United States or of any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income taxation regardless of its source, and (iv) a trust (A) if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) that has elected to be treated as a U.S. person under applicable Treasury Regulations.

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

Due to the cross-border activity of certain of our employees, the United States may deem VF Canada GP and VF Canada LP to maintain a U.S. PE. In the event that such a U.S. PE is deemed to exist, VF Canada GP and VF Canada LP generally will be required to file U.S. federal income tax returns and will be subject to U.S. federal income tax with respect to the business profits allocable to such PE.

The IRS may assert that the Advances by VF Opco to U.S. Holdings was equity in the U.S. borrower for income tax purposes.

In connection with the completion of the Combination Transaction, VF Opco loaned approximately C$20,000,000 to U.S. Holdings (the “Advances”). As of December 31, 2020, the Advances stood at US$23,687,965. U.S. Holdings has claimed interest deductions with respect to the interest paid on the Advances in computing its income for U.S. federal income tax purposes. There can be no assurance that the IRS will not assert that any portion of the Advances was equity in the U.S. borrower for U.S. federal income tax purposes. If the IRS were successful in this assertion, payments made by U.S. Holdings on such Advances would be treated as non-deductible distributions paid by U.S. Holdings to VF Opco and subject to U.S. federal withholding taxes. The Company anticipates that the amount of any such withholding taxes, net of positive tax consequences that may arise from related circumstances, will not be material. In addition, the deductibility of interest paid or accrued may be subject to various limitations. The Company anticipates that the amount of interest charged on such Advances that might otherwise be claimed as a deduction, will not be material.

The IRS and the Canada Revenue Agency may challenge our transfer pricing.

Pursuant to an annual sales agreement, VF Opco has agreed to sell some of its inventory to Village Farms, L.P. (“VFLP”) for resale in the United States, as well as VFLP has agreed to sell some of its inventory to VF Opco for resale in Canada. VF Opco and VFLP take the position that the amounts charged by VF Opco and VFLP for such inventory represent the fair market value of the goods sold. The IRS or the Canada Revenue Agency have and may, in the future, challenge the pricing as being in excess of fair market value. If the IRS or the Canada Revenue Agency were successful in challenging the pricing, VFLP’s U.S. or Canadian taxable income could be increased. The consequences being a higher overall effective tax rate, as well as the potential for higher tax payments.

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

COMMON SHARES RISK FACTORS

Our market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value.

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to operate in the U.S. and Canada as well Pure Sunfarms’ ability to operate under the circumstances of the ongoing and developing COVID-19 pandemic; (ii) our ability to continue as a going concern; (iii) the status of Pure Sunfarms and its ability to continue as a going concern; (iv) continued slow roll out of cannabis retail stores in Canada and the impact of the COVID-19 pandemic on new store openings; (v) general market conditions; (vi) our ability to raise additional capital and/or secure additional financing; (vii) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (viii) regulatory developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable; (ix) published reports by securities analysts; (x) public concern as to the safety of the products that we and our competitors develop; and (xi) shareholder interest in our Common Shares.

Financial markets have recently experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of public entities and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of the Common Shares may decline even if the Company’s operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. As well, certain institutional investors may base their investment decisions on consideration of the Company’s environmental, governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to satisfy such criteria may result in limited or no investment in the Common Shares by those institutions, which could materially adversely affect the trading price of the Common Shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, the Company’s operations and the trading price of the Common Shares may be materially adversely affected.

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

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 12, 2021, there were 3,047,322 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of C$6.91 per share; 865,300 Common Shares issuable upon achievement of employment-related performance goals; 4,046,997 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans; and 2,924,528 Common Shares issuable upon exercise of outstanding warrants at an exercise price of $5.80 per share. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

GENERAL RISK FACTORS

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

We are a corporation existing under the laws of Canada. Some of our directors and officers, and many of the experts named in this Annual Report on Form 10-K, are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our Common Shares who reside in the United States to effect service within the United States upon our directors and officers and experts who are not residents of the United States. It may also be difficult for holders of our Common Shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers, and experts under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors, officers or experts predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments and no other rights arising from United States securities legislation are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

There is no assurance the Company will continue to meet the listing standards of the Nasdaq and the TSX.

We must meet continuing listing standards to maintain the listing of our Common Shares on the Nasdaq and the TSX. If we fail to comply with listing standards and the Nasdaq or the TSX delists our Common Shares, we and our shareholders could face significant material adverse consequences, including: (i)  a limited availability of market quotations for our Common Shares; (ii) reduced liquidity for our Common Shares; (iii) a determination that our Common Shares are “penny stock”, which would require brokers trading in the Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Shares; (iv) a limited amount of news and analyst coverage of us; and (v) a decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

As a public company, we are subject to evolving corporate governance and public disclosure regulations that may from time to time increase both the Company’s compliance costs and the risk of non-compliance, which could adversely impact the price of the Common Shares.

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

We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the SEC) or more; (ii) the last day of our fiscal year following the fifth anniversary of the completion of our first sale of our Common Shares pursuant to an effective registration statement under the Securities Act of 1933, as amended; (iii) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non- convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer”, as defined in Rule 12b–2 of the Exchange Act, which would occur if the market value of our Common Shares that are held by non-affiliates exceeds $700,000,000 as of the last day of our most recently-completed second fiscal quarter.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal controls, we cannot assure you that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations, or cause us to fail to meet our future reporting obligations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3.

The following table outlines the Company’s operating greenhouse facilities.

		Growing Area
Greenhouse Facility	Square Feet	Square Meters	Acres	Products Grown
Marfa, TX (2 greenhouses)	2,527,312	234,795	60	Tomatoes on-the-vine and beefsteak tomatoes
Fort Davis, TX (1 greenhouse)	1,684,874	156,530	40	Specialty tomatoes
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	Tomatoes on-the-vine
Delta, BC (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak tomatoes, specialty tomatoes
Total produce operations	8,073,340	750,038	190
Delta, BC (1 greenhouse) Leased to Pure Sunfarms	1,075,530	99,920	25	Cannabis
Delta, BC (1 greenhouse) Owned by Pure Sunfarms	1,100,000	100,000	25	Cannabis
Total cannabis operations	2,175,530	199,920	50

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

Our Common Shares are currently traded on The NASDAQ Capital Market and on the Toronto Stock Exchange under the symbol “VFF”.

Holders of Record

As of March 12, 2021, there were approximately 8 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

On October 22, 2019, the Company closed an equity offering. This public offering in Canada raised approximately C$28.8 million (net proceeds) through the issuance of 3,059,000 Common Shares, which includes a full exercise of the underwriters’ over-allotment option of 399,000 Common Shares, at a price of C$9.40 per Common Share for aggregate gross proceeds to the Company of C$28,754,600. The offering was conducted by a syndicate of underwriters co-led by Beacon Securities Limited, as sole bookrunner, and GMP Securities L.P. Upon closing of the offering, the Company paid the underwriters a cash commission equal to 6% of the gross proceeds of the offering. The Common Shares were not offered or sold in the United States to, or for the account or benefit of, United States persons and were not registered under the Securities Act, pursuant to Regulation S.

The Company intended to use the net proceeds for working capital and general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2020.

Exchange and Foreign Ownership Controls

We are not aware of any Canadian federal or provincial laws, decrees, or regulations that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest, or other payments to non-Canadian holders of the Common Shares. There are no limitations under the laws of Canada or by the charter or our other constituent documents on ownership of our voting shares by non-Canadians, except the Investment Canada Act which may require review and approval by the Minister of Innovation (Canada) of certain acquisitions of control of us by non-Canadians. The threshold for acquisitions of control is generally defined as being one-third or more of our voting shares, provided certain financial thresholds are also exceeded. If the investment is potentially injurious to national security, it may be subject to review under the Investment Canada Act notwithstanding the percentage interest acquired or amount of the investment. “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust, or joint venture that is ultimately controlled by non-Canadians.

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

This summary is based upon the current provisions of the Tax Act, the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof, and the Treaty. This summary takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”) and assumes that all Tax Proposals will be enacted in the form proposed. However, no assurances can be given that the Tax Proposals will be enacted as proposed, or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, administrative, or judicial action or decision, nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein.

This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any particular holder or prospective holder of our Common Shares, and no opinion or representation with respect to the tax consequences to any holder or prospective holder of our Common Shares is made. Accordingly, holders and prospective holders of our Common Shares should consult their own tax advisors with respect to the income tax consequences of purchasing, owning, and disposing of our Common Shares in their particular circumstances.

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

Generally, provided that the Common Shares are then listed on a “designated stock exchange” within the meaning of the Tax Act (which includes the Toronto Stock Exchange and the Nasdaq), a Common Share of a particular U.S Resident Holder will not constitute “taxable Canadian property” of such U.S Resident Holder at the time of the disposition unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii) partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Common Share was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. A Common Share may also be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act. In the case of a U.S. Resident Holder to whom a Common Share of the Company represents “taxable Canadian property”, under the Treaty, such a U.S. Resident Holder will generally not be subject to tax under the Tax Act on a capital gain realized on the disposition of such share unless the value of such share is derived principally from real property situated in Canada (within the meaning of the Treaty) at the time of disposition.

In the event that a Common Share constitutes “taxable Canadian property,” within the meaning of the Tax Act, of a U.S. Resident Holder at the time of disposition, such U.S. Resident Holder should consult its own tax advisor as to the Canadian federal income tax consequences of the disposition.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

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

Overview

Village Farms International, Inc. is a corporation existing under the Canada Business Corporations Act. The Company’s principal operating subsidiaries are Village Farms Canada Limited Partnership, Village Farms, L.P., VF Clean Energy, Inc. and Pure Sunfarms Corp. On November 2, 2020, the Company acquired all of the outstanding Common Shares in the capital of Pure Sunfarms owned by Emerald Health Therapeutics, Inc., at which time VFF became the 100% owner of Pure Sunfarms. VFF also owns a 65% equity interest of a joint venture agreement in respect of the operation and governance of Village Fields Hemp USA LLC.

Our operating Segments

Cannabis Segment

Through our subsidiary, the British Columbia-based Pure Sunfarms, we have one of the single largest cannabis growing operations in the world. On November 2, 2020, we completed the acquisition of the remaining 41.3% interest in Pure Sunfarms from Emerald Health Therapeutics, Inc., following which we became the 100% owner of Pure Sunfarms (the “Pure Sunfarms Transaction”). See “Acquisition of Remaining Interest in Pure Sunfarms” below.

Pure Sunfarms has leveraged our 30 years of experience as a vertically integrated greenhouse produce grower for the rapidly emerging cannabis opportunity following legalization of cannabis in Canada. We believe that Pure Sunfarms is currently one of the leading cannabis brands in Canada with distribution in five of the six largest provinces. Our long-term objective for Pure Sunfarms is to be the leading low cost, high quality cannabis producer in Canada.

Produce Segment

We are marketers and distributors of premium-quality, greenhouse-grown tomatoes, bell peppers and cucumbers in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. The Company also markets and distributes premium tomatoes, peppers and cucumbers produced under exclusive arrangements with other greenhouse producers located primarily in Mexico, British Columbia (“B.C.”) and Ontario. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Through our subsidiary VFCE, we own and operate a 7.0-megawatt power plant from landfill gas that generates electricity and provides thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sells electricity to the British Columbia Hydro and Power Authority. On November 10, 2020 we announced that we will be transitioning this operation mid-2021 to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC, which we believe will enhance our financial return as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.

Update relating to the outbreak of the coronavirus pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders, and taken other restrictive measures in response to COVID-19. To date, all of our operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and we are actively managing our business to respond to the impact.

Recent Developments

Acquisition of Remaining Interest in Pure Sunfarms

On September 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Emerald to purchase from Emerald 36,958,500 Common Shares in the capital of Pure Sunfarms, representing 41.3% of the issued and outstanding Common Shares of Pure Sunfarms and all of the remaining Common Shares of Pure Sunfarms not held by the Company. On November 2, 2020, we completed the Pure Sunfarms Transaction for a total aggregate purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US $45.0 million) cash payment and a C$19.9 million (US$14.5 million) secured promissory note payable to Emerald due on May 2, 2021 (the “Promissory Note”). Interest on the principal amount owed under the Promissory Note accrued at the lower of (i) the maximum non-usurious rate of interest under applicable law or (ii) 12% per annum. In order to secure our obligations under the Promissory Note, on November 2, 2020, we entered into a share pledge agreement (the “Share Pledge Agreement”) with Emerald and Computershare Trust Company of Canada, as collateral agent, in order to pledge 9,239,625 Common Shares of Pure Sunfarms to Emerald as collateral for the amounts owed by us under the Promissory Note. Also, on November 2, 2020, in connection with the Pure Sunfarms Transaction, the Company and Emerald terminated the shareholders agreement, dated as of June 6, 2017, by and between the Company and Emerald, which had governed the business and affairs of Pure Sunfarms.

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

Repayment of Emerald Promissory Note

On February 5, 2021, Village Farms repaid in full the Promissory Note of C$19.9 million plus accrued interest of C$622 to Emerald, that was issued in conjunction with the Purchase Agreement on September 8, 2020. The Company no longer owes any amounts to Emerald with respect to the Pure Sunfarms transaction and the pledged 9,239,625 Common Shares of Pure Sunfarms have been released to the Company by the collateral agent.

Registered Direct Offering

On January 20, 2021, Village Farms completed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate 10,887,097 Common Shares at a purchase prices of $12.40 (approximately C$15.70) per unit for gross proceeds of approximately $135 million (approximately C$171 million) before placement fees and other offering expenses payable by Village Farms.

The Company will be added to the S&P/TSX Composite Index

On March 12, 2021, Village Farms International, Inc. announced the Company will be added to the S&P/TSX Composite Index prior to trading on March 22, 2021. The S&P/TSX Composite is the headline index for the Canadian equity market and is the broadest in the S&P/TSX family.

Pure Sunfarms

Throughout 2020 and early 2021, Pure Sunfarms continued seeking opportunities to increase its production, sales, brand awareness and global footprint. A few of the notable accomplishments were:

•	Pure Sunfarms received approval and began shipping in the provinces: Alberta, Saskatchewan, and Manitoba; Pure Sunfarms now sells in 5 of the largest provinces in Canada.
•

Pure Sunfarms received approval from Health Canada to operate the Delta 3 state-of-the-art processing center, which also satisfies full European Union Good Manufacturing Practice compliance and certification requirements.

•	Pure Sunfarms received its cannabis cultivation license from Health Canada to initiate production within its Delta 2 facility, allowing potential expanded capacity as needed.
•	Pure Sunfarms began shipping its first Cannabis 2.0 products, primarily vapes and bottled oil products.
•

Pure Sunfarms entered into an agreement with Medical Cannabis by Shoppers Inc. (“Shoppers”), whereby Pure Sunfarms will supply a range of cannabis products to be made available to Shoppers’ customers. Shoppers is Canada’s leading health, beauty, and convenience retailer.

•	Pure Sunfarms received approval from Health Canada to produce and sell cannabis extract as well as edible and topical cannabis products.
•	Pure Sunfarms entered into an exclusive partnership with White Rabbit for the formulation and manufacture of edible cannabis-infused gummy products using White Rabbit’s proprietary EAT ME Technology.
•

Pure Sunfarms unveiled its first cannabis-infused edible products, Pure Sunfarms Real Fruit Gummies, made using real fruit, containing only natural flavors and colors, and are pectin-based, clean label and vegan.

•	Amendment to its existing bank syndication extending the maturity date from February 2022 to February 2024.

Village Farms Clean Energy

In November 2020, Village Farms Clean Energy entered into a partnership with Mas Energy, LLC to convert the current landfill gas to electricity business to a state-of-the-art landfill gas to high-demand renewable natural gas facility. Mas Energy will design, build, finance, own and operate the Delta RNG Project. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site. The 20-year extension, with a five-year option, commences upon the start-up of the Delta RNG Project commercial operations. We expect that the conversion to the Delta RNG Project will begin mid-2021 with operations to commence in mid-2022. We expect the project to capture the CO2 from the renewable natural gas production process and make it available to Village Farms for producing crops in its three Delta vegetable and cannabis greenhouses.  The reduction in natural gas requirements should decrease the carbon footprint of Village Farms.

International Opportunities

In the third quarter of 2020, the Company acquired minority interests in two international companies, DutchCanGrow (“DCG”) in the Netherlands and Asia-based Altum International Pty Ltd, in order to leverage our experience and expand into international cannabis and CBD opportunities. On February 8, 2021, Village Farms exercised an option to increase the equity investment of Altum from 6.6% to just under 10%.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for each of the three years ended December 31, 2020, 2019 and 2018 presented below reflect the operations of our consolidated wholly- owned subsidiaries, which as of December 31, 2020, does not include our VFH and AVGGH joint ventures. The equity in earnings from those joint ventures is reflected in our net income for each of the three years ended December 31, 2020, 2019 and 2018 presented below. Due to the acquisition of our joint venture, Pure Sunfarms, on November 2, 2020, the equity in earnings from Pure Sunfarms is reflected in our net income for each of the two years ended December 31, 2019 and 2018 as well as the ten months ended November 1, 2020. For the periods November 2 through December 31, 2020, the results of Pure Sunfarms are presented in the operations of our consolidated wholly owned subsidiaries. For information regarding the results of operations from our joint ventures, see “Reconciliation of GAAP Results to Proportionate Results” below.

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2020 (1)	2019	2018
Sales	$170,086	$144,568	$150,000
Cost of sales	(159,126)	(151,913)	(140,683)
Selling, general and administrative expenses	(19,086)	(16,762)	(14,108)
Stock compensation expense	(6,142)	(4,714)	(1,454)
Interest expense	(2,056)	(2,614)	(2,794)
Interest income	625	1,036	311
Foreign exchange (loss) gain	(136)	433	(1,047)
Gain on settlement agreement	4,681	—	—
Gain on acquisition	23,631	—	—
Other income, net	49	268	131
(Loss) gain on disposal of assets	(922)	13,564	—
Loss on write-down of investment	(3,791)	(1,184)	—
Recovery of income taxes	2,790	5,866	2,300
Net income (loss) from consolidated entities	10,603	(11,452)	(7,344)
Equity earnings from unconsolidated entities	1,005	13,777	(171)
Net income (loss)	$11,608	$2,325	$(7,515)
Adjusted EBITDA (2)	$7,411	$851	$2,638
Earnings (loss) per share - basic	$0.20	$0.05	$(0.17)
Earnings (loss) per share - diluted	$0.19	$0.05	$(0.17)

(1)

For the period January 1, 2020 to November 1, 2020, Village Farms share of Pure Sunfarms earnings are reflected in equity in earnings of unconsolidated entities. For the period of November 2, 2020 to December 31, 2020, Pure Sunfarms is fully consolidated in the financial results of the Company.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss), the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms (through November 1, 2020), 65% interest in VFH and 60% interest in AVGGH.

We caution that our results of operations for the three years ended December 31, 2020 may not be indicative of our future performance, particularly in light of the ongoing and developing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2020 and 2019 is included below. The consolidated results include all three of our operating segments (produce, cannabis and energy) along with all public company expenses. Pure Sunfarms was acquired in its entirety on November 2, 2020; from November 2, 2020 through December 31, 2020, the operating results of Pure Sunfarms are consolidated in our Consolidated Statements of Income (Loss), and for the year ended December 31, 2019 and the period January 1, 2020 to November 1, 2020, Pure Sunfarms’ results are included in equity earnings of consolidated entities in our Consolidated Statements of Income (Loss).

We also present a discussion of the full year operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the period of January 1, 2020 to November 1, 2020 and consolidated in our results for the period November 2, 2020 to December 31, 2020. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its flower inventory on-hand on the acquisition date of $5,114, resulting in a $3,295 charge to cost of sales for flower sold in the fourth quarter of 2020 resulting from the revaluation of its flower inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms.

Consolidated Results

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Sales

Sales for the year ended December 31, 2020 increased $25,518, or 18%, to $170,086 compared to $144,568 for the year ended December 31, 2019. Due to the acquisition of Pure Sunfarms on November 2, 2020, Village Farms began fully consolidating operating results of Pure Sunfarms. The increase in sales was primarily due to an increase in supply partner revenues of $14,748, Pure Sunfarms November and December sales of $12,778, partially offset by a decrease in VFCE power sales of ($735) and our own production revenues of ($1,273). The supply partner revenue increase was due to higher volumes, with a 2% increase in tomato pounds sold, a 49% increase in pepper pounds sold, a 35% increase in cucumber pieces and an 83% increase in mini cucumber pounds. The decrease in our own production revenues was due primarily to the closure of the Delta 2 facility, which was optioned to Pure Sunfarms in order to expand its potential cannabis production capacity as needed.

The net price for all tomato pounds sold increased 21% for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by an increase in the average selling price of commodity items, particularly beefsteak and TOVs. Pepper prices increased 17% over the comparable period in 2019, cucumber prices were flat and mini cucumber prices decreased 12% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Cost of Sales

Cost of sales for the year ended December 31, 2020 increased $7,213, or 5%, to $159,126 in comparison to $151,913 for the year ended December 31, 2019, due primarily to an increase in supply partner costs of $13,128, two months of Pure Sunfarms cost of sales of $10,585, partially offset by a decrease in our own production costs of ($15,940) and lower clean energy costs of ($560). The Pure Sunfarms cost of sales of $10,585 includes a non-cash accounting charge of $3,295, as a result of adjusting flower inventory to fair value at the acquisition date.

The increase in year over year supply partner produce costs was due to higher volumes of tomatoes, peppers and cucumbers which also drove higher freight costs. The reduction in our own produce production costs were driven by the closure and transition of the Delta 2 facility to Pure Sunfarms, along with lower costs at our Texas facilities, primarily driven by lower pounds sold and a decrease in the cost per pound produced.

Gross Margin

Gross margin for the year ended December 31, 2020 increased $18,305, or 249%, to $10,960 compared to ($7,345) for the year ended December 31, 2019. Gross margin for 2020 was negatively impacted by the non-cash accounting charge of $3,295 related to adjusting the flower inventory to fair value at the acquisition date. The positive gross margin was driven by an improvement in the produce segment for both our own production and our third-party suppliers, primarily from higher selling prices of tomatoes and higher volume from our third-party suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 increased $2,324, or 14%, to $19,086 in comparison to $16,762 for the year ended December 31, 2019. The increase was primarily due to the inclusion of two months of Pure Sunfarms expenses and an increase in public company costs such as investor relations, legal and regulatory, listing fees and incremental costs of U.S. reporting compliance, partially offset by reductions for company-wide travel-related expenses due to COVID-19.

Stock Compensation Expenses

Stock compensation expenses for the year ended December 31, 2020 was $6,142 compared to $4,714 for the year ended December 31, 2019. The incremental increase in stock compensation is primarily related to the vesting of performance share grants in 2020 that were earned in relation to the acquisition of Pure Sunfarms, as well as the incremental cost of issuing higher valued stock options.

Interest Expense

Interest expense, for the year ended December 31, 2020 decreased $558 to $2,056 compared to $2,614 for the year ended December 31, 2019. The decrease was due to lower interest rates as well as lower debt balances.

Interest Income

Interest income for the years ended December 31, 2020 and 2019 was $625 and $1,036, respectively. During 2020 we stopped accruing interest income for the VFH Grid Loan because repayment has been deemed uncertain as evidenced by the write-downs taken to the loan in 2020.

Gain on Settlement Agreement

On March 2, 2020, pursuant to the settlement agreement with Emerald, Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4,681. The Company recorded this amount as a gain on settlement agreement.

Gain on Acquisition

On November 2, 2020, the Company consummated the Pure Sunfarms Acquisition, pursuant to which the Company acquired 36,958,500 Common Shares of Pure Sunfarms owned by Emerald and increased the Company’s ownership of Pure Sunfarms to 100%. The shares were acquired for a total aggregate purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US $45.0 million) cash payment and the Promissory Note. The acquisition is a business combination and has been accounted for in accordance with the measurement and recognition provisions of ASC Topic 805, Business Combinations. ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. As such, the Company recognized a gain of $23,631 due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at acquisition date.

(Loss) Gain on Disposal of Assets

The Company recognized a loss of ($922) for the year ended December 31, 2020 primarily due to shutting down two of the VFCE generators and fully depreciating the assets in 2020. For the year ended December 31, 2019, the Company recognized a gain of $13,564 primarily from the contribution of one of our greenhouse facilities in Delta, British Columbia to Pure Sunfarms. The gain represents the difference between book value and C$25,000.

Recovery of Income Taxes

Income taxes for the year ended December 31, 2020 was a recovery of $2,790 compared to a recovery of $5,866 for the year ended December 31, 2019. For the twelve months ended December 31, 2020, our effective tax rate, including both current and deferred income taxes, was (39.4%). Our effective tax rate was impacted by a non-taxable gain of $23,631 due to the revaluation of our previously held investment in Pure Sunfarms at acquisition date. Excluding the impact of this non-taxable gain, our effective tax rate was 39.5%. The equity in earnings for our unconsolidated entities, VFH and AVGHH, are all reported post-tax and therefore do not affect our tax calculation. Our share of income for Pure Sunfarms was presented in equity in earnings of unconsolidated entities for 2019 and January 1 to November 1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020.

Equity in Earnings of Unconsolidated Entities

Our share of income from its joint ventures for the year ended December 31, 2020 was $1,005 compared to $13,777 for the year ended December 31, 2019. Our share of income for Pure Sunfarms was presented in equity in earnings of unconsolidated entities for 2019 and from January 1, 2020 to November 1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020. Pure Sunfarms earnings in 2020 decreased from 2019 primarily due to a significant change in the mix of cannabis channel sales from the prior year higher margin wholesale channel sales to a higher proportion of more competitive and lower margin retail sales in 2020. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income

Net income for the year ended December 31, 2020 was $11,608 in comparison to $2,325 for the year ended December 31, 2019. Net income was driven by a significant change in gross profit of $10,960 for the year ended December 31, 2020 as compared to ($7,345) for the year ended December 31, 2019. The gross profit was primarily due to an increase from Pure Sunfarms due to the acquisition on November 2, 2020 and higher supply partner gross profit. Net income was also significantly affected by the 2020 gain in acquisition of Pure Sunfarms of $23,631 and the 2020 gain on the Settlement Agreement of $4,681, partially offset by the ($5,163) 2020 write-down of hemp biomass to net realizable value, the 2020 Pure Sunfarms inventory purchase price non-cash accounting charge of ($3,295), and the 2020 write-off of ($3,791) of the Company’s loan to VF Hemp. The Company’s 2019 net income was affected by the gain on the contribution of the Delta 3 greenhouse to Pure Sunfarms of $13,564.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2020 increased $6,560 to $7,411 compared to $851 for the year ended December 31, 2019, primarily as a result of improved gross margin of the produce segment and inclusion of the operating results of Pure Sunfarms for November 2 through December 31, 2020. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Sales

Sales for the year ended December 31, 2019 decreased ($5,432), or (4%), to $144,568 compared to $150,000 for the year ended December 31, 2018. The decrease in sales was primarily due to a decrease in our own production revenues of ($9,348) partially offset by an increase in supply partner revenues of $5,191. The decrease in our own production revenues of ($9,348) or (12%) was primarily due to a decrease of (8%) in our product volume. The decrease in our own production volume was primarily due to a clean-out in one of our facilities (which did not occur in the three previous years) and ongoing plant disease pressure at our Texas facilities.

The net price for all tomato pounds sold decreased (1.4%) for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to a decrease in the average selling price of the commodity items; beefsteak and TOVs as compared to 2019. The decrease in net price in the commodity item prices was due to the continual push by retailers to lower prices. Pepper prices increased 7% and pepper pounds increased 8% over the comparable period in 2018. Cucumber prices decreased (7%) and cucumber pieces decreased (13%) for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Cost of Sales

Cost of sales for the year ended December 31, 2019 increased $11,230, or 8%, to $151,913 from $140,683 for the year ended December 31, 2018, due to an increase in the 2019 contract sales cost of 11% versus 2018 and an increase in the cost per pound of our own grown product in Texas due to decreased volume and higher labor costs. The increase in labor cost was due to the utilization of higher hourly rate contract laborers versus VFF employees for the 2018/2019 crop as compared to prior years. The decrease in our own production volume was primarily due to ongoing plant disease pressure at our Texas facilities and a clean-out in one of our facilities (which did not occur in the three previous years).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 increased $2,654, or 19%, to $16,762 from $14,108 for the year period ended December 31, 2018. The increase was due to public company costs such as investor relations, legal, listing fees and incremental costs of converting to U.S. GAAP and U.S. reporting compliance.

Stock Compensation Expenses

Stock compensation expenses for the year ended December 31, 2019 was $4,714 from $1,454 for the year ended December 31, 2018. The incremental increase in stock compensation was primarily related to the vesting of performance share grants in 2019 that were earned in relation to developments in Pure Sunfarms, as well as the incremental cost of issuing higher valued stock options.

Interest Expense

Interest expense, for the year ended December 31, 2019 decreased $180 to $2,614 from $2,794 for the year period ended December 31, 2018. The decrease was due to lower debt balances.

Equity in Earnings of Unconsolidated Entities

Our share of income from joint ventures for the year ended December 31, 2019 was $13,777 compared to a loss of ($171) for the year ended December 31, 2018. The increase in income was primarily attributed to Pure Sunfarms having selling operations for the entire year ended December 31, 2019 whereas it started selling operations in October for the year ended December 31, 2018. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Recovery of Income Taxes

Income tax recovery for the year ended December 31, 2019 was a recovery $5,866 compared to a recovery of $2,300 for the year ended December 31, 2018. The increase was due to a decrease in taxable income in year ended December 31, 2019 from the year ended December 31, 2018. Pure Sunfarms, VFH and AVGHH are all reported post-tax and therefore do not affect our tax calculation.

Gain on Disposal of Assets

The Company recognized for the year ended December 31, 2019 a gain of $13,564 primarily from the contribution of one of our greenhouse facilities in Delta, British Columbia to Pure Sunfarms. The gain represents the difference between book value and fair value of C$25,000.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2019 was $2,325 compared to a loss of ($7,515) for the year ended December 31, 2018. The increase was a result as an equity pick-up from Pure Sunfarms, partially offset by an increase in the loss from our produce business.

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

Cannabis Segment Results – Pure Sunfarms

Pure Sunfarms’ comparative analysis are based on the consolidated results of Pure Sunfarms Corp. for the years ended December 31, 2020 and December 31, 2019, not accounting for the percentage owned by Village Farms.  As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized a $3,295 charge to cost of sales in the fourth quarter of 2020 resulting from the revaluation of its flower inventory to fair value at acquisition date. Please see the Reconciliation of U.S. GAAP Results to Proportionate Results for a presentation of Pure Sunfarms’ proportionate results for the years ended December 31, 2020 and December 31, 2019.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Sales

Pure Sunfarms’ net sales for the years ended December 31, 2020 and 2019 was $56,875 and $62,342, respectively, a decrease of (9%). The year-over-year change is primarily due to a change in sales channel mix as 2020 saw an increase in sales to provincial boards (branded sales) which began in September 2019 offset by a decrease in the wholesale channel (non-branded) which had been the company’s sole source of revenue until September 2019. Pure Sunfarms’ sales for the year ended December 31, 2019 included approximately $6,300 of revenue recognized upon the completion of a settlement with Emerald, which represented 2019 production that they did not take under their supply agreement with Pure Sunfarms. Excluding this settlement from 2019 sales, results in a small year on year increase in net sales in 2020 over 2019.

For the year ended December 31, 2020, 54% of revenue was generated from branded flower and pre-roll sales, with an additional 5% from branded cannabis oil and vape pens, which Pure Sunfarms launched in September 2020. Non-branded sales accounted for 41% of revenue in 2020 as compared to 92% in 2019, as Pure Sunfarms moved from a predominantly wholesale market supplier in 2019 to a mixed wholesale and retail market supplier in 2020, primarily as a result of receiving its retail sales license in September 2019.

The net average selling price of branded flower and pre-roll formats in 2020 was lower than 2019 by approximately (38%).  This reduction in sales price was primarily due to the launch and growth of large format sales of $13,317, which Pure Sunfarms began selling in 2020.  The net average selling price of bulk non-branded flower decreased by (65%) as supply levels in the wholesale channels outpaced the growth of demand.

Cost of Sales

Cost of sales for the years ended December 31, 2020 and 2019 was $34,230 (excluding the purchase price flower inventory adjustment of $3,295) and $15,067, respectively, an increase of 127%. Cost of sales for the years ended December 31, 2020 and 2019 was $37,525 (with the purchase price for flower inventory) and $15,067, respectively, an increase of 149%. The increase was primarily driven by an 866% volume increase of branded flower and pre-roll sales which has an incremental cost of production to manufacture over bulk product sold in the wholesale channel. During 2020, the company’s cost of sales also includes a $1,069 inventory write down for distillate oil purchased from third party extraction companies for which the market value has dropped since the initial purchase.

Gross Margin

Gross margin for the year ended December 31, 2020 decreased ($24,630) (excluding the purchase price flower inventory adjustment of $3,295), or (52%), to $22,645 from $47,275 for the year ended December 31, 2019. Gross margin for the years ended December 31, 2020 and 2019 was $19,350 (with the purchase price for flower inventory) and $47,275, respectively, a decrease of (59%). Gross margin for 2020 was impacted by the reduction in average selling price of flower in 2020, supply exceeding demand in the wholesale channels and the $1,069 inventory write-down for distillate oil for which the net realizable value decreased from the initial purchase. The 2019 gross margin benefited from the approximately $6,300 revenue recognition on the Emerald supply agreement settlement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $11,268 and $7,883, respectively, an increase of 43%. The increase was primarily due to incremental year over year expenses for sales, marketing and additional headcount as well as bad debt expense.

Other Income, Net

Other income, net for the years ended December 31, 2020 and 2019 was $3,446 and $26, respectively. During the first quarter of 2020, Pure Sunfarms recognized a $4,330 gain on settlement of net liabilities resulting from the March 2, 2020 Settlement Agreement between Pure Sunfarms, Emerald Health and Village Farms. This gain is derived from Pure Sunfarms’ forgiveness of Emerald’s shareholder loan, including accrued interest, offset by the extinguishment of the Supply Agreement, and a receivable due from Emerald for sales made in the first quarter of 2020 and the entire year of 2019.

Net Income

Net income (with the acquisition charge for inventory) for the years ended December 30, 2020 and 2019 was $7,651 and $27,414, respectively, a decrease of (72%). The decrease was primarily due to the decrease in gross margin for the comparable years.

Adjusted EBITDA

Adjusted EBITDA (excluding the purchase price flower inventory adjustment of $3,295) was $13,329 for the year ended December 31, 2020, a decrease of (67%) from $40,692 for the year ended December 31, 2019. The decrease was primarily due to a lower gross margin from a reduced average selling price and increased costs of sales along with an increase in selling, general and administrative expenses for the year ended December 31, 2020 compared to the same prior year period.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Sales

Pure Sunfarms’ net sales for the year ended December 31, 2019 was $62,342 from $3,691 for the year ended December 31, 2018.  This $58,651 increase was driven by Pure Sunfarms’ completion of the construction and licensing for the Delta 3 cultivation space and ramping up production to full scale. Included in the sales is the amount from the settlement with Emerald.

During 2019, 8% of sold grams went directly to retail, 82% was sold to wholesalers as flower and 10% to wholesalers as trim. The net average selling price of bulk non-branded flower increased by 10% over 2018.

Cost of Sales

Pure Sunfarms’ cost of sales for the year ended December 31, 2019 was $15,067 from $1,154 for the year ended December 31, 2018.  The increase in the cost of sales was primarily due to the increased sales volume and production during 2020.

Selling, General and Administrative Expense

Selling, general, and administrative expenses of Pure Sunfarms for the year ended December 31, 2019 was $7,883 from $2,584 for the year ended December 31, 2018.  The year-over-year increase was mostly related to sales and marketing costs associated with additional sales volume as well as Health Canada Regulatory fees.

Net Income

Net income for the year ended December 31, 2019 was $27,414 versus a loss of ($222) for the year ended December 31, 2018. The increase in net income is directly related to the business becoming fully operational in 2019.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2019 was $40,692 versus $177 for the year ended December 31, 2018. The increase was primarily related to the increase in gross margin.

Liquidity and Capital Resources

Capital Resources

The Company expects to provide or obtain adequate financing to maintain and improve its property, plant, and equipment, to fund working capital produce needs and invest in the growth of Pure Sunfarms for the foreseeable future from cash flows from operations, and as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity financing. On December 31, 2020, we were not in compliance with certain financial covenants under our Term Loan, but we received a waiver from FCC in connection with the annual testing on December 31, 2020. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2021. We can provide no assurance that we will be in compliance or receive a waiver for any non-compliance as of the next annual testing date. See “Risk Factors—We may need additional financing to further develop our business.”

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding December 31, 2020
Operating Loan	C$	13,000		$2,000
Term Loan		$28,690		$28,690
Pure Sunfarms Loans	C$	43,993	C$	43,993
VFCE Loan	C$	1,103	C$	1,103

Term Loan

The Company has a term loan financing agreement with the Farm Credit Canada (“FCC”), a Canadian creditor (“Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $28,690 as of December 31, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of December 31, 2020 and 2019, borrowings under the Term Loan agreement were subject to an interest rate of 3.79% and 6.39% respectively.

As collateral for the Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the Term Loan therein. The carrying value of the assets and securities pledged as collateral as of December 31, 2020 and 2019 was $125,962 and $155,548, respectively.

VFCE Loan

The Company’s subsidiary VFCE has a loan agreement with a Canadian Chartered Bank that includes a non-revolving fixed rate loan of C$3.0 million with a maturity date of June 2023 and fixed interest rate of 4.98%. As of December 31, 2020 and 2019, the balance was US$797 and US$1,066, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to C$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to C$700 to support financing of certain capital expenditures. The Company received an initial advance of C$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of C$ prime rate plus 200 basis points. As of December 31, 2020 and 2019, the balance was US$69 and US$106, respectively.

Pure Sunfarms Loans

On February 7, 2019, Pure Sunfarms entered into a credit agreement with BMO, as agent and lead lender, and FCC, as lender, in respect of a C$20,000 secured non-revolver term loan (the “PSF Credit Facility). The PSF Credit Facility was amended and has a maximum capacity of C$19,000 as of December 31, 2020. The PSF Credit Facility, which was amended on March 10, 2021 and matures on February 7, 2024, is secured by the Delta 2 and 3 greenhouse facilities and contains customary financial and restrictive covenants. The outstanding amount on the PSF Credit Facility was US$13,385 on December 31, 2020.

On April 2, 2020 and amended on March 10, 2021, the Company’s subsidiary Pure Sunfarms entered into a C$25 million term loan (the “PSF Term Loan”) at Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. The term loan has a maximum availability of C$25.0 million as of December 31, 2020. The outstanding amount on the PSF Term Loan was US$16,535 on December 31, 2020.

On December 20, 2020, Pure Sunfarms entered into a C$6,250,000 non-revolving demand loan at prime interest plus 3.75% with a Canadian Chartered Bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 relief, requires interest only payments monthly for the first twelve months, and commencing December 31, 2021 and maturing December 31, 2031, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was US$4,905 on December 31, 2020.

Pure Sunfarms entered into a revolving line of credit (the “PSF Revolving Line of Credit”) on June 30, 2020 with a Canadian chartered bank up to a maximum of $15,000. Interest is payable at the Canadian prime rate plus an applicable margin. As of December 31, 2020, no advances were made on the PSF Revolving Line of Credit. On December 31, 2020, the Company had outstanding a $4,039 letter of credit issued to BC Hydro against the PSF Revolving Line of Credit.

Operating Loan

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to C$13,000, less outstanding letters of credit totaling US$150 and C$38, and variable interest rates with a maturity date on February 7, 2024. The Operating Loan is subject to margin requirements stipulated by the bank. As of December 31, 2020 and December 31, 2019, the amount drawn on this facility was US$2,000.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of December 31, 2020 and 2019 was $23,443 and $24,915, respectively.

Emerald Promissory Note

The Company had a note payable due to Emerald of C$19.9M (US$15,237), plus accrued interest included in the statements at December 31, 2020 that the Company originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald Health in full on February 5, 2021.

Accrued interest payable on the credit facilities and loans as of December 31, 2020 and 2019 was $189 and $162, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

Equity Offerings

The Company closed equity offerings on March 24, 2020, September 10, 2020, and January 20, 2021. The March 24, 2020 public offering raised C$10,711 (net proceeds) through the issuance of 3,593,750 Common Shares at a price of C$3.20 per Common Share. The September 10, 2020 offering raised US$49,800 through the issuance of 9,396,226 Units with each Unit consisting of one Common Share at a price of US$5.30 per share and one-half of a Warrant at an exercise price of US$5.80, and on January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate 10,887,097 Common Shares at a purchase price of US$12.40 per unit for gross proceeds of approximately US$135 million.

Summary of Cash Flows

	For the Year Ended December 31,
(in Thousands)	2020	2019
Cash beginning of year	$11,989	$11,920
Net cash flow provided by/(used in):
Operating activities	5,678	(14,387)
Investing activities	(51,230)	(16,838)
Financing activities	58,608	31,387
Net cash increase for the year	13,056	162
Effect of exchange rate changes on cash	634	(93)
Cash, end of the year	$25,679	$11,989

Operating Activities

For the years ended December 31, 2020 and 2019, cash flows from operating activities before changes in non-cash working capital were ($3,609) and ($19,631), respectively. The improvement in cash flows from operating activities was primarily attributable to an increase in year over year gross margin which contributed to an elevation in our net income, adjusted for non-cash expenses.

Investing Activities

For the years ended December 31, 2020 and 2019, cash flows used in investing activities were ($51,230) and ($16,838), respectively.  The 2020 investing activities consist primarily of $34,603 in net acquisition costs for Pure Sunfarms, $11,713 invested in Pure Sunfarms for its Delta 2 facility conversion and $1,226 invested in our two minority cannabis investments, DutchCanGrow and Altum. The advances to joint ventures for the year ended December 31, 2019 were $13,323 to VF Hemp and $1,184 to AVGGH.

Financing Activities

For the years ended December 31, 2020 and 2019, cash flows provided by financing activities were $58,608 and $31,387, respectively. The year over year increase is primarily due to 2020 net proceeds from the issuance of common stock and warrants of $53,919, predominately used to finance the acquisition of the remaining shares of Pure Sunfarms and net debt borrowings of $4,327; in 2019, the cash provided by financing activities primarily consisted of the net proceeds from the issuance of common stock of $34,226 and net debt payments of ($3,423).

Contractual Obligations and Commitments

Information regarding our contractual obligations as at December 31, 2020 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$68,581	$5,572	$33,412	$24,856	$4,741
Line of credit	2,000	2,000	—	—	—
Trade payables	15,064	15,064	—	—	—
Accrued liabilities	22,438	22,438	—	—	—
Note payable	15,314	15,314	—	—	—
Lease liabilities	3,997	1,335	1,969	512	181
Other liabilities	25,856	—	25,856	—	—
Total	$153,250	$61,723	$61,237	$25,368	$4,922

As of December 31, 2020, Pure Sunfarms had a service agreement with an unrelated party. In the event Pure Sunfarms terminates the agreement, Pure Sunfarms would be required to pay the counterparty a C$1.0 million termination fee. This is considered a commitment.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity in earnings of the Pure Sunfarms) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, stock compensation, and gains and losses on asset sales. Adjusted EBITDA is a cash flow measure that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance or to cash flows from operating, investing, and financing activities as measures of liquidity and cash flows. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the Pure Sunfarms and VFH and AVGGH (“Hemp”) operations), are presented in the table Reconciliation of GAAP to Proportionate Results below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represent a significant percentage of our net income.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2020 (1)	2019	2018
Net income (loss)	$11,608	$2,325	$(7,515)
Add:
Amortization	6,527	7,442	7,103
Foreign currency exchange loss (gain)	136	(433)	1,047
Interest expense, net	1,431	1,578	2,483
Recovery of income taxes	(2,790)	(5,866)	(2,300)
Stock based compensation	6,142	4,714	1,454
Interest expense for JVs	774	811	72
Amortization for JVs	1,503	1,227	209
Foreign currency exchange loss (gain) for JVs	120	(2)	92
Provision for (recovery of) income taxes for JV's	1,600	6,575	(55)
Gain on acquisition	(23,631)	—	—
Gain on settlement agreement	(4,681)	—	—
Loss on inventory write-down to net realizable value	3,275	—	—
Acquisition purchase price adjustment	3,295	—	—
Gain on settlement of net liabilities from JV	(2,496)	—	—
Loss (gain) on disposal of assets	819	(13,564)	—
Loss on joint ventures	3,791	—	—
Adjustment to reflect true economic value for Pure Sunfarms (1)	(12)	(3,956)	48
Adjusted EBITDA (2)	$7,411	$851	$2,638
Adjusted EBITDA for JV's (See table below)	$5,663	$18,432	$195
Adjusted EBITDA excluding JV's	$1,748	$(17,581)	$2,443

Notes:

(1)

For the period January 1, 2020 to November 1, 2020, our share of Pure Sunfarms earnings is reflected in equity in earnings of unconsolidated entities. For the period of November 2, 2020 to December 31, 2020, Pure Sunfarms is fully consolidated in the financial results of the Company.

(2)

The GAAP treatment of our equity earning of Pure Sunfarms is different than under IFRS. Under GAAP the Emerald shares held in escrow are not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for January through March of 2018 and March through November of 2020 was higher than its economic interest of 50%. Accordingly, for those periods with a higher deemed ownership percentage, we received a higher allocation of profits and losses during the periods in which there were outstanding escrow shares that were not yet paid for by Emerald. The effective profit and loss allocation – on a weighted average basis in 2020 was 64.8%, and in 2019 was 57.9%, and in 2018 was 52.2%.

(3)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss), the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms (through November 1, 2020), 65% interest in VFH and 60% interest in AVGGH.

Breakout of JV Adjusted EBITDA	For the Year Ended December 31,
(in thousands of U.S. dollars)	2020	2019	2018
Pure Sunfarms Adjusted EBITDA	$6,078	$20,558	195
VFH Adjusted EBITDA	(415)	(2,106)	—
AVGGH Adjusted EBITDA	—	(20)	—
Total JV Adjusted EBITDA	$5,663	$18,432	$195

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VFH and AVGGH (“Hemp”) operations). The tables reflect the full statements of income for Pure

Sunfarms, VFH and AVGGH multiplied by the ownership percentage of the Company (versus presenting the results of these joint ventures in Equity in Earnings of Unconsolidated Entities) :

	For the Year Ended December 31, 2020
	Produce	Cannabis (1)	Hemp (1)	Total
Sales	$157,307	$38,398	$226	$195,931
Cost of sales	(148,540)	(26,343)	(472)	(175,355)
Selling, general and administrative expenses	(16,688)	(7,435)	(410)	(24,533)
Stock compensation expense	(6,142)	—	—	(6,142)
Gain on acquisition	23,631	—	—	23,631
Gain on settlement agreement	4,681	—	—	4,681
Gain on settlement of net liabilities	—	2,496	—	2,496
Loss on inventory write-down to net realizable value	—	—	(3,275)	(3,275)
Loss on joint venture sales	(3,791)	—	—	(3,791)
Gain (loss) on disposal of assets	(922)	5	99	(818)
Other income (expense) net	(403)	(1,861)	(143)	(2,407)
Recovery of (provision for) income taxes	2,389	(1,199)	—	1,190
Net income (loss)	$11,522	$4,061	$(3,975)	$11,608
Adjusted EBITDA (2)	$(995)	$8,821	$(415)	$7,411
Earnings (loss) per share – basic	$0.20	$0.07	$(0.07)	$0.20
Earnings (loss) per share – diluted	$0.19	$0.07	$(0.06)	$0.19

	For the Year Ended December 31, 2019
	Produce	Cannabis (1)	Hemp (1)	Total
Sales	$144,568	$37,000	$69	$181,637
Cost of sales	(151,913)	(9,009)	(1,682)	(162,604)
Selling, general and administrative expenses	(16,762)	(4,568)	(591)	(21,921)
Stock compensation expense	(4,714)	—	—	(4,714)
Loss on joint venture loans	(1,184)		—	(1,184)
Gain on disposal of assets	13,564	(78)	—	13,486
Other income (expense) net	(877)	(497)	(298)	(1,672)
Recovery of income taxes	5,866	(6,572)	3	(703)
Net income (loss)	$(11,452)	$16,276	$(2,499)	$2,325
Adjusted EBITDA (2)	$(17,581)	$20,558	$(2,126)	$851
Earnings (loss) per share – basic	$(0.23)	$0.33	$(0.05)	$0.05
Earnings (loss) per share – diluted	$(0.22)	$0.32	$(0.05)	$0.05

	For the Year Ended December 31, 2018
	Produce	Cannabis (1)	Hemp (1)	Total
Sales	$150,000	$1,845	$—	$151,845
Cost of sales	(140,683)	(576)	—	(141,259)
Selling, general and administrative expenses	(14,108)	(1,349)	—	(15,457)
Stock compensation expense	(1,454)	—	—	(1,454)
Write down of investment	—	—	—	—
Gain on disposal of assets	—	—	—	—
Other income (expense) net	(3,399)	(146)	—	(3,545)
(Provision for) recovery of income taxes	2,300	55	—	2,355
Net income (loss)	$(7,344)	$(171)	$—	(7,515)
Adjusted EBITDA (2)	$2,443	$195	—	2,638
Earnings (loss) per share – basic	$(0.17)	$0.00	—	$(0.17)
Earnings (loss) per share – diluted	$(0.17)	$0.00	—	$(0.17)

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

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures”. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Consolidated Adjusted EBITDA includes our majority non-controlling interest Pure Sunfarms (through November 1, 2020), our 65% interest in VFH and our 60% interest in AVGGH.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, or expense being reported.

Inventories

Inventories, consisting of available for sale flower and trim, distillate oil, crop inventory, work-in-process capitalized costs and purchased produce inventory are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Other inventory, including seed, packaging materials and spare parts are valued at the lower of cost or net realizable value. Inventoriable costs are expensed to cost of goods sold on the consolidated statement of income (loss) in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. The Company uses information available to it to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair value of licenses is determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with      the licenses. The estimated fair value of the brand is determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired plant, property and equipment and software is generally valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of acquisition will be recorded in the period the adjustments arise.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Revenue Recognition

Following the adoption of ASC 606 on January 1, 2018 using the modified retrospective transition approach the Company now recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In order to achieve this core principle, the Company applies a five-step process. The Company generates its revenue through the sale of grown produce and third-party produce, with standard shipping terms and discounts, and through the production and sale of power. The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders they receive from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods, and their performance obligation is complete. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring product. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer were unable to pay amounts due. The Company initially estimates the allowance required at the time of revenue recognition based on historical experience and makes changes to the allowance based on various factors, including changes in the customer’s financial condition or payment patterns.

Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods. The amount of revenue recognized is reduced by excise duty, estimated returns and other customer credits, such as discounts and rebates.

Under bill-and-hold arrangements – whereby the Company bills a customer for product to be delivered at a later date – control typically transfers when the product is still in our physical possession, and title and risk of loss has passed to the customer. Revenue is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met. The Company sells electricity to British Columbia Hydro and Power Authority. Revenues are recognized as the electricity is delivered to/consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption. The

Company has elected to exclude taxes collected from its customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price.

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

The Company evaluates uncertain income tax positions in a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher, the net income during the years ended December 31, 2020 and 2019 would have been lower by $241 and $164, respectively. This represents $241 and $164 in increased interest expense for the years ended December 31, 2020 and 2019, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2020 and 2019, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7847 and C$1.00 = US$0.7682, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2020 and December 31, 2019 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2020	December 31, 2019
Financial assets
Cash and cash equivalents	$2,650	$1,081
Trade receivables	1,988	218
JV notes receivable	—	2,007
Inventories	4,122	—
Prepaid and deposits	622	—
Financial liabilities
Trade payables and accrued liabilities	(3,596)	(351)
Loan payable	(4,510)	(153)
Deferred Tax Liability	(2,103)	—
Net foreign exchange gain	$(827)	$2,802

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

Disclosure Controls

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of our Board of Directors as of March 12, 2021, positions and their respective ages on that date were:

Name	Age	Position
Michael A. DeGiglio	65	Director, Chief Executive Officer and President
John R. McLernon	80	Chairman
Christopher C. Woodward	64	Director, Compensation Committee Chair, Audit Committee
John Henry	73	Director, Audit Committee Chair
David Holewinski	81	Director, Compensation Committee, Audit Committee
Stephen C. Ruffini	61	Director, Chief Financial Officer and Executive Vice President

No Family Relationships

There are no family relationships between any director and executive officer.

Business Experience and Background of Directors and Executive Officers

We believe that all the current members of our Board of Directors possess the professional and personal qualifications necessary for board service. The principal occupation and business experience, for at least the past five years of each current director is as follows:

Michael A. DeGiglio is a founder of Village Farms International through predecessor companies and has served as its Director and Chief Executive Officer since its inception in 1989. Mr. DeGiglio joined EcoScience Corporation (NASDAQ) a bio-technology company, in November 1992 upon its acquisition of Agro-Dynamics Inc., a company Mr. DeGiglio founded in 1984 and where he served as President since its inception. Additionally, he served as President and Chief Executive Officer of EcoScience from 1995 until its merger with Village Farms in 1999. Prior to commencing his business career in 1983, Mr. DeGiglio served on active duty in the United States Navy from 1976 through 1983, and in the Naval Air reserves from 1983 through 2001, retiring at the rank of Captain. Throughout his Naval career, Captain DeGiglio held multiple Department head positions, successfully completed a tour as Commanding Officer of a jet squadron, performed multiple tours overseas, accumulated over 5,000 hours of military flight time, and completed numerous senior management and military courses. Mr. DeGiglio received a Bachelor of Science degree in Aeronautical Science from Embry Riddle Aeronautical University (ERAU) in Daytona Beach, Florida. He has served as the former Chairman of the Presidential Advisory Board of ERAU.

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

Christopher C. Woodward has been a Director of the Company since 2006. Mr. Woodward serves as chair or director of a number of private and public companies as well as charitable institutions. These include the P.A. Woodward Medical Foundation, Brentwood College and Cambie Surgeries Corp. He is currently Chair of the Keg Royalty Trust, Director of the Great Western Brewery and he is past Chair of the Vancouver Coastal Health Authority. Mr. Woodward received his Bachelor of Arts (Economics) degree from the University of Western Ontario.

John P. Henry has been a director of the Company since 2006. From 1981 to 2000, Mr. Henry was employed by Ocean Spray Cranberries, Inc. (“Ocean Spray”), retiring as Senior Vice-President of Grower Relations and Chief Financial Officer in 2000. Ocean Spray grew from $400 million to $1.3 billion in revenues during his tenure. Mr. Henry also served as a Director of Nantucket Allserve Inc., a majority owned subsidiary of Ocean Spray. From 1980 to 1981, he was Chief Financial Officer of Castle Toy Co, Inc., and prior to that, Mr. Henry was employed by Laventhol and Horwath providing auditing, consulting, and tax services to large public and private companies. He received a Bachelor of Science degree in Business Administration and a Master in Taxation degree from Bryant College in Smithfield, Rhode Island. Mr. Henry is a non-practicing Certified Professional Accountant in the State of Rhode Island.

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

Stephen C. Ruffini has been a Director of the Company since 2014 and Chief Financial Officer of the Company since 2009. From 2001 to 2005, Mr. Ruffini was a Director and Chief Financial Officer of HIT Entertainment, Ltd., which was the preeminent young children’s entertainment company listed on the London Stock Exchange. From 2006 to 2008, he was the Chief Financial Officer of Performing Brands, which was a publicly listed U.S. company in the beverage industry. He was a Tax Manager with Arthur Andersen from 1984 to 1993. Mr. Ruffini has a Master of Business Administration degree from the University of Texas and a Bachelor of Business Administration degree from Southern Methodist University.

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers have not been involved in any bankruptcy, criminal convictions or proceedings, order or judgement or decree limiting the person from engaging in any type of business or securities, nor found by a court or the SEC to have violated a Federal or state securities law nor found by a court or the Commodity Futures Trading Commission to have violated any Federal commodities law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and executive officers, we believe that all the Section 16(a) filing requirements for our executive officers, directors and greater than 10% shareholders for the year ended December 31, 2020 were filed in a timely manner, except for Stephen C. Ruffini who reported one late transaction on one late Form 4 (filed with the SEC on November 2, 2020).

Code of Ethics

We have adopted a code of ethics that applies to all our employees, officers, and directors, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our website at http://www.villagefarms.com under the Corporate Governance section of our Investor Relations page. We intend to disclose future amendments to, or waiver of, a provision of our code of ethics to our directors or executive officers on our website.

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

The Audit Committee consists of three directors: Mr. Henry (Chair), Mr. Woodward and Mr. Holewinski. The Board has determined that each member of the Audit Committee is “independent” and an “audit committee financial expert” within the meaning of applicable securities laws and stock exchange listing rules.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

We are currently considered an “emerging growth company” and a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table for two years for three “Named Executive Officers” with respect to 2020. The Summary Compensation Table below provides a summary of compensation earned by each of our chief executive officer, our chief financial officer, and our next-most highly compensated employee in 2019 and 2020 (collectively, the “Named Executive Officers” or “NEOs”), as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K.

Name and Principal Position	Year	Salary		Bonus	Share-Based Awards(1)	Option- Based Awards		All Other Compensation		Total Compensation
Michael A. DeGiglio,	2020	$661,250		—	$2,530,000	$903,000	(2)	$25,642	(3)	$4,119,892
Chief Executive Officer	2019	$661,250		—	$543,407	$798,525	(2)	$25,713	(3)	$2,028,895
Stephen C. Ruffini,	2020	$402,500		—	$1,395,000	$694,000	(4)	$3,857	(5)	$2,495,357
Executive Vice President and Chief Financial Officer	2019	$402,500		—	$543,407	$798,525	(4)	$21,582	(5)	$1,766,014
Mandesh Dosanjh,	2020	$270,963	(6)	$65,581	$1,305,480	—		$—		$1,642,024
President and CEO - Pure Sunfarms	2019	$—		—	—	—		$—		$—

(1) The amounts listed in this column represent the grant date fair value of the performance-based restricted share units granted to Named Executive Officers in 2020 and 2019, some of which have vested based on performance events involving our cannabis subsidiary and have been settled in Common Shares and some of which are still unvested and will only vest if certain performance events are achieved. The grant date fair value is calculated based on the number of performance-based restricted share units granted multiplied by the price of the Common Shares on the date of grant, converted into United States dollars based on the Bank of Canada closing exchange rate on the grant date.

(2) Mr. DeGiglio received a grant of 300,000 options in September 2020 and a grant of 100,000 options in March 2019, the amounts listed in this column represent the grant date fair value of the options as calculated using the Black-Scholes option pricing model resulting in a value of US$3.01, for 2020, and US$7.985, for 2019, per option.

(3) Mr. DeGiglio received a $24,000 auto allowance and $1,642 in employer 401(k) matches during 2020 and a $24,000 auto allowance and $1,713 in employer 401(k) matches during fiscal 2019.

(4) Mr. Ruffini received a grant of 200,000 options in June 2020 and a grant of 100,000 options in March 2019, the amounts listed in this column represent the grant date fair value of the options as calculated using the Black-Scholes option pricing model resulting in a value of US$3.47, for 2020, and US$7.985, for 2019, per option.

(5) Mr. Ruffini received $3,857 and $4,025 in employer 401(k) matches during fiscal 2020 and 2019, respectively. Additionally, Mr. Ruffini received a distribution from our 409A Plan of $17,557 in 2019, which represents prior year wages that Mr. Ruffini deferred into a future period pursuant to the executive deferral plan.

(6) Mr. Dosanjh became a reportable employee of the Company upon the completion of the Pure Sunfarms acquisition on November 5, 2020. For the Summary Compensation Table his entire compensation for 2020 has been reported. Mr. Dosanjh had a full year 2020 and 2019 salary of C$345,000 and was paid a 2020 bonus of C$83,500, which have been converted into United States dollars at the weighted average 2020 exchange rate of .7853 Canadian dollars to one USD.

Narrative Description of Summary Compensation Table

Total compensation paid to the Named Executive Officers is comprised of three principal components: salary, bonus and equity-based awards (performance share grants and options). Salary is generally fixed and does not vary based on our financial or operational performance. Bonuses, which have not been paid in over three years, to the Company’s CEO and CFO are primarily based on the qualitative objective of exceeding our operating budget for a given fiscal year. Mr. Dosanjh’s bonus is based on a percentage of his salary. Equity based compensation is two-fold: options are granted at the Compensation Committee’s discretion with a 3-year vesting schedule (33% per year) and performance stock grants are awarded to the NEOs based on specific short term or longer-term achievement of certain strategic objectives. Our Compensation Committee reviews total compensation, including a review by an outside compensation consulting firm, to see if NEOs’ compensation packages are in line with peer companies. For calendar years 2020 and 2019, the Compensation Committee determined that our NEO compensation program was generally competitive with the members of our peer group.

All Other Compensation

The Company maintains a 401(k) Retirement Plan (the “401(k) Plan”) covering all of its eligible employees. Matching contributions made by the Company are determined based on our matching of 25% of up to 4% of an eligible employee’s contribution to the 401(k) Plan. The Company also maintains a Section 409A deferral compensation plan (the “409A Plan”) allowing NEO and other executives to defer a portion of their base salary to future years. There is no matching employer contribution to our 409A Plan. Any compensation shown in the Summary of Compensation Table represents base compensation from prior years paid in the year shown. Additionally, the Company paid an auto allowance to Mr. DeGiglio as shown in the Summary Compensation Table.

Employment Agreements

Each employment agreement contains standard terms for nondisclosure of proprietary information, inventions assignment and non-competition terms, as well as, if necessary, complying with Section 409A(a)(2)(B) of the Internal Revenue Code which may cause the delay of any severance payments until the first business day of the seventh month following termination.

Employment Agreement – Mr. DeGiglio

Mr. DeGiglio’s current employment agreement became effective July 13, 2020 for a term of three years, and it expires on July 12, 2023. Under the terms of the employment agreement, Mr. DeGiglio’s employment term will be automatically extended for a one-year period effective on June 25, 2023, unless the Company provides 90-day advance notice of non-renewal, which will be treated as termination without cause. Under the employment agreement, Mr. DeGiglio is entitled to receive a base salary of $661,250. Effective on January 1, 2021, Mr. DeGiglio’s base salary increased to $707,538 (with subsequent annual reviews for increases but not decreases as the Compensation Committee determines) and he will be eligible to earn annual short term and long term incentive plans (bonuses) each up to 100% of Mr. DeGiglio’s then base salary based on performance goals determined by the Compensation Committee. Mr. DeGiglio also receives a monthly auto allowance of $2,000. Additionally, Mr. DeGiglio is entitled to six weeks of vacation and also entitled to participate in the Compensation Plan (as defined below), which provides for grants of options and other awards, as well as participation in our 401(k) Plan and Section 409A Plan and other welfare benefit plans including health and dental.

Pursuant to Mr. DeGiglio’s employment agreement, Mr. DeGiglio is entitled to receive severance benefits in the following manner. If Mr. DeGiglio were to die or become disabled during the term of his employment agreement, he would be entitled to receive his base salary and benefits for the greater of the remaining term of the agreement or 12-months. Mr. DeGiglio is also entitled to a lump sum payment of 36 months of his then base salary and a pro-rata short-term bonus amount payable within thirty days of his last date of employment, if terminated without Cause or if Mr. DeGiglio resigns for Good Reason. Under the agreement, the Company can terminate Mr. DeGiglio for cause with no severance payments.

Mr. DeGiglio may terminate his employment agreement for Good Reason by providing the Board with a 30-day notice. “Good Reason” under the agreement means (i) a change materially adverse to Mr. DeGiglio’s position, functions, powers, or responsibilities, (ii) a breach of the employment agreement by the Company, (iii) a change in location which is more than a 35-mile commute from Mr. DeGiglio’s current commute or (iv) a change in control of the Company.

Employment Agreement – Mr. Ruffini

Mr. Ruffini’s employment agreement became effective June 1, 2020 for a term of three years and one month ending on June 30, 2023. The employment agreement entitles Mr. Ruffini to receive a base salary of $400,000. Effective on April 1, 2021, Mr. Ruffini’s base salary will increase to $440,000 (subject to further increases but not decreases as the Board shall determine) and he will be eligible to earn an annual bonus opportunity of up to 50% of Mr. Ruffini’s then base salary based on quantitative and qualitative performance goals determined by the Chief Executive Officer and/or the Compensation Committee. Pursuant to the employment agreement, Mr. Ruffini also received an option grant on June 1, 2020 to acquire up to 200,000 Common Shares, with a three-year vesting schedule. Additionally, Mr. Ruffini is entitled to four weeks of vacation and entitled to participate in the Compensation Plan, which provides for grants of options and other awards, as well as in our 401(k) Plan and Section 409A Plan and other welfare benefit plans including health and dental.

Pursuant to Mr. Ruffini’s employment agreement, Mr. Ruffini is entitled to receive severance benefits in the following manner. If Mr. Ruffini were to die or become disabled during the term of his employment agreement, he is entitled to receive his base salary and benefits for the greater of the remaining term of the agreement or 12-months. Mr. Ruffini is also entitled to a lump sum payment of 18 months of his then base salary and a pro-rata bonus amount payable within thirty days of his last date of employment, if terminated without Cause or if Mr. Ruffini resigns for Good Reason, as well participation in any welfare benefit plans for an 18-month period. Mr. Ruffini, as a result of termination without cause or death or disability or good reason, is entitled to a prorated bonus for the portion of the calendar year he was employed. The Company may terminate Mr. Ruffini for cause with no severance payments.

Mr. Ruffini may also terminate his employment agreement for Good Reason by providing the Chief Executive Officer and Chairman of the Board with a 30-day notice. “Good Reason” under the agreement means (i) a change materially adverse to Mr. Ruffini’s position, functions, powers, or responsibilities, (ii) a breach of the employment agreement by the Company, (iii) a change in location of the Company’s Lake Mary, Florida office that causes Mr. Ruffini an additional 15-mile commute or (iv) a change in control of the Company.

Employment Agreement – Mr. Dosanjh

Mr. Dosanjh’s employment agreement as President and CEO of Pure Sunfarms was effective November 5, 2020. For purposes of his employment and participation in the Company’s health and welfare benefit plans and pension plans, the Company recognizes Mr. Dosanjh’s effective start date with Pure Sunfarms on October 1, 2018. The employment agreement entitles Mr. Dosanjh to receive an increase in his base salary, effective on January 1, 2021 to $400,000 and an opportunity to earn a short-term incentive plan (bonus) of up to 80% of Mr. Dosanjh’s then base salary. Additionally, as part of his employment agreement, Mr. Dosanjh received a grant of performance-based restricted share units pursuant to the Compensation Plan, the vesting of the performance-based shares is subject to the achievement of certain performance standards. If Mr. Dosanjh remains employed after October 1, 2021, Mr. Dosanjh will, subject to his continued employment on the applicable grant date, be eligible to participate in the

Compensation Plan, which provides for grants of options and other awards.  Mr. Dosanjh also will participate in our other health and welfare benefit plans.

Pursuant to Mr. Dosanjh’s employment agreement, Mr. Dosanjh is entitled to receive severance benefits in the following manner. If Mr. Dosanjh were to die or become disabled during the term of his employment agreement, he is entitled to receive his base compensation and benefits up to that date. Mr. Dosanjh is entitled to payments equal to 18 months of his then base salary payable in equal installments over a one-year period, if terminated without cause. Mr. Dosanjh, as a result of termination without cause is also entitled to a prorated bonus for the portion of the calendar year he was employed. The Company may terminate Mr. Dosanjh for cause with no severance payments and Mr. Dosanjh may terminate his employment with the Company by providing the Chief Executive Officer with 90-days’ notice.

In the event of a change of control of the Company, Mr. Dosanjh is entitled to a lump sum payment equal to 24-months of his base salary, if the Company terminates his employment within 180 days of the change in control event and would not be entitled to any annual or prorated bonus for any portion of the calendar year he was employed.

Share-Based Compensation Plan

The Company adopted an equity compensation plan (the “Compensation Plan”), effective December 31, 2009, on completion of its conversion into a corporation, in order to attract and retain directors, officers, employees and service providers to the Company and to motivate them to advance the interests of the Company by affording them with the opportunity to acquire an equity interest in the Company. The Compensation Plan has been drafted to comply with the policies of the TSX. The Compensation Plan must be approved by shareholders every three years and was most recently approved by the Shareholders on June 14, 2018.

As of December 31, 2020, the total number of Common Shares subject to both outstanding awards and awards available for issuance by the Company under the Compensation Plan was 6,691,181. As of December 31, 2020, there were 3,936,322 awards outstanding under the Compensation Plan, comprised of 3,067,322 options and 869,000 performance-based restricted share units, representing approximately 6% of the issued and outstanding Common Shares of the Company at such time. At December 31, 2020, there were 2,754,859 Common Shares remaining available for future issuance under the Compensation Plan, representing approximately 4% of the issued and outstanding Common Shares of the Company at such time.

The TSX permits the adoption of a “rolling” type of security-based compensation plan whereby the number of Common Shares available for issuance under the plan will not be greater than a rolling maximum percentage of the outstanding Common Shares. The Compensation Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Compensation Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. The purpose of adopting a “rolling” type of security-based compensation plan is to ensure that a sufficient number of Common Shares remain issuable under the Compensation Plan to meet the overall objective of the plan. Any exercise, redemption, expiry or lapse of awards will make new grants available under the Compensation Plan effectively resulting in a “re-loading” of the number of awards available to be granted.

The Compensation Plan is an omnibus share-based compensation plan, pursuant to which the Company is authorized to award options, stock appreciation rights, deferred share units, restricted share units (performance-based), restricted stock and other share-based awards, which may be settled in Common Shares issued from the treasury or in cash. To date, only options and performance-based restricted share units have been awarded under the Compensation Plan.

An option is a right to purchase a Common Share for a fixed exercise price. A stock appreciation right is a right to either a cash payment or the issuance of Common Shares with a market price equal in value to the difference between the exercise price and the fair market value of a Common Share. A stock appreciation right may be granted in relation to an option or on a stand-alone basis.  A deferred share unit is a right to a Common Share or a cash payment equal to the fair market value of a Common Share redeemable only after the participant has ceased to hold all positions with the Company and its affiliates. A restricted share unit is a right to a Common Share or a cash payment equal to the fair market value of a Common Share redeemable after the passage of time, the achievement of performance targets or both. A restricted stock is a Common Share issued to a participant subject to conditions which may include the passage of time, the achievement of performance targets or both. Any voting rights and entitlements to dividends in respect of restricted stock will be determined by the Board on the date of grant and will be set out in the applicable award agreement.

When dividends are paid on the Common Shares, an additional number of restricted share units and deferred share units, as the case may be, will be credited to the eligible holder thereof. The additional units credited will be determined as the amount of the dividend multiplied by the number of restricted share units or deferred share units, as the case may be, credited to the eligible holder thereof at the record payment date, and divided by the market price of a Common Share on the dividend payment date.

The Compensation Plan authorizes the Board (or a committee of the Board if so authorized by the Board) to grant awards to “Eligible Persons”. Eligible Persons are directors, officers, employees, consultants, management, company employees and any other service providers of the Company or its affiliates (as determined by the Board).

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

Options will vest as to one-third (1/3rd) on each of the first three anniversaries of the date of grant (subject to the terms of the Compensation Plan). Unless otherwise specified by the Board at the time an option or stock appreciation right is granted under the Compensation Plan, the term of the option or stock appreciation right will be ten (10) years from the date of the grant (which is the maximum allowable term under the Compensation Plan), unless the expiry of the term falls during a blackout (or within ten (10) business days following the end of a blackout) from trading in the securities of the Company imposed on certain persons including the optionee or stock appreciation right holder pursuant to any policies of the Company; and where such a blackout applies, the expiry of the term of the option or stock appreciation right shall automatically be extended to ten (10) business days following the end of the blackout.

Subject to the terms of the award agreement and the discretion of the Company to accelerate the vesting of an award, or extend the term of an award (but not to later that the original expiry date of the awards), awards will terminate immediately upon the holder ceasing to be an Eligible Person, provided however, in the event of: (i) death, the vested award continues to be exercisable or redeemable for a period up to six (6) months from the date of death, or (ii) termination without cause or resignation, the vested award continues to be exercisable or redeemable for a period up to ninety (90) days from the date of termination. No award is exercisable or redeemable following expiry of the term.

For stock appreciation rights which are not granted in relation to an option and for all other awards, the terms and conditions, including the vesting, redemption and expiry terms (as applicable), will be set out in the applicable award agreement or as otherwise set out in the Compensation Plan.

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

In the event an offer is made for the Common Shares which would result in the offeror exercising control of the Company within the meaning of applicable securities laws, the Board may, in its discretion, provide that any award under the Compensation Plan then outstanding which are not otherwise exercisable or redeemable may be exercised, or redeemed, in whole or in part, so as to allow the holder to tender the Common Shares received upon such an exercise or redemption. Awards are non-assignable. No financial assistance is provided to any Eligible Person to facilitate the purchase of Common Shares under the Compensation Plan.

The Compensation Plan contains a formal amendment procedure. The Board may amend certain terms of the Compensation Plan without requiring the approval of the Company shareholders, subject to those provisions of applicable law and regulatory requirements (including the rules, regulations, and policies of the TSX), if any, that require the approval of Shareholders. Amendments not requiring shareholder approval include, without limitation: altering, extending or accelerating option vesting terms and conditions; amending the termination provisions of an option; accelerating the expiry date of an option; determining adjustments pursuant to the provisions of the Compensation Plan concerning corporate changes; amending the definitions contained in the Compensation Plan; amending or modifying the mechanics of exercising or redeeming awards; amending provisions relating to the administration of the Compensation Plan; making “housekeeping” amendments, such as those necessary to cure errors or ambiguities contained in the Compensation Plan; effecting amendments necessary to comply with the provisions of applicable laws; and suspending or terminating the Compensation Plan.

The Compensation Plan specifically provides that the following amendments require shareholder approval: increasing the number of Common Shares issuable under the Compensation Plan, except by operation of the “rolling” maximum reserve; amending the Compensation Plan which amendment could result in the aggregate number of Common Shares issued to insiders within any one year period or issuable to insiders at any time under the Compensation Plan, together with any other security based compensation arrangement, exceeding 10% of the outstanding Common Shares; extending the term of any option or stock appreciation rights beyond the expiry of the original term of the award (other than in connection with a blackout period); reducing the exercise price of an option or cancelling and replacing options with options having a lower exercise price; amending the class of Eligible Persons which would have the potential of broadening or increasing participation in the Compensation Plan by insiders; amending the formal amendment procedures; and making any amendments required to be approved by our shareholders under applicable law.

Outstanding Option Awards at Fiscal Year-End

The following table sets out the option and performance-based restricted share unit awards outstanding for the Named Executive Officers as of December 31, 2020.

Name	Number of Common Shares Underlying Unexercised Options Exercisable	Number of Common Shares Underlying Unexercised Options Unexercisable		Option Exercise Price (1)	Option Expiration Date	Number of Performance Shares That Have Not Vested		Market Value of Performance Shares That Have Not Vested (2)
Michael A. DeGiglio	100,000			$1.00	March 13, 2024	210,000	(5)	$2,129,400
	100,000			$1.14	March 18, 2024
	100,000			$1.12	March 29, 2026
	33,333	66,667	(3)	$14.29	March 12, 2029
.	—	300,000	(4)	$4.91	September 30, 2030
Stephen C. Ruffini	50,000			$1.00	March 13, 2022	170,000	(5)	$1,723,800
	100,000			$0.67	March 14, 2023
	75,000			$1.16	March 18, 2024
	33,333	66,667	(6)	$14.29	March 12, 2029
	—	200,000	(7)	$5.72	May 31, 2030
Mandesh Dosanjh	—	—				258,000	(5)	$2,616,120

(1) The Option Exercise Price is determined by the fixed Canadian option exercise price multiplied by the US/CA dollar exchange rate of $0.785 on December 31, 2020 rounded to the nearest US penny. Amounts are shown in US$.

(2) The Market Value of the Performance Shares not vested (not earned) is based on the closing stock price of VFF on Nasdaq on December 31, 2020 of US$10.14. Amounts are shown in US$.

(3) The options were issued on March 12, 2019 and will vest over a three-year period, with one-third (1/3) of the issued options vesting on each of the first three anniversaries of the date of the grant.

(4) The options were granted on September 30, 2020 and will vest over a three-year period, with one-third (1/3) of the issued options vesting on each of the first three anniversaries of the date of the grant.

(5) Restricted Stock are performance-based grants of Common Shares, which vest based on the achievement of certain performance targets, the passage of time or both.

(6) The options were issued on March 12, 2019 and will vest over a three-year period, with one-third (1/3) of the issued options vesting on each of the first 3 anniversaries of the date of the grant.

(7) The options were issued on May 31, 2020 and will vest over a three-year period, with one-third (1/3) of the issued options vesting on each of the first 3 anniversaries of the date of the grant.

Director Compensation

Prior to October 1, 2020

Each non-employee director of the Company received a retainer of C$18,000 per year, payable in monthly installments, plus C$1,500 per meeting and C$750 per teleconference. The Chairman received an additional annual fee of C$10,000 payable in monthly installments. The Audit Committee Chairman received an additional C$5,000 per year, payable monthly. The Compensation Committee Chairman received an additional C$3,000 per year, payable monthly. The Audit Committee members received an annual fee of C$6,000, payable monthly, plus C$1,000 per meeting and C$500 per teleconference. The Compensation Committee members received an annual fee of C$3,000, payable monthly, plus C$1,000 per meeting and C$500 per teleconference. Directors were also entitled to be reimbursed for reasonable out of pocket expenses incurred by them in connection with their services as directors. Directors of the Company were eligible to participate in the Compensation Plan.

On and After October 1, 2020

Effective October 1, 2020, each non-employee director of the Company receives a retainer of US$40,000 per year, payable in monthly installments and there are no meeting or teleconference fees. The director fees are now being paid in US dollars as it is the dominant currency for the Company. The Chairman of the Board receives an additional annual fee of US$20,000, payable monthly, the Audit Committee Chairman receives an additional US$10,000 per year, payable monthly, and the Compensation Committee Chairman receives an additional US$5,000 per year, payable monthly. Directors are also entitled to be reimbursed for reasonable out of pocket expenses incurred by them in connection with their services as directors. Directors of the Company are also eligible to participate in the Compensation Plan. Options were granted pursuant to the Compensation Plan to non-employee directors in 2020, as the Compensation Committee believes that a portion of the annual board fees should be in the form of equity compensation.

The following table provides compensation information for the calendar year ended December 31, 2020 for each non-employee member of the Board.

Name	Fees Earned	Share-Based Awards (3)	Option-Based Awards (3)		Total
John R. McLernon (1)	$40,885	—	$46,270	(5)	$87,155
Christopher C. Woodward (1)	$35,985	—	$46,270	(6)	$82,255
John P. Henry (2)	$38,317	—	$46,270	(7)	$84,587
Dave Holewinski (2)	$34,383	—	$46,270	(8)	$80,653
Roberta Cook (2) (4)	$14,803	—	$—		$14,803

(1) Paid in Canadian dollars. The US dollar amount shown was converted monthly at the average exchange rate for each month as posted by the Bank of Canada.

(2) Paid in US dollars.

3) The amounts listed in this column represent the grant date fair value of the options granted to non-employee directors as calculated using the Black-Scholes option pricing model resulting in a value of $3.01 per option.

(4) Ms. Cook retired from the Company’s Board in June 2020.

(5) As of December 31, 2020, John R. McLernon had 135,372 options outstanding.

(6) As of December 31, 2020, Christopher C. Woodward had 121,372 options outstanding.

(7) As of December 31, 2020, John P. Henry had 116,372 options outstanding.

(8) As of December 31, 2020, Dave Holewinski had 116,372 options outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 12, 2021 with respect to beneficial ownership of our common stock by (i) each director and NEO, (ii) each person known by the Company to own beneficially more than 5% of our outstanding common stock and (iii) all directors and NEO as a group. This table has been prepared based on 79,596,193 Common Shares outstanding as of March 12, 2021. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to all Common Shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include Common Shares issuable pursuant to the exercise of options and performance stock grants that are either immediately exercisable or exercisable within 60 days of March 12, 2021. These Common Shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Ownership or Control Over Common Shares	Percentage if Common Stock beneficially owned
Greater than 5% Stockholders:
Michael A. DeGiglio (also a Director and NEO) c/o Village Farms 90 Colonial Center Parkway Suite 100 Lake Mary, FL 32746 (1)	9,626,196	12.0%
ETF Managers Group LLC (2)	4,521,924	5.7%
Directors and Named Executive Officers: (3)
John P. Henry (4)	107,500	*
John R. McLernon (5)	205,566	*
Christopher C. Woodward (6)	256,033	*
David Holewinski (7)	217,000	*
Stephen C. Ruffini (8)	1,226,066	1.5%
Mandesh Dosanjh (9)	174,000	*
All Directors and Executive Officers as Group (Seven Persons) (10)	11,812,361	14.6%

* Denotes less than 1% beneficial ownership.

(1) Consists of 9,259,529 Common Shares and options to purchase 366,667 Common Shares that are exercisable within 60 days of March 12, 2021.

(2) Based solely on a Schedule 13G/A (Amendment No. 5) filed by ETF Managers Group LLC on January 8, 2021. As described in the Schedule 13G/A, the address of ETF Managers Group LLC is 30 Maple Street, Suite 2, Summit, New Jersey 07091.

(3) The address of each of the directors and NEOs is c/o Village Farms International, 4700 – 80th Street, Delta, British Columbia, Canada, V4K 3N3.

(4) Consists of 23,500 Common Shares and options to purchase 84,000 Common Shares that are exercisable within 60 days of March 12, 2021.

(5) Consists of 108,900 Common Shares and options to purchase 96,666 Common Shares that are exercisable within 60 days of March 12, 2021.

(6) Consists of 168,700 Common Shares and options to purchase 87,333 Common Shares that are exercisable within 60 days of March 12, 2021.

(7) Consists of 133,000 Common Shares and options to purchase 84,000 Common Shares that are exercisable within 60 days of March 12, 2021.

(8) Consists of 864,399 Common Shares, vested but not yet issued stock performance shares of 70,000 and options to purchase 291,667 Common Shares that are exercisable within 60 days of March 12, 2021.

(9) Consists of 4,700 Common Shares and vested but not yet issued stock performance shares of 169,300 that are exercisable within 60 days of March 12, 2021.

(10) Consists of 10,562,728 Common Shares and options to purchase 1,010,333 Common Shares and vested but not yet issued stock performance shares of 239,300.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table presents information as of December 31, 2020 with respect to compensation plans under which our Common Shares may be issued. For information regarding our Compensation Plan, see Item 11, “Executive Compensation—Share-Based Compensation Plan” above.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	3,936,322	C$	5.38	2,754,859
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	3,936,322			2,754,859

(1) Includes performance-based restricted share units that are exercisable for no consideration. Excluding performance-based restricted share units, the weighted-average exercise price reported in this column would be C$6.91.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as described below, there have been no transactions since January 1, 2019 to which the Company has been a participant in which any of our directors, NEO, or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” as described in this Form 10-K.

Securityholders’ Agreement with Mr. DeGiglio

Michael DeGiglio, our Chief Executive Officer, is party to the Amended and Restated Securityholders’ Agreement, by and among the Company, VF Operations Canada Inc., Mr. DeGiglio, and other parties thereto, dated December 31, 2009 (the “Securityholders’ Agreement”), pursuant to which the Company has granted to Mr. DeGiglio certain pre-emptive rights, as well as “demand” and “piggyback” registration rights. These rights enable Mr. DeGiglio to require the Company to file a prospectus (in the case of a demand registration) and otherwise assist with a public offering of Common Shares, subject to certain limitations. In the event of a “piggyback” offering, our financing requirements are to take priority. Subject to the approval of the TSX, in the event that the Company decides to issue equity securities or securities convertible into or exchangeable for equity securities of the Company other than to officers, employees, consultants or directors of the Company or any subsidiary of the Company pursuant to a bona fide incentive compensation plan, the Securityholders’ Agreement provides, among other things, Mr. DeGiglio with pre-emptive rights to purchase such number of newly issued equity securities in order to maintain his pro rata ownership interest in the Company.

Independence of the Board and Board Committees

Our Board of Directors is currently composed of six directors, four of whom (Mr. McLernon, Mr. Henry, Mr. Holewinski and Mr. Woodward) meet the independence standards under applicable stock exchange listing standards. Each member of the Audit Committee and Compensation Committee also meet such independence standards, and in the case of Audit Committee members, the additional independence requirements of Rule 10A-3 of the Exchange Act. Each year the Board of Directors reviews the composition of the Board of Directors, the Audit Committee, and the Compensation Committee, and assesses whether a Board or Committee member is “independent” under the applicable standards. In making such determinations, the Board of Directors has considered all transactions, relationships or arrangements involving the directors, whether or not disclosed as “related party transactions” above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

FEE CATEGORY	2020	2019
Audit Fees (1)	$1,063,316	$533,477
Audit-Related Rees (2)	48,503	87,425
Tax Fees (3)	224,556	55,432
Total Fees	$ 1,336,375	$ 676,334

(1) Audit fees include fees for professional services provided by PwC in connection with the audit of our consolidated financial statements, review of our quarterly financial statements, and related services such as audit of the tax provision and audit of equity investment disclosures and the equity pick up.

(2) Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit and other US securities rules and regulations, including work in connection with registration statements, and prospectus offerings, including consents and comfort letters.

(3) Tax fees include fees for tax compliance, advice, and planning.

(4) Audit and tax fees related to an investee (PSF) to support the consolidated financial statements were not included in the 2019 published financial statements and have been restated due to the acquisition of the remaining shares of PSF in November 2020.

Policy on Audit Committee Pre-Approval or Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firms

Our Audit Committee generally pre-approves all audit and permitted non-audit and tax services provided by independent registered public accounting firms. Pre-approval is detailed as to the particular service and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services performed to date. All of the services relating to the fees described in the table were pre-approved by the Audit Committee.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements. We have included the following financial statements as part of this Annual Report, including the financial statements of Pure Sunfarms, as required by Rule 3-09 of Regulation S-X.

Village Farms:

Pure Sunfarms:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

3.1	Articles of Amalgamation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.2	By-laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

3.3	By-laws amendment (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed on December 20, 2019)

3.4	By-law amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2020).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230298) filed on March 15, 2019)

4.2	Description of Common Shares (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

4.3	Securityholders’ Agreement, as amended and restated on December 31, 2009 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 10, 2020).

10.1

Village Farms International, Inc. Share-Based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on April 1, 2020) +

10.2

Credit Facility Agreement by and between Village Farms Canada Limited Partnership and Farm Credit Canada, dated March 28, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.3

Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated August 29, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.4

Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Farm Credit Canada, dated March 24, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.5

Second Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated May 31, 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.6	Employment Agreement by and between Bret Wiley and the Company (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on April 1, 2020) +

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020). + ^

10.8

Employment Agreement, dated as of June 1, 2020, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020). +

10.9

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020). +

10.10	Credit Agreement, dated as of February 7, 2019, by and between Pure Sun Farms Corp., Bank of Montreal and Farm Credit Canada.

10.11	First Amended and Restated Credit Agreement, dated as of March 30, 2020, by and between Pure Sun Farms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce.

10.12	Second Amendment and Restated Credit Agreement, dated as of June 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce.

10.13	First Supplemental Credit Agreement, dated May 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada.

10.14	First Supplemental Credit Agreement, dated October 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada.

10.15	BDC Loan Agreement, dated December 30, 2020, by and between Pure Sunfarms Corp. and Bank of Montreal.

10.16	Amended and Restated Employment Agreement, dated as of November 5, 2020, by and between Mandesh Dosanjh and the Pure Sunfarms. +

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Accounting Firm PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2020, 2019 and 2018, formatted as Inline eXtensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

104.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2020, 2019 and 2018, Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

+	Indicates management contract or compensatory plan.
^

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

*

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATIONS S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2021

We have served as the Company’s auditor since 2006.

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$21,640	$11,989
Restricted cash (note 3)	4,039	—
Trade receivables, less allowance for doubtful accounts of $13 and $5	23,222	8,997
Inventories (note 4)	46,599	15,918
Amounts due from joint venture (note 14)	—	15,418
Other receivables	145	342
Income tax receivable	18	713
Prepaid expenses and deposits	6,145	1,259
Total current assets	101,808	54,636
Non-current assets
Property, plant and equipment (note 5)	187,020	63,158
Investments in joint ventures (notes 6 and 7)	—	41,334
Investments in minority interests (note 7)	1,226	—
Note receivable - joint venture (note 14)	3,545	10,865
Goodwill (note 6)	24,027	—
Intangibles (notes 6 and 8)	17,311	—
Deferred tax asset (note 15)	13,312	7,999
Operating right-of-use assets (note 11)	3,797	3,485
Finance right-of-use assets (note 11)	35	97
Other assets	1,950	1,834
Total assets	$354,031	$183,408
LIABILITIES
Current liabilities
Line of credit	$2,000	$2,000
Trade payables	15,064	12,653
Current maturities of long-term debt (note 9)	10,166	3,423
Note payable (note 9)	15,314	—
Accrued liabilities (note 10)	22,438	3,017
Operating lease liabilities - current (note 11)	1,107	875
Finance lease liabilities - current (note 11)	27	61
Income tax payable	4,523	—
Other current liabilities	1,641	—
Total current liabilities	72,280	22,029
Non-current liabilities
Long-term debt (note 9)	53,913	28,966
Deferred tax liability (note 15)	18,059	1,873
Operating lease liabilities - non-current (note 11)	2,855	2,690
Finance lease liabilities - non-current (note 11)	8	34
Other liabilities	1,633	1,357
Total liabilities	148,748	56,949
Commitments and contingencies (note 13)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 66,911,811 shares issued and outstanding at December 31, 2020 and 52,656,669 shares issued and outstanding at December 31, 2019	145,668	98,333
Additional paid in capital	17,502	4,351
Accumulated other comprehensive loss	6,255	(475)
Retained earnings	35,858	24,250
Total shareholders’ equity	205,283	126,459
Total liabilities and shareholders’ equity	$354,031	$183,408

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands of United States dollars)

	2020	2019	2018
Sales (note 16)	$170,086	$144,568	$150,000
Cost of sales	(159,126)	(151,913)	(140,683)
Gross margin (note 16)	10,960	(7,345)	9,317
Selling, general and administrative expenses	(19,086)	(16,762)	(14,108)
Share-based compensation	(6,142)	(4,714)	(1,454)
Interest expense (note 16)	(2,056)	(2,614)	(2,794)
Interest income (note 16)	625	1,036	311
Foreign exchange (loss) gain	(136)	433	(1,047)
Gain on settlement agreement (note 6)	4,681	—	—
Gain on acquisition (note 6)	23,631	—	—
Other income	49	268	131
(Loss) gain on disposal of assets	(922)	13,564	—
Loss on joint venture loans (note 7)	(3,791)	(1,184)	—
Income (loss) before taxes and earnings of unconsolidated entities	7,813	(17,318)	(9,644)
Recovery of income taxes	2,790	5,866	2,300
Income (loss) from consolidated entities after income taxes	10,603	(11,452)	(7,344)
Equity earnings from unconsolidated entities (notes 6 and 7)	1,005	13,777	(171)
Net income (loss)	$11,608	$2,325	$(7,515)
Basic income (loss) per share (note 17)	$0.20	$0.05	$(0.17)
Diluted income (loss) per share (note 17)	$0.19	$0.05	$(0.17)
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	58,526	49,418	44,357
Diluted	61,490	51,179	44,357
Net income (loss)	$11,608	$2,325	$(7,515)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,730	87	(171)
Comprehensive income (loss)	$18,338	$2,412	$(7,686)

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands of United States dollars)

	Number of Common Shares (in thousands)	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2018	42,243	$36,115	$1,726	$(391)	$29,440	$66,890
Shares issued in public offering, net of issuance costs	3,097	15,737	—	—	—	15,737
Shares issued in private placement of common shares, net of issuance costs	1,887	7,755	—	—	—	7,755
Shares issued on exercise of stock options (note 18)	366	434	(151)	—	—	283
Share-based compensation (note 18)	50	831	623	—	—	1,454
Cumulative translation adjustment	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	(7,515)	(7,515)
Balance at December 31, 2018	47,643	$60,872	$2,198	$(562)	$21,925	$84,433
Shares issued in public offering, net of issuance costs	4,059	34,226	—	—	—	34,226
Shares issued on exercise of stock options (note 18)	212	324	(116)	—	—	208
Share-based compensation (note 18)	443	2,297	2,417	—	—	4,714
Shares issued on exercise of warrants	300	614	(148)	—	—	466
Cumulative translation adjustment	—	—	—	87	—	87
Net income	—	—	—	—	2,325	2,325
Balance at December 31, 2019	52,657	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	12,990	42,550	—	—	—	42,550
Warrants issued in public offering	—	—	11,369	—	—	11,369
Shares issued on exercise of stock options (note 18)	1,265	692	(267)	—	—	425
Share-based compensation (note 18)	—	4,093	2,049	—	—	6,142
Cumulative translation adjustment	—	—	—	6,730	—	6,730
Net income	—	—	—	—	11,608	11,608
Balance at December 31, 2020	66,912	$145,668	$17,502	$6,255	$35,858	$205,283

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands of United States dollars)

	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$11,608	$2,325	$(7,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,825	7,366	7,027
Amortization of deferred charges	115	76	76
Share of (income) loss from joint venture (notes 5 and 6)	(1,005)	(13,777)	170
Loss on joint venture loans (note 6)	3,791	1,184	—
Interest expense	2,056	2,614	2,794
Interest income	(625)	(1,036)	(311)
Interest paid on long-term debt	(1,295)	(2,635)	(2,417)
Gain on settlement agreement	(4,681)	—	—
Loss (gain) on disposal of assets	922	(13,564)	—
Gain on acquisition of Pure Sunfarms	(23,631)	—	—
Non-cash lease expense	(1,150)	(1,043)	—
Interest paid on finance lease	(4)	—	—
Share-based compensation	6,142	4,714	1,454
Deferred income taxes	(6,462)	(5,855)	(2,730)
Changes in non-cash working capital items (note 19)	13,072	5,244	(3,225)
Net cash provided by (used in) operating activities	5,678	(14,387)	(4,677)
Cash flows used in investing activities:
Purchases of property, plant and equipment, net of rebate	(3,419)	(2,287)	(3,093)
Purchases of intangibles	(92)	—	—
Advances to joint ventures	(177)	(14,507)	(10,462)
Proceeds from sale of assets	—	52	65
Investment in joint ventures	(11,713)	(96)	—
Investment in minority interests	(1,226)	—	—
Acquisitions, net	(34,603)	—	—
Net cash used in investing activities	(51,230)	(16,838)	(13,490)
Cash flows provided by financing activities:
Proceeds from borrowings	10,619	4,000	7,000
Repayments on borrowings	(6,292)	(7,423)	(7,706)
Proceeds from issuance of common stock and warrants	57,212	35,030	23,635
Issuance costs	(3,293)	(338)	(143)
Proceeds from exercise of stock options	425	208	283
Payments on capital lease obligations	(63)	(90)	(71)
Net cash provided by financing activities	58,608	31,387	22,998
Effect of exchange rate changes on cash and cash equivalents	634	(93)	(2)
Net increase in cash and cash equivalents	13,690	69	4,829
Cash and cash equivalents, beginning of period	11,989	11,920	7,091
Cash and cash equivalents, end of period	$25,679	$11,989	$11,920
Supplemental cash flow information:
Income taxes paid	$158	$904	$290

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF”) the parent company, together with its subsidiaries (collectively, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of December 31, 2020 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc. (“VFCE”), and Pure Sunfarms Corp. (“Pure Sunfarms”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”), which is recorded as an equity investment (note 7).

The Company’s shares are listed on the Toronto Stock Exchange under the symbol VFF and are also listed in the United States on the Nasdaq Capital Market (“Nasdaq”) under the symbol VFF.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia (“B.C.”) and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. The Company, through its subsidiary Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Company, through its subsidiary VFCE, owns and operates a 7.0 MW power plant that generates electricity. The Company’s joint venture, VF Hemp was a cultivator of high cannabidiol (“CBD”) hemp in multiple states throughout the United States.

Coronavirus Pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. Several countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures. In response to the COVID-19 pandemic, the Company implemented safety protocols and procedures to protect its employees, its subcontractors, and its customers. These protocols include complying with social distancing and other health and safety standards as mandated by state and local government agencies, taking into consideration guidance from the Centers for Disease Control and Prevention and other public health authorities.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) to help Canadian businesses to keep employees on the payroll in response to the challenges posed by the COVID-19 pandemic. During 2020, Pure Sunfarms determined that it met the employer eligibility criteria and applied for the CEWS and received C$2,470 of wage subsidies during the year ended December 31, 2020.

Currently, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

2	BASIS OF PRESENTATION

Basis of Presentation

The accompanying audited Consolidated Financial Statements for the year ended December 31, 2020 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and the following accounting policies have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. The Company consolidates variable interest entities (“VIEs”) when it has variable interests and is the primary beneficiary. The Company continually evaluates its involvement with VIEs to determine when these criteria are met.

All intercompany transactions, balances and unrealized gains and losses from intercompany transactions are eliminated when consolidated.

Functional and Presentation Currency

The functional currency for each entity included in these consolidated financial statements is the currency of the primary economic environment in which the entity operates. These consolidated financial statements are presented in United States dollars (“U.S. dollars”) which have been rounded to the nearest thousands, except share and per share amounts or when otherwise noted. Currency conversion to U.S. dollars is performed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters.

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

Use of Estimates

The preparation of the Company’s financial statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates and those differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held with banks, and other highly liquid short-term interest-bearing securities with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash consists of cash reserved as a guarantee to support a letter of credit.

Trade Receivables

Trade receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible.

Inventories

Inventories, consisting of available for sale flower and trim, distilled oil, crop inventory, capitalized production costs and purchased produce inventory are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Other inventory, including seed and packaging materials, and spare parts are valued at the lower of cost or net realizable value. Inventoriable costs are expensed to cost of goods sold on the consolidated statement of income (loss) in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

Short-term Deposits

Short-term deposits consist primarily of a security deposit for excise tax.

Intangible Assets

The Company’s intangible assets are purchased and acquired through business combinations and have both finite and infinite useful lives. They are measured at cost less accumulated amortization and any accumulated impairment losses. Amortization is calculated based on the cost of the intangible assets less their estimated residual values using the straight-line method over their estimated useful lives and is generally recognized in profit or loss. Amortization methods, useful lives and residual values are reviewed at each reporting date and adjusted when necessary.

Classification	Estimated Useful Lives
Licenses	22 years
Brand	Indefinite
Computer Software	5 years

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. The Company uses information available to it to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair value of licenses is determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with      the licenses. The estimated fair value of the brand is determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software is generally valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of acquisition will be recorded in the period the adjustments arise.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Equity Method Investments and Variable Interest Entities

The Company evaluates the method of accounting for investments in which it does not hold an equity interest of at least 50% based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Investments not qualifying for consolidation are accounted for under the equity method whereby the ongoing investment in the entity, consisting of its initial investment adjusted for distributions, gains and losses of the entity are classified as a single line in the consolidated statements of financial position and as a non-operating item in the consolidated statements of income (loss).

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in earnings from joint ventures in the consolidated statements of income (loss). The Company’s investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s equity investments are determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates and future currency exchange rates (Level 3). The Company did not record an impairment charge on any of its equity investments in fiscal years 2020, 2019, or 2018, except as noted in Note 6.

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

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. Repairs and maintenance costs are charged to the consolidated statement of income (loss) and comprehensive income (loss) during the period in which they are incurred.

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

The gain or loss on disposal of an item of property, plant and equipment is determined by comparing the proceeds from disposal with the carrying amount of the property, plant and equipment, and is presented net within gain/loss on disposal of assets in the consolidated statement of income (loss) and comprehensive income (loss).

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

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-20 years

Construction in process reflects the cost of assets under construction, which are not depreciated until placed into service.

Revenue Recognition

Following the adoption of ASC 606 on January 1, 2018 using the modified retrospective transition approach the Company now recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In order to achieve this core principle, the Company applies a five-step process. The Company generates its revenue through the sale of grown produce and third-party produce, with standard shipping terms and discounts, and through the production and sale of power. The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders they receive from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods and their performance obligation is complete. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring product. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer was unable to pay amounts due. The Company initially estimates the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

allowance required at the time of revenue recognition based on historical experience and makes changes to the allowance based on various factors, including changes in the customer’s financial condition or payment patterns.

Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods. The amount of revenue recognized is reduced by excise duty, estimated returns and other customer credits, such as discounts and rebates.

Under bill-and-hold arrangements, whereby the Company bills a customer for product to be delivered at a later date, control typically transfers when the product is still in the Company’s physical possession, and title and risk of loss has passed to the customer. Revenue is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met. The Company sells electricity to British Columbia Hydro and Power Authority. Revenues are recognized as the electricity is delivered to/consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption. The Company has elected to exclude taxes collected from its customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price.

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

Segment Reporting

Operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). Based on the aggregation criteria in ASC Topic 280, Segment Reporting, the Company has identified three operating segments - cannabis, produce and energy.

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

Fair Value Measurements

Pursuant to the provisions of ASC 820, Fair Value Measurements and Disclosures, the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements. Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation. The Company classifies assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement.

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

The RS granted will be settled using the Company’s own equity and issued from treasury if the performance standard is met. The equity-settled share-based compensation is measured at the fair value of the Company’s common shares as at the grant date in accordance with the terms of the Company’s Stock Compensation Plan. The fair value determined at the grant date is charged to income when performance-based vesting conditions are met, based on the number of RS that will eventually be converted to common shares, with a corresponding increase in equity.

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

The Company evaluates uncertain income tax positions in a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur.

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

Government Assistance

Government assistance is recorded as a receivable when the Company qualifies under the terms of a government program and the amount of the assistance can be reasonably estimated. Government assistance for current expenses is recorded in cost of sales and selling, general and administrative expenses.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

4	INVENTORIES

Inventories consisted of the following:

	December 31, 2020	December 31, 2019
Cannabis:
Available for sale - flower and trim	$12,720	$-
Distilled oil	13,511	—
Capitalized production costs	3,438	—
Other	2,552	—
Produce and Energy:
Crop inventory	13,441	15,281
Purchased produce inventory	810	530
Spare parts inventory	127	107
Inventory	$46,599	$15,918

  As of December 31, 2020 and 2019, crop inventory was also impaired by nil and $218, respectively, to its net realizable value.

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Classification	December 31, 2020	December 31, 2019
Land	$10,447	$3,204
Leasehold and land improvements	4,154	3,820
Buildings	142,060	72,772
Machinery and equipment	69,390	61,871
Construction in progress	52,960	1,697
Less: Accumulated depreciation	(91,991)	(80,206)
Property, plant and equipment, net	$187,020	$63,158

Depreciation expense on property, plant and equipment, was $6,703, $7,366 and $7,027 for the years ending December 31, 2020, 2019 and 2018, respectively.

6

PURE SUNFARMS ACQUISITION

On November 2, 2020, Village Farms consummated a definitive purchase and sale agreement with Emerald Health Therapeutics Inc. (“Emerald”), acquiring 36,958,500 common shares in the capital of Pure Sunfarms owned by Emerald, and increasing Village Farms’ ownership of Pure Sunfarms to 100%. The shares were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$15.0 million) secured promissory note payable to Emerald, which was repaid in full on February 8, 2021 (note 20).

The acquisition is a business combination and has been accounted for in accordance with the measurement and recognition provisions of ASC Topic 805, Business Combinations. ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software was valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of $23,095. This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at acquisition date. The initial accounting for the business combination was considered complete for the year ended December 31, 2020.

The following table shows the allocation of the purchase price to assets acquired and liabilities assumed, based on estimates of fair value, including a summary of the identifiable classes of consideration transferred, and amounts by category of assets acquired and liabilities assumed at the acquisition date:

Consideration paid	Shares	Share Price	Amount
Cash			$45,259
Promissory note			15,011
Shareholder loan			4,529
Promissory note owed to PSF from Emerald			439
Due to related party			61
Fair value of previously held investment shares held by Village Farms	52,569,197	$1.767	92,881
Total fair value of consideration			$158,180

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

November 2, 2020
ASSETS
Cash and cash equivalents	$10,860
Trade receivables, net	10,553
Inventories	32,393
Prepaid expenses and deposits	3,572
Property, plant and equipment	122,831
Goodwill	23,095
Intangibles	16,670
Total assets	219,974
LIABILITIES
Trade payables	$3,849
Accrued liabilities	13,062
Income taxes payable	2,173
Current maturities of long-term debt	2,306
Deferred revenue	77
Long-term debt	23,903
Deferred tax liabilities	16,424
Total liabilities	61,794
Net assets acquired	158,180

The change in goodwill between November 2, 2020 and December 31, 2020 is due to the effect of foreign currency translation.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents consolidated results assuming the Pure Sunfarms Acquisition occurred on January 1, 2019.

	December 31, 2020	December 31, 2019
Sales	$214,181	$206,909
Net income (loss) (1)	$(1,817)	$31,475

(1)

The net income figures above include the impact of the $23.6 million gain on acquisition and the impact of the fair value adjustments to inventory through cost of sales, as well as the elimination of historical equity earnings related to Pure Sunfarms.

Prior to its acquisition on November 2, 2020, the Company accounted for its investment in Pure Sunfarms, in accordance with ASC 323 – Equity Method and Joint Ventures (“ASC 323”), using the equity method. The Company determined that Pure Sunfarms was a variable interest entity (“VIE”), however the Company did not consolidate Pure Sunfarms because the Company was not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its 58.7% ownership interest and joint power arrangement with Emerald, the Company shared joint control of the Board of Directors and therefore was not the primary beneficiary. As of November 1, 2020 and December 31, 2019 the total investment in Pure Sunfarms was $62.7 million and $41.3 million, respectively. For the period ended November 1, 2020 and the year ended December 31, 2020, the Company’s equity earnings from Pure Sunfarms was $4,980 and $16,276, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

During the period ending November 1, 2020, the Company was required to apply the hypothetical liquidation at book value (“HLBV”) method to determine its allocation of the profits and losses in Pure Sunfarms. When determining its allocation of profits and losses, the HLBV method only considers shares that have been fully paid for.  Under the hypothetical liquidation method, the Company received 58.7% and 54.0% of Pure Sunfarms’ earnings for the period ending November 1, 2020 and the year ending December 31, 2019, respectively.

On March 31, 2019, Pure Sunfarms exercised its option to utilize the Delta 2 assets and operations. The contribution of the assets has been accounted for as a disposal of the land, greenhouse facility and other assets in exchange for 25,000,000 common shares of Pure Sunfarms. This was a non-cash transaction, and it was estimated that the fair value of the land, building and other assets was $18.7 million (C$25.0 million) at the date of contribution. The Company recognized a gain of $13.6 million on the contribution of the fixed assets.

On March 2, 2020, pursuant to the settlement agreement with Emerald (the “Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4.7 million (C$6.5 million). The Company recorded this amount as a gain on settlement agreement in the Condensed Consolidated Interim Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2020.  In addition, Village Farms made additional equity contributions to Pure Sunfarms of C$16.0 (US$11.7) million in 2020, further increasing its majority ownership of Pure Sunfarms to 58.7% from 57.4%.

The Company’s share of the joint venture consists of the following:

Balance, January 1, 2019	$6,341
Investments in joint venture	18,717
Share of net income for the year	16,276
Balance, December 31, 2019	$41,334
Balance, January 1, 2020	$41,334
Investments in joint venture	16,393
Share of net income for the year	4,980
Balance, November 1, 2020	$62,707

Summarized financial information of Pure Sunfarms:

	November 1, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$10,804	$7,356
Trade receivables	10,499	8,687
Inventory	33,330	21,745
Other current assets	4,234	6,964
Non-current assets	119,415	108,652
Current liabilities
Trade payables	(3,829)	(4,938)
Borrowings due to joint ventures	(10,912)	(26,413)
Income taxes payable	—	(8,489)
Borrowings - current	(2,294)	(1,423)
Other current liabilities	(15,381)	(5,021)
Non-current liabilities
Borrowings – long term	(23,780)	(13,089)
Deferred tax liability	(11,391)	(2,473)
Net assets	$110,695	$91,558
Reconciliation of net assets:
Accumulated retained earnings	$35,310	$26,679
Contributions from joint venture partners	75,738	63,481
Currency translation adjustment	(353)	1,398
Net assets	$110,695	$91,558

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	November 1, 2020	December 31, 2019	December 31, 2018
Revenue	$44,097	$62,341	$3,691
Cost of sales*	(27,038)	(15,067)	(1,154)
Gross margin	17,059	47,274	2,537
Selling, general and administrative expenses	(8,717)	(7,882)	(2,584)
Income (loss) from operations	8,342	39,392	(47)
Interest expense	(947)	(884)	(72)
Foreign exchange gain (loss)	(209)	(9)	(176)
Write down of fixed assets	—	(144)	—
Other income, net**	4,223	26	18
Income (loss) before taxes	11,409	38,381	(277)
Provision for income taxes	(2,778)	(10,967)	55
Net income (loss)	$8,631	$27,414	$(222)

*Included in cost of sales for the period ended November 1, 2020 and years ended December 31, 2019 and 2018 is $3,120, $2,671 and $796 of depreciation expense.

**The period ended November 1, 2020 includes a gain recognized on the settlement of net liabilities.

7        INVESTMENT IN JOINT VENTURES AND MINORITY INTERESTS

Village Fields Hemp USA LLC

On February 27, 2019, the Company entered into a joint venture with Nature Crisp, LLC (“Nature Crisp”) to form VF Hemp for the objective of outdoor cultivation of high percentage CBD hemp and CBD extraction in multiple states throughout the United States. VF Hemp is 65% owned by the Company and 35% owned by Nature Crisp. Under the terms of the VF Hemp Joint Venture Agreement, the Company will lend up to approximately US$15 million to VF Hemp for start-up costs and working capital.

The Company accounts for its investment in VF Hemp, in accordance with ASC 323, using the equity method. The Company has determined that VF Hemp is a VIE, however it does not consolidate VF Hemp because the Company is not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of VF Hemp through its 65% ownership interest and joint power arrangement with Nature Crisp, the Company shares joint control of the Board of Directors and therefore is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp relates directly to the recovery of the outstanding loan to VF Hemp of $3,545.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. During the fourth quarter of 2020, VF Hemp wrote its inventory to net realizable value and recognized a loss of $5,163.  As a result of the inventory write-down, the Company also recognized an impairment of $3,791 on the outstanding grid loan with VF Hemp. As of December 31, 2020, the balance of the grid loan was $3,545 (note 14).

The Company is not legally obligated for the debts, obligations or liabilities of VF Hemp.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Summarized financial information of VF Hemp:

	December 31, 2020	December 31, 2019
Current assets
Inventory	$4,035	$9,308
Other current assets	302	546
Non-current assets	937	1,476
Current liabilities	(1,472)	(1,788)
Non-current liabilities	(13,697)	(13,323)
Net assets	$(9,895)	$(3,781)
Reconciliation of net assets:
Accumulated retained earnings	$(3,791)	$(3,791)
Net loss for the year ended December 31, 2020	(6,114)	—
Contributions from joint venture partners	10	10
Net assets	$(9,895)	$(3,781)

	December 31, 2020	December 31, 2019
Revenue	$348	$106
Cost of sales	(482)	(121)
Depreciation	(244)	(111)
General and administrative expenses	(631)	(869)
Interest expense	(345)	(440)
Write down of inventory	(5,038)	(2,356)
Other	278	—
Net loss	$(6,114)	$(3,791)

Arkansas Valley Green and Gold Hemp

On May 21, 2019, the Company entered into a joint venture with Arkansas Valley Hemp, LLC (“AV Hemp”) for the objective of outdoor cultivation of high percentage CBD hemp and CBD extraction in Colorado. The joint venture, AVGG Hemp, was 60% owned by the Company, 35% owned by AV Hemp, and 5% owned by VF Hemp. Subsequent to year end, all of the hemp was destroyed by a severe windstorm. As a result of the loss, the Company wrote off its $1,184 loan to AVGG Hemp during the year ended December 31, 2019.

Minority Interest

During 2020 the Company acquired minority interests in two international companies in order to leverage its experience and expand into international cannabis and CBD opportunities. In July 2020, the Company invested $226, for an approximate 16% minority interest ownership in DutchCanGrow Inc. (“DCG”), a Netherlands-based cannabis enterprise. In August 2020, the Company invested $1,000 for a 6.6% minority interest ownership in Australia-based Altum International Pty Ltd (“Altum”), with an option to increase its ownership in Altum on similar terms. On February 8, 2021, the Company exercised an option to increase the equity investment of Altum from 6.6% to just under 10%. Altum is a cannabinoid platform with a focus on the distribution and marketing of CBD products in the Asia-Pacific region.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

8	INTANGIBLES

Acquired intangibles consist of the following:

Classification	December 31, 2020
Licenses	$12,870
Branding	3,688
Computer software	945
Less: Accumulated amortization	(192)
Intangibles, net	$17,311

The expected future amortization expense for definite-lived intangible assets as of December 31, 2020 is as follows:

Fiscal period
2021	$777
2022	777
2023	771
2024	771
2025	680
Thereafter	9,847
Intangibles, net	$13,623

Amortization expense for intangibles was $122 for the year ending December 31, 2020.

9	DEBT

	Balance outstanding as of December 31,
	2020	2019
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.79%; matures April 1, 2025	$28,690	$31,306
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	797	1,066
Advance on term loan - VFCE: CA$250 - repayable in monthly installments of principle plus interest rate of CA$ prime rate plus 200 basis points	69	106
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2022	13,385	—
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2022	16,535	—
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%	4,905	—
Unamortized deferred financing fees	(302)	(89)
Total	$64,079	$32,389

The Company has a line of credit agreement with a Canadian Chartered Bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to C$13,000, less outstanding letters of credit totaling US$150 and C$38, and variable interest rates with a maturity date on May 31, 2021. The Operating Loan is subject to margin requirements stipulated by the bank. As of December 31, 2020 and December 31, 2019, the amount drawn on this facility was US$2,000.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

As collateral for the FCC Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 3 and Delta 2 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security therein. The carrying value of the assets and securities pledged as collateral as at December 31, 2020 and 2019 was $86,664 and $155,548, respectively.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as at December 31, 2020 and 2019 was $23,443 and $24,915, respectively.

The Company’s borrowings (“Credit Facilities”), excluding Pure Sunfarms borrowings, are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. In December 2020, the Company amended the terms of its covenants with respect to its FCC Loan. The amended covenants have been waived for the year ending December 31, 2020 and will be reinstated for fiscal year 2021.  As of December 31, 2020, the Company was in compliance with all of its other Credit Facility covenants under its Credit Facilities.

Pure Sunfarms entered into a revolving line of credit on June 30, 2020 with a Canadian chartered bank up to a maximum of $15,000. Interest is payable at the Canadian prime rate plus an applicable margin. As of December 31, 2020, no advances were made on this facility. On December 31, 2020, the Company had outstanding a $4,039 letter of credit issued to BC Hydro against the revolving line of credit.

The term loan held by the Company’s subsidiary Pure Sunfarms of C$17.5 million (US$13.3 million) was entered into on February 7, 2019 and amended on June 30, 2020 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company.

The term loan held by the Company’s subsidiary Pure Sunfarms of C$22.5 million (US$16.5 million) was entered into on April 2, 2020 and amended on June 30, 2020 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company.

On December 20, 2020 Pure Sunfarms entered into a C$6,250 non-revolving demand loan at prime interest plus 3.75% with a Canadian Chartered Bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 relief, requires interest only payments monthly for the first twelve months, and commencing December 31, 2021 and maturing December 31, 2031, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the loan was US$4,905 on December 31, 2020.

Pure Sunfarms is required to comply with financial covenants, measured quarterly. As of December 31, 2020, the Company was in compliance with the financial covenants.

The Company has a note payable due to Emerald Health of C$19.9 million (US$15.2 million), plus accrued interest in the statement of financial position that it originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms.  The note and accrued interest were repaid to Emerald Health in full on February 8, 2020 (note 20).

The weighted average interest rate on short-term borrowings as of December 31, 2020 and 2019 was 5.11% and 6.2%, respectively.

Accrued interest payable on the credit facilities and loans as of December 31, 2020 and 2019 was $189 and $162, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2021	$7,187
2022	29,909
2023	2,960
2024	2,760
2025	22,297
Thereafter	3,468
$68,581

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

10	ACCRUED LIABILITIES

	December 31, 2020	December 31, 2019
Accrued taxes	$12,071	$527
Accrued payroll	2,865	296
Other	7,502	2,194
	$22,438	$3,017

11	LEASES

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

The components of lease related expenses are as follows:

	Year ended December 31,
	2020	2019
Operating lease expense (a)	$2,244	$2,410
Finance lease expense:
Amortization of right-of-use assets	63	80
Interest on lease liabilities	4	7
Total finance lease expense	$67	$87

(a)	Includes short-term lease costs of $461 and $1,287 for the year ended December 31, 2020 and 2019.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2020	2019
Operating cash flows from operating leases	$1,150	$1,043
Operating cash flows from finance leases	$4	$—
Financing cash flows from finance leases	$63	$90

December 31, 2020
Weighted average remaining lease term:
Operating leases	4.3 years
Finance leases	1.2 years
Weighted average discount rate:
Operating leases	5.75%
Finance leases	6.25%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
2021	$1,304	$30
2022	1,090	9
2023	870	—
2024	512	—
2025	258	—
Thereafter	—	—
Undiscounted lease cash flow commitments	4,034	39
Reconciling impact from discounting	(72)	(4)
Lease liabilities on consolidated balance sheet as of December 31, 2020	$3,962	$35

12      FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2020 and 2019, the Company’s financial instruments included cash and cash equivalents, trade receivables, note receivables, minority investments, trade payables, accrued liabilities, lease liabilities, note payables and debt.  The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk.

There were no financial instruments categorized as Level 3 at December 31, 2020 and December 31, 2019, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2020 and 2019, respectively.

For its minority investments, the Company has elected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus any observable price changes of an identical or similar investment.

13	COMMITMENTS AND CONTINGENCIES

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

At December 31, 2020, Pure Sunfarms had a commitment of $1,000 in the event of a service agreement break up.

14	RELATED PARTY TRANSACTIONS AND BALANCES

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of December 31, 2020, and December 31, 2019 the Grid Loan balance was $3,545 and $10,865, respectively. VF Hemp recognized a loss on inventory due to a write-down to net realizable value.  As a result of the loss, the Company wrote down $3,791 of its loan to VF Hemp to $3,545.

Under the terms of the AVGG Hemp Joint Venture Agreement, the Company agreed to lend approximately $5 million to AVGG Hemp for start-up costs and working capital. The loan bore simple interest at the rate of 8% per annum, calculated monthly. As

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

of December 31, 2019, the Company had loaned AVGG Hemp approximately $1,184. Immediately following AVGG Hemp’s 2019 fourth quarter harvest, all of the hemp was destroyed by a severe windstorm. As a result of the loss, the Company wrote off its $1,184 loan to AVGG Hemp during the year ended December 31, 2019.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $118, $110 and $115 in salary and benefits during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company had advanced $249 to an employee in connection with a relocation at the request of the Company, which was included in other assets on the Consolidated Statement of Financial Position. In January 2021, the employee repaid $124 of the outstanding loan balance. The remaining balance will be forgiven following on year of service with the Company.

15	INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020
	Current	Deferred	Total
US Federal	$—	$(4,879)	$(4,879)
US State	260	(434)	(174)
Canadian	3,412	(1,149)	2,263
	$3,672	$(6,462)	$(2,790)

	2019
	Current	Deferred	Total
US Federal	$—	$(5,922)	$(5,922)
US State	8	(751)	(743)
Canadian	(19)	818	799
	$(11)	$(5,855)	$(5,866)

	2018
	Current	Deferred	Total
US Federal	$—	$(1,786)	$(1,786)
US State	8	(187)	(179)
Canadian	422	(757)	(335)
	$430	$(2,730)	$(2,300)

The provision for (recovery of) income taxes reflected in the consolidated statements of (loss) income for the years ended December 31, 2020, 2019 and 2018 differs from the amounts computed at the federal statutory tax rates. The principal

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$8,818	$(3,541)	$(9,815)
Tax (recovery) calculated at US domestic tax rates	1,869	(744)	(2,061)
State tax adjustments	(310)	(350)	—
Non-deductible items	(6,531)	1,304	394
True up of prior year income tax estimates	(181)	207	(206)
Capitalized debt amortization costs	—	(631)	—
Share of (income) losses from joint venture	(228)	(4,367)	(75)
Unrealized foreign exchange	—	(276)	(309)
Deferred adjustment	343	(1,920)	—
Differences attributed to joint venture capital transactions	—	(487)	—
Tax rate differences on deferred items	49	(42)	(56)
Differences in Canadian tax rates	1,643	1,472	92
Change in tax rates	37	—	—
Change in valuation allowance	3	(144)	—
Other	516	112	(79)
Provision for (recovery of) income taxes	$(2,790)	$(5,866)	$(2,300)

The statutory tax rate in effect in Canada and the United States for the years ended December 31, 2020, 2019 and 2018 was 27.0% and 21.0%, respectively.

The blended effective tax rate for 2020 was (31.4%) compared to 165.6% and 23.4% in 2019 and 2018, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Other assets	$4,935	$2,536
Long-term debt	897	1,040
Tax losses: Non-capital and farm losses	14,336	11,553
Provisions: Debt and unit issuance costs	1,355	800
Joint venture shares	—	1,154
Tax losses: Valuation allowance	(35)	(31)
	21,488	17,052
Deferred tax liabilities:
Joint venture shares	(2,651)	(2,593)
Cash adjustment	(7,604)	—
Property, plant and equipment	(15,980)	(8,333)
	(26,235)	(10,926)
Net tax assets	$(4,747)	$6,126

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has recorded a $35 valuation allowance on their deferred tax assets for the year ended December 31, 2020. The valuation allowance reflected on the consolidated balance sheets is approximately $35, $31 and $504 at December 31, 2020, 2019 and 2018 respectively.

Included in the schedule of deferred tax assets and liabilities above are US federal net operating losses carryforwards of approximately $58,780 and $48,285 as of December 31, 2020 and 2019, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forward of approximately $21,108 and $12,572 as of December 31, 2020 and 2019, respectively, which started to expire in 2020. The Canadian Non-Capital Losses carry forwards are $3,345 and $1,770 as of December 31, 2020 and 2019, respectively, which will begin to expire in 2027.

At December 31, 2020 and 2019, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2020 and 2019, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as Canada and its provinces. As of December 31, 2020, the Company’s tax years for 2017, 2018 and 2019 are subject to examination by the tax authorities. As of December 31, 2020, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2016.

16	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include Cannabis, Produce and Energy. The Cannabis segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells per a long-term contract to its one customer.

For years ended December 31, 2020 and 2019, approximately 79% and 83%, respectively, of the Company’s total sales were in the United States. In 2020 the Company had two customers that individually represented more than 10% of total sales, comprising of 12.7% and 12.5% of sales, respectively. In 2019 the Company had three customers that individually represented more than 10% of its sales, comprising of 11.8%, 10.9% and 10.6% of sales, respectively.

As of December 31, 2020, the Company’s trade receivables had two customers that represented more than 10% of the balance of trade receivables, representing 26.3% of the balance. As of December 31, 2019, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 16.9% of the balance. The Company believes that its expected credit losses are limited due to the protection afforded to the Company by the Perishable Agricultural Commodities Act (the “PACA”) for its sales in the United States, which represents the majority of the Company’s annual sales and accounts receivable at year end. The PACA protection gives a claim filed under the PACA first lien on all PACA assets (which include cash and trade receivables of the debtor).

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information as of and for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Sales
Produce	$156,891	$143,419	$148,054
Cannabis – Canada	12,778	—	—
Energy – Canada	417	1,149	1,946
	$170,086	$144,568	$150,000
Interest expense
Produce	$1,759	$2,543	$2,705
Cannabis – Canada	243	—	—
Energy – Canada	54	71	89
	$2,056	$2,614	$2,794
Interest income
Corporate	$623	$1,036	$311
Cannabis – Canada	2	—	—
	$625	$1,036	$311
Depreciation and amortization
Produce	$5,356	$6,462	$6,155
Cannabis – Canada	822	—	—
Energy – Canada	647	904	872
	$6,825	$7,366	$7,027
Gross margin
Produce	$9,621	$(6,667)	$9,153
Cannabis – Canada	2,193	—	—
Energy – Canada	(854)	(678)	164
	$10,960	$(7,345)	$9,317

Total assets	2020	2019
United States	$110,107	$180,462
Canada	243,924	2,946
	$354,031	$183,408

Property, plant and equipment, net	2020	2019
United States	$56,011	$60,415
Canada	131,009	2,743
	$187,020	$63,158

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

17	INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows (shares in thousands):

	For the Years Ended December 31,
(shares in thousands)	2020	2019	2018
Numerator:
Net income (loss)	$11,608	$2,325	$(7,515)
Denominator:
Weighted average number of common shares – Basic	58,526	49,418	44,357
Effect of dilutive securities – share-based employee options and awards	2,964	1,761	—
Weighted average number of common shares – Diluted	61,490	51,179	44,357
Antidilutive options and awards (1)	500	310	2,175
Net income (loss) per ordinary share:
Basic	$0.20	$0.05	$(0.17)
Diluted	$0.19	$0.05	$(0.17)

(1)	Options to purchase shares of common stock and unvested RSUs are not included in the calculation of net income (loss) per share because the effect would have been anti-dilutive.
18	SHAREHOLDERS EQUITY AND SHARE-BASED COMPENSATION

On September 10, 2020 the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 9,396,226 units at a purchase price of $5.30 per unit for gross proceeds of approximately $49.8 million before placement agent fees and other offering expenses.

Each unit that was sold consists of one common share of the Company and a one-half (0.5) of a warrant to purchase a common share of the Company at an exercise price of $5.80. The warrants will be exercisable beginning on March 10, 2021 and will expire on September 10, 2025. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity. The fair value of these warrants was determined using the Black-Sholes Merton valuation model.

The Company’s Share-Based Compensation Plan (the “Plan”), dated January 1, 2010 was most recently approved by Shareholders on June 14, 2018. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 2,175,000 shares remain available for issuance at December 31, 2020.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2020	2019	2018
Expected volatility	71.1%	60.7%	55.5%
Dividend	$nil	$nil	$nil
Risk-free interest rate	0.52%	1.86%	2.30%
Expected life	7.1 years	5.7 years	5.9 years
Fair value	C$5.8314	C$9.7259	C$3.2541

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Stock option transactions under the Company’s plan for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,337,732	C$1.59	5.89	$14,125
Granted during 2018	203,000	C$5.79	9.44
Exercised during 2018	(365,733)	C$0.98	2.68
Forfeited/expired during 2018	(10,000)	C$1.48
Outstanding at December 31, 2018	2,164,999	C$2.10	5.69	$5,553
Exercisable at December 31, 2018	1,648,670	C$1.43	4.74	$5,012
Granted during 2019	510,000	C$16.32	9.19
Exercised during 2019	(212,332)	C$1.29	4.85
Forfeited during 2019	(10,001)	C$2.20
Outstanding at December 31, 2019	2,452,666	C$5.12	5.60	$11,435
Exercisable at December 31, 2019	1,707,337	C$1.78	4.18	$10,736
Granted	1,081,488	C$8.77	9.75
Exercised	(425,166)	C$1.36	1.62
Forfeited	(41,666)	C$6.93	—
Outstanding at December 31, 2020	3,067,322	C$6.91	6.82	$20,051
Exercisable at December 31, 2020	1,618,168	C$3.91	4.58	$15,119

The weighted-average grant-date fair value of options granted during the years 2020, 2019 and 2018 was $5.83, $9.58 and $3.22, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $2,732, $1,999 and $2,162, respectively.

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2020, is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2020	745,329	C$7.43
Granted	1,081,488	C$5.83
Vested	(362,664)	C$6.36
Forfeited	(14,999)	C$6.05
Non-vested at December 31, 2020	1,449,154	C$6.52	C$4,931

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

As of December 31, 2020, there was $9,449 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

Performance-based restricted share unit activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	128,000	C$2.82
Granted	979,000	C$5.79
Received	(50,334)	C$3.06
Forfeited/expired	—	—
Outstanding at December 31, 2018	1,056,666	C$5.56
Exercisable at December 31, 2018	175,333	C$5.08
Granted	355,000	C$14.94
Issued	(442,666)	C$7.82
Forfeited	(230,000)	C$12.90
Outstanding at December 31, 2019	739,000	C$7.92
Exercisable at December 31, 2019	30,000	C$12.87
Granted	1,068,000	C$6.36
Exercised	(840,000)	C$6.47
Forfeited/expired	(98,000)	C$9.59
Outstanding at December 31, 2020	869,000	C$7.51
Exercisable at December 31, 2020	75,000	C$6.10

A summary of the status of the Company’s non-vested performance-based restricted share units, and the changes during the year ended December 31, 2020, is presented below:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	709,000	C$7.72
Granted	1,068,000	C$6.36
Vested	(885,000)	C$6.93
Forfeited	(98,000)	C$9.59
Non-vested at December 31, 2020	794,000	C$7.33

Total share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 of $6,142, $4,714 and $1,454, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

19	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2020	2019	2018
Trade receivables	$(3,196)	$2,301	$(33)
Inventories	2,997	9,042	(5,435)
Note Receivable	765	—	—
Due from joint ventures	4,363	(3,530)	—
Other receivables	199	(448)	1,239
Prepaid expenses and deposits	(1,245)	(370)	(79)
Trade payables	(1,665)	(1,953)	1,649
Accrued liabilities	6,565	(369)	(284)
Other assets, net of other liabilities	4,289	571	(282)
	$13,072	$5,244	$(3,225)

20	SUBSEQUENT EVENTS

On January 20, 2021, the Company closed its registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 10,887,097 common shares at a purchase price of US$12.40 (approximately C$15.70) per unit for gross proceeds of approximately US$135 million (approximately C$171 million) before placement agent fees and other offering expenses. The net proceeds from this offering are intended to be used for general working capital purposes.

Upon closing of the offering there were 77,798,908 issued and outstanding common shares of Village Farms.

On February 5, 2021, the Company repaid in full the C$19.9 million (approximately US$15.6 million) promissory note, plus accrued interest of C$622 (approximately US$487), that it originally issued to Emerald as partial consideration for the November 2020 acquisition from Emerald of the 36,958,500 common shares of Pure Sunfarms that Village Farms did not own.

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consists of one common share of the Company and a one-half (0.5) of a warrant to purchase a common share of the Company at a price of US$5.80. On March 10, 2021 the warrants became exercisable, and they will expire on September 10, 2025. On March 10, 2021 1,773,585 of the warrants were exercised.

Effective March 15, 2021, Pure Sunfarms renewed its aggregate loan facility with two Canadian chartered banks and Farm Credit Canada. The renewal extends the maturity date by two years, includes an unlimited guarantee from Village Farms, limits the use of funds for capital expenditures and changes certain financial covenants.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pure Sunfarms Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Pure Sunfarms Corp. and its subsidiaries (together, the Company) as of November 1, 2020 and December 31, 2019, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the period ended November 1, 2020 and the years ended December 31, 2019 and 2018, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2020 and December 31, 2019, and its financial performance and its cash flows for the period ended November 1, 2020 and the years ended December 31, 2019 and 2018 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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
March 12, 2021

We have served as the Company’s auditor since 2017.

Pure Sunfarms Corp.

Consolidated Statements of Financial Position

(In thousands of Canadian dollars)

	November 1, 2020	December 31, 2019
	$	$
Assets
Current assets
Cash and cash equivalents	13,470	6,459
Restricted cash	927	3,096
Trade receivables	13,990	11,283
Note receivable (note 5)	991	—
GST receivable	—	1,530
Inventories (note 6)	56,068	40,138
Biological assets (note 7)	722	11,609
Short-term deposits	7,800	6,768
Prepaid expenses	957	747
	94,925	81,630
Property, plant and equipment (note 8)	154,015	141,094
Intangible assets (note 9)	1,000	23
	249,940	222,747
Liabilities
Current liabilities
Trade and other payables	5,103	6,413
Accrued liabilities	15,872	6,522
Income taxes payable	2,881	11,026
GST payable	1,444	—
Deferred revenue	102	—
Due to related parties (note 11)	197	6,182
Borrowings – Current portion	3,057	1,849
Borrowings – Shareholder loan (note 11)	14,539	28,123
	43,195	60,115
Deferred tax liabilities (note 13)	18,816	9,558
Borrowings – Long term (note 10)	31,688	17,000
	93,699	86,673
Shareholders’ Equity
Share capital (note 12)	100,060	83,350
Retained earnings	56,181	52,724
	156,241	136,074
	249,940	222,747
Commitments (note 19)
Subsequent events (note 20)

The accompanying notes are an integral part of these consolidated financials.

Pure Sunfarms Corp.

Consolidated Statements of Income and Comprehensive Income

   (In thousands of Canadian dollars)

	For the period ended November 1, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$	$
Sales	59,510	82,810	4,916
Cost of sales – production (notes 6)	(35,018)	(20,021)	(1,542)
	24,492	62,789	3,374
Realized fair value amounts included in inventory sold (note 6)	(25,466)	(62,615)	(3,758)
Change in fair value of biological asset (note 7)	21,733	79,465	12,543
Impairment loss on inventory (note 6)	(8,805)	(2,132)	—
	11,954	77,507	12,159
Selling, general and administrative expenses (note 15)	11,713	10,445	3,385
Income from operations	241	67,062	8,774
Interest expense, net	1,263	1,170	97
Foreign exchange loss	287	10	234
Other income (note 10)	(5,879)	(33)	(24)
Write down of property and equipment (note 8)	—	190	—
Income before taxes	4,570	65,725	8,467
Provision for (recovery of) income tax (note 14)
Current	(8,145)	11,026	—
Future	9,258	7,499	2,298
	1,113	18,525	2,298
Net income and comprehensive income	3,457	47,200	6,169

The accompanying notes are an integral part of these consolidated financial statements.

Pure Sunfarms Corp.

Consolidated Statements of Changes in Equity

   (In thousands of Canadian dollars, except share information)

	Number of common shares	Share capital	Retained earnings	Total equity
		$	$	$
Balance – January 1, 2018	40,000,000	26,000	(645)	25,355
Shares issued (note 12)	14,000,000	14,000	—	14,000
Shares held in (release from) escrow (note 12)	(14,000,000)	—	—	—
Net income	—	—	6,169	6,169
Balance – December 31, 2018	40,000,000	40,000	5,524	45,524
Shares issued (note 12)	43,350,000	43,350	—	43,350
Shares issued and held in escrow	6,650,000	—	—	—
Shares cancelled (note 12)	(5,940,000)	—	—	—
Net income	—	—	47,200	47,200
Balance – December 31, 2019	84,060,000	83,350	52,724	136,074
Shares issued (note 12)	6,177,697	16,710	—	16,710
Shares issued and held in escrow (note 12)	(710,000)	—	—	—
Net income	—	—	3,457	3,457
Balance – November 1, 2020	89,527,697	100,060	56,181	156,241

The accompanying notes are an integral part of these consolidated financial statements.

Pure Sunfarms Corp.

Consolidated Statements of Cash Flows

   (In thousands of Canadian dollars)

	For the period ended November 1, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$	$
Cash provided by (used in)
Operating activities
Net comprehensive income for the period	3,457	47,200	6,169
Adjustment for items not affecting cash
Depreciation and amortization	4,232	3,542	1,036
Fair value changes in biological asset included in inventory sold and other charges	(239)	(10,497)	(1,397)
Unrealized gain on changes in fair value of biological asset	(21,733)	(79,465)	(12,543)
Impairment loss on inventory	8,805	2,132	—
Other income	(6,044)	—	—
Accrued interest	1,056	1,193	97
Future income tax expense	9,258	7,499	2,298
Unrealized foreign exchange (gain) loss	(42)	(135)	105
Write-down of property and equipment	—	190	—
Amortization of deferred financing fees	146	77	(10)
	(1,104)	(28,264)	(4,245)
Changes in non-cash working capital
Trade receivables	(10,838)	(9,971)	(1,312)
Note receivables	(991)	—	—
GST receivable	2,974	(1,000)	(320)
Short-term deposits	(1,032)	(6,385)	(383)
Prepaid expenses	(210)	(665)	(82)
Inventories	(24,496)	(23,415)	(6,934)
Biological assets	32,620	75,244	5,155
Trade and other payables	(2,150)	(6,302)	2,193
Accrued liabilities	8,819	3,574	1,331
Income taxes payable	(8,145)	11,026	—
Due to related parties	(5,985)	3,121	1,332
Deferred revenue	102	—	—
	(10,436)	16,963	(3,265)
Investing activities
Purchase of intangible assets	(1,048)	—	(15)
Purchase of property and equipment	(15,158)	(45,874)	(37,264)
	(16,206)	(45,874)	(37,279)
Financing activities
Proceeds from issuance of shares to Emerald Health	710	18,350	14,000
Proceeds from issuance of shares to Village Farms	16,000	—	—
Proceeds from related party borrowings	—	—	26,000
Proceeds from bank loan, net transaction costs	17,121	18,778	—
Repayment of bank loan	(1,500)	—
Interest paid on borrowings	(847)	(1,024)	—
	31,484	36,104	40,000
Net increase (decrease) in cash and cash equivalents	4,842	7,193	(544)
Cash and cash equivalents – Beginning of period	9,555	2,362	2,906
Restricted cash – End of period	(927)	(3,096)	—
Cash and cash equivalents – End of year	13,470	6,459	2,362
Supplementary schedule of non-cash investing activities
Property, plant and equipment purchases unpaid at period-end	1,246	5,919	6,810
Property, plant and equipment – capitalized interest	675	1,428	434
Acquisition of property and equipment through issuance of shares to Village Farms International, Inc.	—	25,000	—
Supplementary schedule of non-cash financing activities
Settlement of shareholder loan (note 11)	14,175	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

1      General information

Pure Sunfarms Corp. (PSC or the Company) was incorporated under the Canada Business Corporation Act on June 2, 2017 and its principal office is located at 4431 80th Street, Delta, British Columbia, Canada. From inception until November 2, 2020, Pure Sunfarms was owned 58.7% by Village Farms International Inc. (Village Farms) and 41.3% by Emerald Health Therapeutics Inc. (Emerald). On November 2, 2020, Village Farms completed the purchase of 36,958,500 common shares of PSC from Emerald Health Inc. and owns 100% of the common shares of the Company.  As part of the share purchase agreement, PSC cancelled Emerald Health Inc.’s liability for the Note receivable (note 5).

Due to the Company’s change in ownership on November 2, 2020, the reporting period for the most recent consolidated statement of position is as of November 1, 2020, and the reporting period for the most recent statement of income (loss) and comprehensive income (loss), consolidated statement of changes in equity and the consolidated statement of cash flows is January 1, 2020 to November 1, 2020. As such, the amounts provided in the consolidated financial statements and notes thereto may not be entirely comparable.

The consolidated financial statements have been prepared in Canadian dollars, which is the Company’s functional currency, and are prepared on the historical cost basis, except for biological assets which are measured at fair value.

The consolidated financial statements were authorized for issuance by the Board of Directors on March 12, 2021 and have been prepared in accordance with the International Reporting Standards (IFRS) issued by the International Accounting Standards Board (IASB).

Coronavirus pandemic (COVID-19)

COVID-19 has caused and continues to cause significant loss of lives and disruption to the global economy, including the curtailment of activities by businesses and consumers as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

To date, the Company has implemented new health and safety protocols to limit the risk of disruptions to the Company’s operations and the Company can continue to service its customers. However, the Company cannot accurately predict the impact COVID-19 will have on its operations and the abilities of others to meet their obligations to the Company.  The Company is unable to quantify the potential impact this may have on its future financial results.  The impact may be material.

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

On January 23, 2019, Pure Sunfarms and its subsidiaries, Pure Sunfarms Canada Corp. (PSCC) and 11740746 B.C.C. ltd., amalgamated pursuant to section 273 of the Business Corporation Act. The Company consolidated the results of its subsidiaries up until January 23, 2019, the date of amalgamation with its subsidiaries.

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

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits held with banks.

Restricted cash

Restricted cash consists of cash reserved as a guarantee under a letter of credit.

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

Financial assets and liabilities are offset, and the net amount is reported on the consolidated statement of financial position when there is a legally enforceable right to offset the recognized amounts and there is an intention to settle on a net basis or realize the asset and settle the liability simultaneously.

b)	Measurement

At initial recognition, the Company measures a financial asset at its fair value plus, in the case of a financial asset not at fair value through profit or loss (FVTPL), transaction costs that are directly attributable to the acquisition of the financial asset. Transaction costs of financial assets carried at FVTPL are expensed in income (loss).

For assets measured at fair value, gains and losses will either be recorded in income (loss) or other comprehensive income (loss). For investments in debt instruments, this will depend on the business model in which the investment is held. For investments in equity instruments that are not held for trading, this will depend on whether the Company has made an irrevocable election at the time of initial recognition to account for the equity investment at fair value through other comprehensive income (FVOCI).

The Company reclassifies debt investments only when its business model for managing those assets changes. Financial assets with embedded derivatives are considered in their entirety when determining whether their cash flows are solely payment of principal and interest. Changes in the fair value of financial assets at FVTPL are recognized in the consolidated statement of income (loss) and comprehensive income (loss) as applicable.

Financial liabilities held by the Company under IFRS 9 are initially measured at fair value and subsequently at amortized cost. Trade payables, accrued liabilities and debt are initially recognized at the amount required to be paid less, when material, a discount to reduce the liabilities to fair value. Subsequently, trade payables, accrued liabilities and debt are measured at amortized cost using the effective interest method. Financial liabilities are classified as current liabilities if payment is due within 12 months. Otherwise, they are presented as non-current liabilities.

The Company applies the fair value hierarchy based on the significance of the inputs used in making the measurements. The levels in the hierarchy are:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

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

Short-term deposits

Short term deposits include prepayment to construction vendors for Delta 3 and Delta 2 facilities and a security deposit for excise tax.

Inventories

The costs of cannabis inventories are transferred from biological assets at their fair value less cost to sell at the point of harvest, which becomes their initial deemed cost. The cost of inventories also includes capitalized production costs, including labour, materials, post-harvest costs and depreciation. Purchased inventory is carried at cost and is determined using the weighted average method. Packaging materials are valued at the lower of cost or replacement cost.  The cost of packaging materials is determined on a standard cost basis.  Inventoried costs are transferred to cost of goods sold in the same period as when the cannabis products are sold.

Cannabis inventories, capitalized production costs and biological asset adjustments are valued at the lower of cost or net realizable value.  The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

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

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

reliably. Repairs and maintenance costs are charged to the consolidated statement of income (loss) and comprehensive income (loss) during the period in which they are incurred.

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

The gain or loss on disposal of an item of property, plant and equipment is determined by comparing the proceeds from disposal with the carrying amount of the property, plant and equipment, and is presented net within gain/loss on disposal of assets in the consolidated statement of income (loss) and comprehensive income (loss).

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

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Greenhouses and other buildings	4-30 years
Greenhouse equipment	3-30 years
Machinery and equipment	3-20 years
Furniture and fixtures	3-15 years

Construction in progress reflects the cost of assets under construction, which are not depreciated until placed into use.

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

Intangible assets

The Company’s intangible assets are purchased and have finite useful lives. They are measured at cost less accumulated amortization and any accumulated impairment losses. Amortization is calculated based on the cost of the intangible assets less their estimated residual values using the straight-line method over their estimated useful lives and is generally recognized in profit or loss. Amortization methods, useful lives and residual values are reviewed at each reporting date and adjusted when necessary.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Impairment of non-financial assets

At the end of each reporting period, the Company reviews the carrying amounts of its non-financial assets with finite lives to determine whether there is any indication that those assets have suffered an impairment loss. Property, plant and equipment and intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purpose of testing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash generating units or CGUs). An impairment loss is recognized for the amount, if any, by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use.

Leased assets

The Company has adopted IFRS 16, Leases, as issued by the IASB in January 2016 with a date of transition of January 1, 2019, which resulted in changes in accounting policies. There were no adjustments to the amounts previously recognized in the consolidated financial statements recorded as a result of transition.

In applying IFRS 16 for the first time, the Company has used the following practical expedients permitted by the standard: (i) relying on previous assessments on whether leases are onerous as an alternative to performing an impairment review – there were no onerous contracts as of January 1, 2019; and (ii) accounting for operating leases with a remaining lease term of less than 12 months as at January 1, 2019 as short-term leases.

The Company has also elected not to reassess whether a contract is, or contains a lease at the date of initial application. Instead, for contracts entered into before the transition date, the Company relied on its assessment by applying International Accounting Standard (IAS) 17 – Leases, and IFRS Interpretations Committee (IFRIC) 4 – Determining Whether an Arrangement Contains a Lease.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, and subsequently at cost less any accumulated depreciation or impairment losses and adjusted for certain re-measurements of the lease liability. The Company recognizes the associated depreciation of the right-of-use assets on a straight-line basis over the course of the remaining lease term.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, a change in the estimate of the amount expected to be payable under a residual value guarantee, or as appropriate, changes in the assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised. Lease payments are allocated between principal and interest expense. The interest expense is charged to profit or loss over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.  Payments associated with short-term leases and all leases of low-value assets are recognized on a straight-line basis as an expense in profit or loss.  Short-term leases are leases with a lease term of 12 months or less.

Prior to January 1, 2019 and the adoption of IFRS 16, the Company measured and classified its leases under IAS 17 - Leases: leases where the Company assumed substantially all the risks and rewards of ownership were classified as finance leases. Upon initial recognition, the leased asset was measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset was accounted for in accordance with the accounting policy applicable to that asset. Other leases were operating leases and rent expenses were recognized in the Company’s consolidated statement of income (loss) and comprehensive income (loss).

Revenue recognition

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty.  The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods. The amount of revenue recognized is reduced by excise duty, estimated returns and other customer credits, such as discounts and rebates.

Under bill-and-hold arrangements – whereby the Company bills a customer for product to be delivered at a later date – control typically transfers when the product is still in our physical possession, and title and risk of loss has passed to the customer. Revenue is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met.

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

Effective January 1, 2020, the Company adopted the cash basis method to calculate its income tax payable related to farming activities. This resulted in an adjustment of $8,419 to income taxes payable and deferred tax liabilities in 2020 related to 2019.

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

Government assistance

Government assistance is recorded as a receivable when the Company qualifies under the terms of a government program and the amount of the assistance can be reasonably estimated. Government assistance for current expenses is recorded in cost of sales and selling, general and administrative expenses.

3	Significant accounting estimates and judgments

The preparation of these consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. These estimates and judgments have a significant risk of causing a material adjustment to the carrying

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

amounts of assets and liabilities within the next financial year.

a)Estimated useful lives of property, plant and equipment

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

b)Inventories

Finished goods cannabis inventory are carried at the lower of cost or net realizable value. Management’s estimate of net realizable value is calculated as the estimated selling cost in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

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

4	Adoption of new and revised standards and interpretations

Standards effective January 1, 2020

IAS 1, Financial Statements Presentation and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors - Amendments to IAS 1, Financial Statements Presentation and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors were issued to clarify the definition of ‘material’.  Under IAS 1, information is material if omitting, misstating or obscuring it could reasonably be expected to influence the decisions that the primary users of general-purpose financial statements make on the basis of those financial statements, which provide financial information about a specific reporting entity.  The amendments are effective for annual periods beginning on or after January 1, 2020.  The adoption of this standard did not have a material impact to the Company’s financial position.

Conceptual Framework - Conceptual Framework sets out the fundamental concepts for financial reporting and to ensure similar transactions are treated the same way, to provide useful information to investors, lenders and other creditors.  The revised Conceptual Framework sets out a revised definition of an asset and a liability as well as new guidance on measurement and de-recognition, presentation and disclosure. For companies that use the Conceptual Framework to develop accounting policies when no IFRS standard applies to a particular transaction, the revised Conceptual Framework is effective for annual reporting periods beginning on or after January 1, 2020.  Application of the revised Conceptual Framework did not have an impact to the Company’s Consolidated Statement of Position or its related disclosures.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

5

Note receivable

Pursuant to a settlement agreement dated March 2, 2020 (note 11c and 12), on March 6, 2020, Emerald Health issued a $952 promissory note to the Company for products sold to other licensed producers (LPs) from January 1, 2019 to December 31, 2019. Under the Supply Agreement (defined in note 11c) which was terminated as part of the settlement agreement (note 11c), Emerald Health could only sell the purchased products through retail channels. If Emerald Health sold products to other LPs, it was required to remit to PSC the difference between the fixed purchase price in the supply agreement less the seller’s fee. The promissory note bears simple interest at 6.2% (note 20). The balance of the note receivable, including interest was $991 at November 1, 2020.

6	Inventories

	November 1, 2020	December 31, 2019
	$	$
Available for sale inventory - flower and trim	24,312	15,985
Available for sale inventory - flower and trim fair value over cost	11,655	11,895
Distilled oil	15,498	—
Work-in-process capitalized costs	3,297	11,527
Packaging materials	1,062	731
Seeds	244	—
	56,068	40,138

The cost of inventories expensed and included in the cost of sales for the period ended November 1, 2020 and the years ended December 31, 2019 and December 31, 2018 amounted to $35,018, $20,021 and $1,542, respectively, related to production cost of sales and $25,466, $62,615 and $3,758, respectively, related to realized fair value of biological assets included in inventory. Depreciation expense included in cost of sales for the period ended November 1, 2020 and the years ended December 31, 2019 and December 31, 2018 $3,103, $1,886 and $276, respectively.

During the period ended November 1, 2020 the Company recorded an impairment loss of $1,412 on distillate oil as net realizable value of the inventory exceeded its cost. During the period ended November 1, 2020 and the year ended December 31, 2019 the Company recorded an impairment loss on a biological asset adjustment of $7,393 and $2,132, respectively, in which net realizable value of the cannabis flower exceeded its cost.

7	Biological assets
	For the period ended November 1, 2020	For the year ended December 31, 2019
	$	$
Opening, biological assets	11,609	7,388
Increase in biological assets due to capitalized costs	26,345	32,565
Changes in fair value due to biological transformation	21,733	79,465
Transferred to inventory upon harvest	(58,965)	(107,809)
Ending, biological assets	722	11,609

The following table summarizes the unobservable inputs for the period ended November 1, 2020:

Unobservable inputs	Input values	Sensitivity analysis
Average selling price Obtained through average selling price or estimated future selling prices if historical results are not available	$0.30 – $1.20 per gram	A 5% increase (decrease) in average selling price would have resulted in an increase or decrease of approximately $151 in valuation

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Yield per plant Varies by strain and is obtained through historical harvest yield results	75 – 148 grams per plant	A 5% increase (decrease) in yield per plant would have resulted in an increase or decrease of approximately $333 in valuation

8	Property and equipment

	Land	Land Improvement	Buildings	Machinery and equipment	Information technology	Construction in progress	Total
	$	$	$	$	$	$	$
Year ended December 31, 2019
Opening net book value	3,700	397	44,546	2,678	214	15,069	66,604
Additions (transfers)	731	—	2,868	371	7	74,237	78,214
Placed in service	—	22	14,771	5,560	81	(20,434)	—
Write down of property and equipment	—	—	—	—	—	(190)	(190)
Depreciation expense	—	(20)	(2,896)	(558)	(60)	—	(3,534)
	4,431	399	59,289	8,051	242	68,682	141,094
At December 31, 2019
Cost	4,431	427	63,059	8,715	343	68,682	145,657
Accumulated depreciation	—	(28)	(3,770)	(664)	(101)	—	(4,563)
Net book value	4,431	399	59,289	8,051	242	68,682	141,094
Period ended November 1, 2020
Opening net book value	4,431	399	59,289	8,051	242	68,682	141,094
Additions (transfers)	(1)	—	—	—	—	17,082	17,081
Placed in service	—	—	24,590	2,076	—	(26,666)	—
Write down of property and equipment	—	—	—	—	—	—	—
Depreciation expense	—	(17)	(3,148)	(942)	(53)	—	(4,160)
	4,430	382	80,731	9,185	189	59,098	154,015
At November 1, 2020
Cost	4,430	427	87,650	10,790	343	59,098	162,738
Accumulated depreciation	—	(45)	(6,919)	(1,605)	(154)	—	(8,723)
Net book value	4,430	382	80,731	9,185	189	59,098	154,015

In March 2019, Pure Sunfarms exercised its option to acquire the Delta 2 assets and operations, resulting in Village Farms contributing $25,000 of Delta 2 property and equipment to the Company.

9	Intangible assets

The Company’s intangible assets consist of purchased computer software.

	November 1, 2020	December 31, 2019
	$	$
Definite-lived intangible assets
Cost	1,086	38
Accumulated amortization	(86)	(15)
Definite-lived intangible assets – net	1,000	23

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

10	Long term loan

	November 1, 2020	December 31, 2019
	$	$
Term Loan - $19,000 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, due in February 2022	17,500	19,000
Term Loan - $25,000 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, due in February 2022	17,500	—
Total loan outstanding	35,000	19,000
Principal portion included in current liabilities	(3,312)	(2,000)
Long term loan oustanding	31,688	17,000

The term loan of $17,500 was entered into on February 7, 2019 and amended on June 30, 2020 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company. The Company’s shareholders are guarantors of the loan.  Principal payments started on the term loan in October 2019. The effective interest rate during the period was 4.46%. The term loan has a maximum availability of $19,000 as of November 1, 2020.

The term loan of $17,500 was entered into on April 2, 2020 and amended on June 30, 2020 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company. The Company’s shareholders are guarantors of the loan.  Principal payments start on the credit facility in March 2021. The effective interest rate during the period was 4.10%. The term loan has a maximum availability of $25,000 as of November 1, 2020.

The Company entered into a revolving line of credit on June 30, 2020 with a Canadian chartered bank up to a maximum of $15,000. Interest is payable at the Canadian prime rate plus an applicable margin. As of November 1, 2020, no advances were made on this facility. On November 1, 2020, the Company had outstanding a $5,145 letter of credit issued to BC Hydro against the revolving line of credit.

The Company is required to comply with financial covenants, measured quarterly. The Company is required to maintain a minimum Fixed Charge Coverage Ratio of 1.50:1, Senior Funded Debt to EBITDA shall not exceed 2.50:1 and Liquidity Coverage shall not be less than $3,000 at any time. As of November 1, 2020, the Company was in compliance with the financial covenants. Reconciliation of liabilities arising from financing activities:

$
Borrowings as at December 31, 2019	18,849
Proceeds from bank loan, net of transaction costs	17,121
Repayment of bank loan	(1,500)
Interest paid on borrowings	(847)
Accrued interest	976
Amortization of deferred financing fees	146
Borrowings as at November 1, 2020	34,745

11	Related party transactions
a)	Borrowings

On July 5, 2018, the Company entered into a loan agreement with its shareholders to finance its construction project and to finance general working capital requirements. The principal amount advanced through equal contributions made by each shareholder was $26,000.

On March 2, 2020, Emerald Health forfeited and waived repayment of its outstanding $13,000 shareholder loan (plus accrued interest of $1,175) to PSC. The shareholder loan was offset by $8,131 for unconfirmed product charges under the

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Supply Agreement and $6,044 as payment to terminate the Supply Agreement that would have expired on December 31, 2022 (see (c) below).

As of November 1, 2020 and December 31, 2019, the principal amount due to Village Farms was $13,000.

Interest accrues and is payable on demand being made by the shareholder. The shareholder loan bears simple interest of 8% calculated semi-annually. The loan agreement provides for a retroactive interest rate adjustment should the Company secure financing from an arm’s length lender, in which case the interest on the shareholder loan amounts would be adjusted to equal the third-party interest rate.

The interest rate was reduced to 6.2% on February 7, 2019, 5.2% on December 2, 2019, 3.95% on April 2, 2020 and subsequently increased to 4.20% on August 26, 2020 to reflect the interest rate obtained from third-party lenders.

	November 1, 2020	December 31, 2019
	$	$
Loan principal	13,000	26,000
Accrued interest	1,539	2,123
	14,539	28,123

b)	Due to related parties

As of November 1, 2020, the Company recorded the below amounts payable and accrued to its shareholders, primarily for consulting services and the reimbursement of expenses which occurred during the year:

	November 1, 2020	December 31, 2019
	$	$
Emerald Health
Payable to Emerald Health	—	1
Accrued to Emerald Health	—	87
	—	88
Village Farms
Payable to Village Farms	197	67
Accrued to Village Farms	—	87
Amount of terminated additional equity infusion refundable	—	5,940
	197	6,094
	197	6,182

All amounts are non-interest bearing and are due on demand.

c)	Sales and other income

On December 21, 2018, the Company entered into a supply agreement (the Supply Agreement) with Emerald Health where by Emerald Health agreed to purchase 40% of the bud and 40% of the Trim produced by the Company until December 31, 2019.

During 2019, the Supply Agreement was extended to December 31, 2022 whereby Emerald Health had agreed to purchase 25% of the bud and 25% of the trim produced by Pure Sunfarms.

On March 2, 2020, Emerald Health entered into a settlement agreement and offset $6,044 of shareholder loan as payment to terminate the Supply Agreement that would have expired on December 31, 2022 and agreed to other adjustments between the parties (see (a) above).  Pursuant to the settlement agreement, Pure Sunfarms released Emerald Health from all liability arising from their 2018, 2019 and current Supply Agreement effective March 2, 2020. The Company recognized $6,044 as other income arising from this settlement and $606 for unconfirmed products pricing shortfall chargeback for the period from January 1, 2020 to March 1, 2020.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

d)	Key management compensation

Key management personnel are those persons having authority and responsibility for planning, directing, and controlling the activities of the entity, directly or indirectly, at the executive level.  Compensation provided to the key management for the period ended November 1, 2020 and the year ended December 31, 2019 and 2018 is listed as follows:

	For the period ended November 1, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$	$
Salaries	1,249	1,414	430
Benefits	20	26	8
	1,269	1,440	438

12	Share capital

Authorized

Unlimited number of Class A voting common shares without par value.

Issued

The Company issued 40,000,000 shares during 2017. Consideration received from Village Farms consisted of $20,000 in contributed assets and Emerald’s $20,000 contribution advanced to the Company in multiple installments based on milestones set out in the Shareholders’ Agreement between Emerald Health and Village Farms. Upon receipt of payment, shares were released from escrow on the basis of one share per dollar contributed.

On March 2, 2018, Health Canada issued a Cultivation Licence to the Company under Canada’s Access to Cannabis for Medical Purposes Regulations (ACMPR). A $10,000 contribution was received by the Company from Emerald Health upon issuance of the cultivation licence, resulting in the release of 10,000,000 shares from escrow. As of April 27, 2018, the Company had received the remaining $4,000 contribution from Emerald Health, resulting in the release of 4,000,000 shares from escrow.

On March 29, 2019, the Company agreed to issue 50,000,000 shares, for which consideration of $44,060 was received in exchange for 44,060,000 shares.  Consideration consisted of $25,000 in contributed assets from Village Farms and $19,060 cash contribution from Emerald Health. On January 13, 2020, 710,000 shares were released from escrow upon receipt of consideration from Emerald Health.

On March 2, 2020, the joint venture partners, Emerald Health and Village Farms, entered into a settlement agreement. Under the shareholders’ agreement, Emerald Health was obligated to contribute a $5,940 equity payment to Pure Sunfarms on November 1, 2019 and defaulted on the equity payment. Pursuant to the settlement agreement, the 5,940,000 common shares placed in escrow pending Emerald Health contributing the $5,940 equity amount was cancelled effective as of November 19, 2019.

On March 2, 2020, pursuant to the settlement agreement Emerald Health transferred 2,101,500 of Pure Sunfarms common shares that it owned to Village Farms (note 11).

On March 6, 2020, the Company issued 2,689,920 shares to Village Farms for additional equity contributions made on January 24, 2020 for $4,000 and $4,000 on February 14, 2020 pursuant to the contribution notice issued by Pure Sunfarms to the shareholders on January 16, 2020.

On April 2, 2020, the Company issued 2,777,777 shares to Village Farms for an additional equity contribution of $8,000 pursuant to the contribution notice issued by Pure Sunfarms to the shareholders on January 16, 2020.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

13	Deferred taxes

The income tax expense charged to loss during the period is as follows:

	Biological assets and tax losses	Property and equipment	Cash adjustments	Debt forgiveness	Other	Total
	$	$	$	$	$	$
Deferred tax assets
At January 1, 2018	160	78	—	—	—	238
(Changed) credited to consolidated statement of income	469	(78)	—	—	—	391
At December 31, 2018	629	—	—	—	—	629
(Changed) credited to consolidated statement of income	(629)	—	—	—	—	(629)
At December 31, 2019	—	—	—	—	—	—
(Changed) credited to consolidated statement of income	—	—	—	—	—	—
As of November 2, 2020	—	—	—	—	—	—
Deferred tax liabilities
At January 1, 2018	—	—	—	—	—	—
(Changed) credited to consolidated statement of income	(2,372)	(316)	—	—	(1)	(2,689)
At December 31, 2018	(2,372)	(316)	—	—	(1)	(2,689)
(Changed) credited to consolidated statement of income	(3,974)	(2,883)	—	—	(12)	(6,869)
At December 31, 2019	(6,346)	(3,199)	—	—	(13)	(9,558)
(Changed) credited to consolidated statement of income	3,003	(747)	(9,849)	(1,632)	(33)	(9,258)
As of November 2, 2020	(3,343)	(3,946)	(9,849)	(1,632)	(46)	(18,816)

The analysis of deferred tax assets and deferred tax liabilities is as follows:

	November 1, 2020	December 31, 2019
	$	$
Deferred tax liabilities
Expected to be settled in more than 12 months	(3,873)	(3,297)
Expected to be settled within 12 months	(14,943)	(6,261)
	(18,816)	(9,558)

Deferred income tax assets are recognized for tax loss carry-forwards to the extent that the realization of the related tax benefit through future profits is probable.

14	Income tax expense

The provision for income taxes reflected in the consolidated statement of income and comprehensive income for the period ended November 1, 2020 and the years ended December 31, 2019 and 2018 differs from the amounts computed at the federal

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

statutory tax rates. The principal differences between the statutory income tax and the effective provision for income taxes are summarized as follows:

	For the period ended November 1, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$	$
Pre-tax income (loss) per financial statements	4,570	65,725	8,467
Tax expense calculated at the statutory rate	1,234	17,746	2,286
Permanent difference on assets contributed by Village Farms	—	767	—
Temporary differences on deferred taxes	(121)	12	12
Provision for income taxes	1,113	18,525	2,298

The statutory rate in effect for the period ended November 1, 2020, and the years ended December 31, 2019 and 2018 was 27%.

15	Expenses by nature

The Company’s significant expenses by nature are as follows:

	For the period ended November 1, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
	$	$	$
Selling, general and administration
Professional services	1,922	2,377	1,900
Employee compensation and benefits	4,046	3,080	827
Office expenses	2,658	2,001	535
Other	1,209	612	96
Health Canada Regulatory Fee	1,327	1,151	—
Repairs and maintenance	128	165	20
Marketing	423	1,059	7
	11,713	10,445	3,385

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) to help Canadian businesses to keep employees on payroll in response to challenges posed by the COVID-19 pandemic. During 2020, PSC determined that it met the employer eligibility criteria and applied for the CEWS and received $1,938 of wage subsidies.

16	Sales

The Company’s principal source of revenue is from the sale of dried flower (bud) and trim to fulfill purchase orders received from customers. Trim is the by-product of a harvested cannabis plant. During the period ended November 1, 2020, sales were made to other licensed cannabis producers, extraction licensed producers in which PSC sold extraction grade dried flower and trim and purchased various forms of distillate oil from the same counterparties (note 5) and five provincial wholesalers, Ontario Retail Cannabis Corporation, BC Liquor Distribution Branch, Alberta Gaming & Liquor Commission, Saskatchewan Liquor and Gaming Authority and Manitoba Liquor and Lotteries. Revenue earned from product sales for the period ended November 1, 2020, and the years ended December 31, 2019 and 2018 was $59,510, $82,810 and $4,917 respectively. For the period ending November 1, 2020, sales to the four largest customers individually represented 21.6%, 18.6%, 17.9% and 16.9% of total sales.

17	Financial instruments

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

The following table summarizes the carrying value and fair value of the Company’s financial instruments:

	November 1, 2020 Carrying value	November 1, 2020 Fair value
	$	$
Cash and cash equivalents	13,470	13,470
Restricted cash	927	927
Trade receivables	13,990	13,990
Trade payables, accrued liabilities and due to related parties	21,172	21,172
Debt borrowings - related party	14,539	12,063
Debt borrowings - bank	34,745	33,026

Management of financial risks

a)	Price risk
i)	Foreign exchange rate risk

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

For the period ended November 1, 2020 and the year ended December 31, 2019, the Company recognized a foreign exchange loss of $287 and $10, respectively in the consolidated statements of income and comprehensive income. Based on the balances as of November 1, 2020 and December 31, 2019, a 1% increase (decrease) in the Euro/Canadian dollar exchange rates on that day would have resulted in an increase or decrease of approximately $43 and $8, respectively, in foreign exchange (gain) or loss.

ii)	Interest rate risk

The Company is exposed to interest rate risk on its shareholder loan. Interest on the loan is variable, in that it equals the rate of any third-party borrowings and will be retrospectively adjusted. As of August 26, 2020, the interest rate on the loan was adjusted to 4.20%, to equal the third-party interest rate on a credit facility secured by the Company (note 9). This rate is variable and is calculated as the Canadian prime rate plus the Canadian bankers’ acceptance rate.

Changes in the interest rates could result in an increase or decrease in the amount of interest accrued on the loan. When assessing the potential impact of forward interest rate changes, the Company believes an interest rate volatility of 25 basis points is a reasonable measure. If interest rates applicable to the floating rate debt as of November 1, 2020 and December 31, 2019 were to have increased or decreased by 25 basis points, it is estimated that the Company’s income before tax would change by approximately $44 and $86, respectively.

b)Credit risk

Financial instruments that may subject the Company to credit risk consist of cash, restricted cash, and accounts receivable. The carrying amount of these financial assets recorded in the consolidated financial statements, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

Cash and cash equivalents are maintained with financial institutions in Canada and are redeemable on demand. Due to the nature of the customers and the generally short payment terms, management does not consider it has any significant credit risk exposure on its accounts receivable.

c)	Liquidity risk

The following liabilities have maturities due within one year:

	November 1, 2020	December 31, 2019
	$	$
Trade and other payables	5,103	6,413
Accrued liabilities	15,872	6,522
Due to related parties	197	6,182
Borrowings – current portion	3,312	2,000

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

18	Capital management

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

19	Commitments

As of November 1, 2020, the Company had commitments of long-term principal maturities of:

Remainder of 2020	$500
2021	4,100
2022	33,900
2023 and beyond	—

As of November 1, 2020, the Company also had a commitment of $1,000 in the event of a service agreement break up.

PURE SUNFARMS CORP.

Notes to Consolidated Financial Statements

November 1, 2020 and December 31, 2019 and 2018

20	Subsequent events

On November 2, 2020, Village Farms acquired all the remaining shares of Pure Sunfarms from Emerald Health Inc. and owned 100% of the common shares of the Company.  As part of the share purchase agreement, Pure Sunfarms cancelled Emerald Health Inc.’s liability for the Note receivable.

On December 30, 2020, the Company entered into a non-revolving credit facility for $6,250 which is secured by a general security interest in respect of all present and future property, assets and undertakings of the Company. The Company’s shareholder is a guarantor of the loan. The facility is due on demand and is payable monthly over 10 years with principal payments starting in December 2021. Interest on the facility is at the Canadian prime rate, plus an applicable margin.