Form 10-K/A
period 2020-12-31
Village Farms International, Inc.
filed 2021-03-19
CIK 1584549

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K (as amended, the “Annual Report”) of Village Farms International, Inc. (the “Company”) for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission on March 16, 2021 (the “Original 10-K”), is (1) to file Exhibits 101.1 and 104.1 to the Annual Report in accordance with Rule 405 of Regulation S-T, which had been omitted from the Original 10-K on the basis of the temporary hardship exemption set forth in Rule 201 of Regulation S-T; and (2) to file as Exhibit 10.17 to the Annual Report the Third Amended and Restated Credit Agreement, dated as of March 15, 2021 (the “Third Amended and Restated PSF Credit Agreement”), by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce, which had been omitted from the Original 10-K as a result of the proximity in time of entering into the Third Amended and Restated PSF Credit Agreement to the filing date of the Original 10-K.  The Third Amended and Restated PSF Credit Agreement extends the maturity date of the PSF Credit Facility and the PSF Term Loan (each as defined in the Original 10-K) by two years, includes an unlimited guarantee from Village Farms, limits the use of funds for capital expenditures and changes certain financial covenants. This disclosure has been added to Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Conditions – Liquidity and Capital Resources” to the Annual Report.

In addition, the Company is including in this Amendment No. 1 updated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, respectively, and updated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively.

Except as described above, no other changes have been made to the Original 10-K. This Amendment No. 1 speaks as of the filing date of the Original 10-K, does not reflect events that may have occurred subsequent to such date, and does not modify or update in any way disclosures made in the Original 10-K.

i

ii

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

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement), with BMO, FCC and Canada Imperial Bank of Commerce, which extended the maturity date of each of the PSF Credit Facility and the PSF Term Loan by two years, included an unlimited guarantee from Village Farms, limited the use of funds for capital expenditures and changed certain financial covenants.

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

10.10	Credit Agreement, dated as of February 7, 2019, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada.*

10.11	First Amended and Restated Credit Agreement, dated as of March 30, 2020, by and between Pure Sun Farms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce.*

10.12	Second Amendment and Restated Credit Agreement, dated as of June 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce.*

10.13	First Supplemental Credit Agreement, dated May 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada.*

10.14	First Supplemental Credit Agreement, dated October 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada.*

10.15	BDC Loan Agreement, dated December 30, 2020, by and between Pure Sunfarms Corp. and Bank of Montreal.*

10.16	Amended and Restated Employment Agreement, dated as of November 5, 2020, by and between Mandesh Dosanjh and the Pure Sunfarms. *+

10.17	Third Amended and Restated Credit Agreement, dated as of March 15, 2021, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce.

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Accounting Firm PricewaterhouseCoopers LLP*

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

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

104.1

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

*	Filed previously.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 18, 2021.

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