Form 10-Q
period 2021-03-31
Village Farms International, Inc.
filed 2021-05-10
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, 81,191,191 shares of common stock were issued and outstanding.

PART 1 – FINANCIAL STATEMENTS

Item 1.  Financial Statements

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history, including that of Pure Sunfarms and our operations of growing hemp in the United States; the legal status of Pure Sunfarms cannabis business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of Pure Sunfarms to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., Pure Sunfarms ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for Pure Sunfarms; risks related to rules and regulations at the U.S. federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$131,696	$21,640
Restricted cash	4,091	4,039
Trade receivables	33,470	23,222
Inventories	46,851	46,599
Other receivables	181	145
Income tax receivable	18	18
Prepaid expenses and deposits	7,806	6,145
Total current assets	224,113	101,808
Non-current assets
Property, plant and equipment	192,583	187,020
Investment in minority interests	1,726	1,226
Note receivable - joint venture	3,423	3,545
Goodwill	24,314	24,027
Intangibles	17,317	17,311
Deferred tax asset	13,711	13,312
Operating right-of-use assets	3,549	3,797
Finance right-of-use assets	—	35
Other assets	1,830	1,950
Total assets	$482,566	$354,031
LIABILITIES
Current liabilities
Line of credit	$—	$2,000
Trade payables	20,785	15,064
Current maturities of long-term debt	10,434	10,166
Note payable	—	15,314
Accrued liabilities	21,077	22,438
Operating lease liabilities - current	1,137	1,107
Finance lease liabilities - current	21	27
Income tax payable	2,827	4,523
Other current liabilities	2,409	1,641
Total current liabilities	58,690	72,280
Non-current liabilities
Long-term debt	55,869	53,913
Deferred tax liability	16,793	18,059
Operating lease liabilities - non-current	2,554	2,855
Finance lease liabilities - non-current	4	8
Other liabilities	1,769	1,633
Total liabilities	135,679	148,748
Commitments and contingencies (note 17)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 81,191,191 shares issued and outstanding at March 31, 2021 and 66,911,811 shares issued and outstanding at December 31, 2020.	301,092	145,668
Additional paid in capital	9,353	17,502
Accumulated other comprehensive income	7,966	6,255
Retained earnings	28,476	35,858
Total shareholders’ equity	346,887	205,283
Total liabilities and shareholders’ equity	$482,566	$354,031

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Sales	$52,396	$32,112
Cost of sales	(50,089)	(31,347)
Gross margin	2,307	765
Selling, general and administrative expenses	(8,092)	(3,921)
Share-based compensation	(1,998)	(529)
Interest expense	(741)	(537)
Interest income	3	383
Foreign exchange loss	(504)	(926)
Gain on settlement agreement	—	4,681
Other (expense) income	(69)	39
Loss on disposal of assets	—	(6)
Loss before taxes and earnings of unconsolidated entities	(9,094)	(51)
Recovery of income taxes	1,839	1,012
(Loss) income from consolidated entities after income taxes	(7,255)	961
Equity (losses) earnings from unconsolidated entities	(127)	3,229
Net (loss) income	$(7,382)	$4,190
Basic (loss) income per share	$(0.10)	$0.08
Diluted (loss) income per share	$(0.10)	$0.08
Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):
Basic	76,022	52,933
Diluted	76,022	54,175
Net (loss) income	$(7,382)	$4,190
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,711	(127)
Comprehensive (loss) income	$(5,671)	$4,063

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss).

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489
Shares issued on exercise of warrants	3,045	27,743	(10,080)	—	—	17,663
Shares issued on exercise of stock options	104	192	(67)	—	—	125
Share-based compensation	243	—	1,998	—	—	1,998
Cumulative translation adjustment	—	—	—	1,711	—	1,711
Net loss	—	—	—	—	(7,382)	(7,382)
Balance at March 31, 2021	81,191	$301,092	$9,353	$7,966	$28,476	$346,887

	Three Months Ended March 31, 2020
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2020	52,657	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	3,594	7,323	—	—	—	7,323
Share-based compensation	—	—	529	—	—	529
Cumulative translation adjustment	—	—	—	(127)	—	(127)
Net income	—	—	—	—	4,190	4,190
Balance at March 31, 2020	56,251	$105,656	$4,880	$(602)	$28,440	$138,374

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net (loss) income	$(7,382)	$4,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,225	1,530
Amortization of deferred charges	78	19
Share of loss (income) from joint ventures	127	(3,229)
Interest expense	741	537
Interest income	(3)	(383)
Interest paid on long-term debt	(851)	(538)
Gain on settlement agreement	—	(4,681)
Loss on disposal of assets	—	6
Non-cash lease expense	(128)	(271)
Interest paid on finance lease	—	(1)
Share-based compensation	1,998	529
Deferred income taxes	(2,538)	(468)
Changes in non-cash working capital items	(9,703)	2,225
Net cash used in operating activities	(14,436)	(535)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(4,706)	(259)
Advances to joint ventures	(5)	—
Investment in joint ventures	—	(6,063)
Investment in minority interests	(500)	—
Net cash used in investing activities	(5,211)	(6,322)
Cash flows provided by financing activities:
Proceeds from borrowings	4,176	2,000
Repayments on borrowings	(4,223)	(875)
Proceeds from issuance of common stock and warrants	135,000	7,957
Issuance costs	(7,511)	(633)
Proceeds from exercise of stock options	125	—
Proceeds from exercise of warrants	17,663	—
Payments on capital lease obligations	(155)	(21)
Payment of note payable related to acquisition	(15,498)	—
Net cash provided by financing activities	129,577	8,428
Effect of exchange rate changes on cash and cash equivalents	178	(2)
Net increase in cash and cash equivalents	110,108	1,569
Cash and cash equivalents, beginning of period	25,679	11,989
Cash and cash equivalents, end of period	$135,787	$13,558

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF”) and together with its subsidiaries (the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of March 31, 2021 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc. (“VFCE”), and Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”). The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”), which is recorded as an equity investment (note 9).

The Company’s shares are listed on both the Toronto Stock Exchange and Nasdaq Capital Market (“Nasdaq”), in each case, under the symbol “VFF”.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. The Company, through Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.  The Company, through its subsidiary VFCE, owns and operates a 7.0 MW power plant that generates electricity. VF Hemp cultivated one crop season of high cannabidiol (“CBD”) hemp in multiple states throughout the United States in 2017.

2	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three months ended March 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2021 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2019.

3	NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4	INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2021	December 31, 2020
Cannabis:
Available for sale - flower and trim	$13,785	$12,720
Distilled oil	14,288	13,511
Capitalized production costs	1,108	3,438
Other	2,436	2,552
Produce and Energy:
Crop inventory	14,454	13,441
Purchased produce inventory	650	810
Spare parts inventory	130	127
Inventory	$46,851	$46,599

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	March 31, 2021	December 31, 2020
Land	$10,534	$10,447
Leasehold and land improvements	4,158	4,154
Buildings	143,163	142,060
Machinery and equipment	70,080	69,390
Construction in progress	59,773	52,960
Less: Accumulated depreciation	(95,125)	(91,991)
Property, plant and equipment, net	$192,583	$187,020

6	INTANGIBLES

Intangibles consisted of the following as of:

Classification	March 31, 2021	December 31, 2020
Licenses	$13,023	$12,870
Branding	3,733	3,688
Computer Software	956	945
Less: Accumulated amortization	(395)	(192)
Intangibles, net	$17,317	$17,311

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The expected future amortization expense for definite-lived intangible assets as of March 31, 2021 was as follows:

Fiscal period
Remainder of 2021	$590
2022	786
2023	780
2024	780
2025	688
Thereafter	9,960
Intangibles, net	$13,584

7	LEASES

The Company leases a parcel of land in Marfa, Texas that one of its greenhouses resides on as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company leases production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters.

The components of lease related expenses are as follows:

	Three months ended March 31,
	2021	2020
Operating lease expense (a)	$622	$608
Finance lease expense:
Amortization of right-of-use assets	$11	$21
Interest on lease liabilities	—	1
Total finance lease expense	$11	$22

(a)	Includes short-term lease costs of $148 and $200 for the three months ended March 31, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2021	2020
Operating cash flows from operating leases	$128	$271
Operating cash flows from finance leases	$-	$1
Finance cash flows from finance leases	$155	$21

March 31, 2021
Weighted average remaining lease term:
Operating leases	4.1
Finance leases	1.1
Weighted average discount rate:
Operating leases	5.73%
Finance leases	6.25%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2021	$980	$18
2022	1,090	9
2023	870	—
2024	512	—
2025	258
Thereafter	433	—
Undiscounted lease cash flow commitments	4,143	27
Reconciling impact from discounting	(452)	(2)
Lease liabilities on consolidated statement of financial position as of March 31, 2021	$3,691	$25

8	PURE SUNFARMS ACQUISITION

On November 2, 2020, Village Farms consummated a definitive purchase and sale agreement with Emerald Health Therapeutics Inc. (“Emerald”), acquiring 36,958,500 common shares in the capital of Pure Sunfarms owned by Emerald, and increasing Village Farms’ ownership of Pure Sunfarms to 100%. The shares were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through an initial C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$15.0 million) secured promissory note that was payable to Emerald, which promissory note was repaid in full on February 8, 2021.

The acquisition was a business combination and has been accounted for in accordance with the measurement and recognition provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 850”). ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the 85 net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software was valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of C$30,618 (US$24,314). This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 greenhouse facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at the acquisition date. The initial accounting for the business combination was considered complete for the year ended December 31, 2020.

The following table shows the allocation of the purchase price to assets acquired and liabilities assumed, based on estimates of fair value, including a summary of the identifiable classes of consideration transferred, and amounts by category of assets acquired and liabilities assumed at the acquisition date:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Consideration paid	Shares	Share Price	Amount
Cash			$45,259
Promissory note			15,011
Shareholder loan			4,529
Promissory note owed to PSF from Emerald			439
Due to related party			61
Fair value of previously held investment shares held by Village Farms	52,569,197	$1.767	92,881
Total fair value of consideration			$158,180

November 2, 2020
ASSETS
Cash and cash equivalents	$10,860
Trade receivables, net	10,553
Inventories	32,393
Prepaid expenses and deposits	3,572
Property, plant and equipment	122,831
Goodwill	23,095
Intangibles	16,670
Total assets	219,974
LIABILITIES
Trade payables	3,849
Accrued liabilities	13,062
Income taxes payable	2,173
Current maturities of long-term debt	2,306
Deferred revenue	77
Long-term debt	23,903
Deferred tax liabilities	16,424
Total liabilities	61,794
Net assets acquired	$158,180

Prior to its acquisition on November 2, 2020, the Company accounted for its investment in Pure Sunfarms, in accordance with ASC Topic 323, Equity Method and Joint Ventures (“ASC Topic 323”), using the equity method. The Company determined that Pure Sunfarms was a variable interest entity (“VIE”), however the Company did not consolidate Pure Sunfarms because the Company was not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its then 58.7% majority interest, the Company shared joint control of the board of directors and therefore was not the primary beneficiary. For the three months ended March 31, 2020, the Company’s equity earnings from Pure Sunfarms were $3,531.

On March 2, 2020, pursuant to the Settlement Agreement, Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be C$6.5 million (US$4.7 million). The Company recorded this amount as a gain and included it as a gain on settlement agreement on the Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2020.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of Pure Sunfarms:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Sales	$17,459	$13,137
Cost of sales*	(12,322)	(6,258)
Gross Margin	5,137	6,879
Selling, general and administrative expenses	(5,119)	(2,434)
Income from operations	18	4,445
Interest expense	(372)	(217)
Foreign exchange loss	(149)	(179)
Other income, net**	(50)	4,332
Income before taxes	(553)	8,381
Recovery of (provision for) income taxes	149	(2,216)
Net income	$(404)	$6,165

*	Included in cost of sales for the three months ended March 31, 2020 is $449 of depreciation expense.

**      Includes gain recognized on settlement of net liabilities of $4,348.

9	INVESTMENT IN JOINT VENTURES AND MINORITY INTERESTS

Village Fields Hemp USA LLC

     For the three months ended March 31, 2021 and 2020, the Company’s equity losses from VF Hemp were ($127) and ($302), respectively. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $3,423 loan outstanding to VF Hemp.

The Company’s share of the joint venture consisted of the following:

Balance, January 1, 2020	$—
Share of net loss	(3,975)
Losses applied against joint venture note receivable	3,975
Balance, December 31, 2020	$—
Balance, January 1, 2021	$—
Share of net loss	(127)
Losses applied against joint venture note receivable	127
Balance, March 31, 2021	$—

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of VF Hemp:

	March 31, 2021	December 31, 2020
Current assets
Inventory	$4,035	$4,035
Other current assets	182	302
Non-current assets	885	937
Current liabilities	(1,479)	(1,472)
Non-current liabilities	(13,702)	(13,697)
Net assets	$(10,079)	$(9,895)
Reconciliation of net assets:
Accumulated retained earnings	$(9,895)	$(3,791)
Net loss	(194)	(6,114)
Contributions from joint venture partners	10	10
Net assets	$(10,079)	$(9,895)

In February 2021, the Company exercised a portion of its option to make an additional equity investment in Australia-based Altum International Pty Ltd (“Altum”). The Company exercised 204,000 options at $2.45 per option increasing its ownership to just under 10.0%.

10	DEBT
	March 31, 2021	December 31, 2020
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.766%; matures April 1, 2025	$28,198	$28,690
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	730	797
Advance on term loan - VFCE: CA$250 - repayable in monthly installments of principle plus interest rate of CA$ prime rate plus 200 basis points	60	69
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2024	13,177	13,385
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2024	19,713	16,535
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,989	4,905
Unamortized deferred financing fees	(564)	(302)
Total	$66,303	$64,079

The Company’s line of credit (“Operating Loan”) had no amount drawn on the facility as of March 31, 2021, while there was $2,000 drawn as of December 31, 2020.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of March 31, 2021 and December 31, 2020 was $207,762 and $86,664, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of March 31, 2021 and December 31, 2020 was $25,033 and $23,443, respectively.

The Company, excluding Pure Sunfarms’ borrowings, was in compliance with all of its credit facility covenants as of March 31, 2021.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with Farm Credit Canada and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan through February 7, 2024, included an unlimited guarantee from Village Farms and changed certain financial covenants. The Third Amended and Restated PSF Credit Agreement amends and updates the previous three loan facilities. The PSF Revolving Line of Credit had no balance as of March 31, 2021 and December 31, 2020, respectively.

Pure Sunfarms is required to comply with financial covenants, measured quarterly. As of March 31, 2021, Pure Sunfarms was in compliance with the financial covenants.

The weighted average interest rate on short-term borrowings as of March 31, 2021 and December 31, 2020 was 4.95%  and 5.11%, respectively.

Accrued interest payable on the Credit Facilities and loans as of March 31, 2021 and December 31, 2020 was $177 and $189, respectively, and these amounts are included in accrued liabilities in the interim statements of financial position.

The aggregate annual maturities of long-term debt for the remainder of 2021 and thereafter are as follows:

Remainder of 2021	$5,311
2022	8,001
2023	7,618
2024	26,286
2025	22,300
Thereafter	3,524
Total	$73,040

11	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, trade receivables, note receivables, minority investments, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk. For its minority investments, the Company has elected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.
12	RELATED PARTY TRANSACTIONS AND BALANCES

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of March 31, 2021 and December 31, 2020, the Grid Loan balance was $3,423 and $3,545, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $37 and $28 in salary and benefits during the three months ended March 31, 2021 and 2020, respectively.

During 2020, the Company had advanced $249 to an employee in connection with a relocation at the request of the Company. During the three months ended March 31, 2021, the employee repaid $124 of the outstanding loan balance. The remaining balance will be forgiven following one year of service with the Company.
13	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the three months ended March 31, 2021 was 26% compared to 24% for the three months ended March 31, 2020.

The recovery of income taxes was $1,839 for the three months ended March 31, 2021 compared to $1,012 for the three months ended March 31, 2020.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include Cannabis, Produce and Energy. The Cannabis segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Produce business produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended March 31,
	2021	2020
Sales
Produce	$34,867	$31,962
Cannabis	17,460	—
Energy	69	150
	$52,396	$32,112
Gross margin
Produce	$717	$943
Cannabis	2,212	—
Energy	(622)	(178)
	$2,307	$765

15	INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per ordinary share is calculated as follows:

	Three months ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(7,382)	$4,190
Denominator:
Weighted average number of common shares - basic	76,022	52,933
Effect of dilutive securities- share-based employee options and awards	—	1,242
Weighted average number of common shares - diluted	76,022	54,175
Antidilutive options and awards	300	510
Net (loss) income per ordinary share:
Basic	$(0.10)	$0.08
Diluted	$(0.10)	$0.08

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

16	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On January 20, 2021, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 10,887,097 common shares at a purchase price of $12.40 per common share for gross proceeds of approximately $135 million before placement agent fees and other offering expenses.

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consisted of one common share of the Company and one-half (0.5) of a warrant to purchase a common share of the Company at a price of $5.80. On March 10, 2021, the warrants became exercisable and will expire on September 10, 2025. As of March 31, 2021, 3,045,283 of the warrants have been exercised.

Share-based compensation expense for the three months ended March 31, 2021 and 2020 was $1,998 and $529, respectively.

Stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,067,322	C$	6.91	6.82	$20,051
Exercised	(104,000)	C$	1.40	0.00	$—
Outstanding at March 31, 2021	2,963,322	C$	7.10	6.72	$28,661
Exercisable at March 31, 2021	1,717,501	C$	5.45	4.90	$19,490

Performance-based shares activity for the three months ended March 31, 2021 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	869,000	C$	7.51
Received	(243,000)	C$	6.53
Outstanding at March 31, 2021	626,000	C$	7.89
Exercisable at March 31, 2021	5,000	C$	5.79

17	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2021, Pure Sunfarms had a commitment of $1,000 in the event of a service agreement break up.
18	SUBSEQUENT EVENTS

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement with Bank of Montreal, which    among other things, reduces the revolving commitment to a maximum of $10,000 less letters of credit, and extends the terms of the agreement to May 7, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”), the parent company, together with its subsidiaries (collectively, the “Company”, “Village Farms”, “we”, “us”, or “our”) are one of the largest and longest-operating vertically integrated greenhouse growers in North America and the only publicly traded greenhouse produce company in Canada. Following our acquisition of the remaining 41.3% interest in British Columbia-based Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) that was completed on November 2, 2020 (the “Pure Sunfarms Acquisition”), we now own one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada. Pure Sunfarms is currently one of the largest producers of cannabis in Canada with distribution in five Canadian provinces: British Columbia, Ontario, Alberta, Saskatchewan, and Manitoba. Our long-term objective for Pure Sunfarms is to be the leading low cost, high quality cannabis producer in Canada.

In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

The Company, through its subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0-megawatt power plant from landfill gas that generates electricity and provides thermal heat, in colder months, to one of the Company’s adjacent B.C. greenhouse facilities and sells electricity to British Columbia Hydro and Power Authority (“BC Hydro”). On November 10, 2020 we announced we will be transitioning this operation to a renewable natural gas facility (“Delta RNG Project”) in conjunction with Mas Energy, LLC (“Mas Energy”) which is expected to enhance our financial return as well as provide food-grade CO2, which can be used in both our cannabis and produce growing operations in Delta, B.C.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture, Village Fields Hemp USA, LLC (“VFH”), for multi-state outdoor hemp cultivation and cannabidiol (“CBD”) extraction, and initiated plans to pursue controlled environment hemp production at our Texas greenhouse operations.

Internationally, we evaluate, and target select, nascent, legal cannabis and CBD opportunities with significant long-term potential, with an initial focus on the Asia-Pacific region through our investment in Australia-based Altum International Pty Ltd (“Altum”).

Registered Direct Offering

On January 20, 2021, Village Farms completed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate 10,887,097 Common Shares at a purchase price of $12.40 (approximately C$15.70) per Common Share for gross proceeds of approximately $135 million (approximately C$171 million) before placement fees and other offering expenses payable by Village Farms.

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

Recent Developments

Repayment of Emerald Promissory Note

On February 5, 2021, Village Farms repaid in full the Promissory Note of C$19,900 plus accrued interest of C$622 to Emerald Health Therapeutics, Inc. (”Emerald”), that was issued in conjunction with the Purchase Agreement on September 8, 2020. The Company no longer owes any amounts to Emerald with respect to the Pure Sunfarms Transaction and the previously pledged 9,239,625 Common Shares of Pure Sunfarms have been released to the Company by the collateral agent.

The Company was added to the S&P/TSX Composite Index

Village Farms was added to the S&P/TSX Composite Index (Consumer Staples sector) prior to trading on March 22, 2021. The S&P/TSX Composite Index is the headline index for the Canadian equity market and is the broadest index in the S&P/TSX family. We believe that inclusion in the S&P/TSX Composite Index can potentially broaden participation in the Company's investor base by enabling investments from index funds and similar investment vehicles.

Exercise of Warrants

In the first quarter of 2021, warrants issued as part of the September 2020 registered direct offering were exercised, resulting in proceeds to the Company of $17,663 and the issuance of 3,045,283 additional Common Shares. There are 1,652,830 remaining warrants from the September 2020 registered direct offering as of the date of this filing.

Amendment of the Company’s Operating Loan

On May 7, 2021, Village Farms amended the Operating Loan terms to extend the credit agreement with an amended line of credit of C$10,000 and maturity date of May 7, 2024. See “Liquidity and Capital Resources – Operating Loan”.

Pure Sunfarms

During the first quarter of 2021, Pure Sunfarms continued seeking opportunities to increase its production, sales, brand awareness and global footprint. A few notable accomplishments include:

•

Pure Sunfarms unveiled its first cannabis-infused edible products, Pure Sunfarms Real Fruit Gummies, made using real fruit, containing only natural flavors and colors, and are pectin-based, clean label and vegan.

•

On March 15, 2021, Pure Sunfarms amended its existing bank syndicated loan facilities, extending the maturity date from February 2022 to February 2024. See “Liquidity and Capital Resources – Pure Sunfarms Loans”.

Village Farms Clean Energy

In November 2020, VFCE entered into a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility. Mas Energy will design, build, finance, own and operate the Delta RNG Project. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site. The 20-year extension, with a five-year option, commences upon the start-up of the commercial operations of the Delta RNG Project. We anticipate that the conversion to the Delta RNG Project will begin mid-2021 with commercial operations to commence in mid-2022. We expect the project to capture the CO2 from the renewable natural gas production process and make it available to Village Farms for producing crops in its three Delta, B.C. vegetable and cannabis greenhouses. The reduction in natural gas requirements is expected to decrease the total carbon footprint of Village Farms.

International

On February 8, 2021, Village Farms exercised an option to increase its equity investment in Altum from 6.6% to just under 10%. On May 5, 2021, Village Farms exercised its remaining option to increase its equity investment in Altum to just under 12%. The investment in Altum, one of Asia-Pacific’s leading CBD platforms, represents a capital efficient means to participate in opportunities in this region.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three months ended March 31, 2021 and 2020 presented below reflect the operations of our consolidated wholly owned subsidiaries, which does not include our VFH joint venture. The equity in earnings from VFH is reflected in our net income for the three months ended March 31, 2021 and 2020 presented below. Due to the acquisition of our joint venture, Pure Sunfarms, on November 2, 2020, the equity earnings from Pure Sunfarms are reflected in our net income for March 31, 2020. However, for the three months ended March 31, 2021, the results of Pure Sunfarms are presented in the operations of our consolidated wholly owned subsidiaries. For information regarding the results of operations from our joint ventures, see “Reconciliation of Generally Accepted Accounting Practices (“GAAP”) Results to Proportionate Results” below.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	For the three months ended March 31,
	2021 (1)	2020 (1)
Sales	$52,396	$32,112
Cost of sales	(50,089)	(31,347)
Gross margin	2,307	765
Selling, general and administrative expenses	(8,092)	(3,921)
Share-based compensation	(1,998)	(529)
Interest expense	(741)	(537)
Interest income	3	383
Foreign exchange loss	(504)	(926)
Gain on settlement agreement	—	4,681
Other (expense) income	(69)	39
Loss on disposal of assets	—	(6)
Recovery of income taxes	1,839	1,012
(Loss) income from consolidated entities after income taxes	(7,255)	961
Equity (losses) earnings of unconsolidated entities	(127)	3,229
Net (loss) income	$(7,382)	$4,190
Adjusted EBITDA (2)	$404	$1,096
(Loss) earnings per share - basic	$(0.10)	$0.08
(Loss) earnings per share – diluted	$(0.10)	$0.08

(1)

For the three months ended March 31, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three months ended March 31, 2020, Village Farms share of Pure Sunfarms earnings are reflected in equity (losses) earnings from unconsolidated entities.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. See “Non-GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net (loss) income, the nearest comparable measurement under GAAP. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms (through November 1, 2020), and 65% interest in VFH.

We caution that our results of operations for the three months ended March 31, 2021 and 2020 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Segmented Financial Performance

The following segmented financial information includes the financial results of our cannabis segment (Pure Sunfarms), before any allocation to Village Farms, which were not consolidated in our financial results for the three months ended March 31, 2020 and consolidated in our financial results for the three months ended March 31, 2021.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Sales:
Produce	$ 34,867	$ 31,962
Cannabis	17,460	13,137
Clean Energy	69	150
	$ 52,396	$ 45,249
Cost of Sales:
Produce	($ 34,066)	($ 30,928)
Cannabis (1)	(15,248)	(6,258)
Clean Energy	(775)	(419)
	($ 50,089)	($ 37,605)
Selling, general and administrative expenses:
Produce	($ 2,551)	($ 2,535)
Cannabis	(3,966)	(2,434)
Clean Energy	(32)	(45)
Corporate	(1,543)	(1,341)
	($ 8,092)	($ 6,355)
Share-based compensation:
Produce	$ -	$ -
Cannabis	(1,094)	-
Clean Energy	-	-
Corporate	(904)	(529)
	($ 1,998)	($ 529)
Operating profit/(loss):
Produce	($ 1,750)	($ 1,501)
Cannabis (1)	(2,848)	4,445
Clean Energy	(738)	(314)
Corporate	(2,447)	(1,870)
	($ 7,783)	$ 760
(1)	For the three months ended March 31, 2021, Pure Sunfarms’ cost of sales included a $2,925 charge from the revaluation of its inventory to fair value at November 2, 2020 acquisition date.

Discussion of Financial Results

A discussion of our consolidated results for the three months ended March 31, 2021 and 2020 is included below. The consolidated results include all three of our operating segments, which include produce, cannabis and energy, along with all public company expenses. Pure Sunfarms was acquired in its entirety on November 2, 2020; for the three months ended March 31, 2021, the operating results of Pure Sunfarms are consolidated in our Consolidated Statements of Income (Loss), and for the three months ended March 31, 2020, Pure Sunfarms’ results are included in equity earnings from unconsolidated entities in our Consolidated Statements of Income (Loss).

We also present a discussion of the operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the three months ended March 31, 2020 but were consolidated in our results for the three months ended March 31, 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on-hand on the acquisition date, resulting in a $2,925 charge to cost of sales in the first quarter of 2021 and a $3,295 charge to cost of sales in the fourth quarter of 2020 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms.

Consolidated Results

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Sales

Sales for the three months ended March 31, 2021 were $52,396 as compared to $32,112 for the three months ended March 31, 2020. The increase in sales was primarily due to the inclusion of Pure Sunfarms’ Q1 2021 revenues of $17,460 and an increase in produce supply partner sales of $4,139, partially offset by a decrease in our own produce sales of ($1,234) and VFCE power sales of ($81). The produce supply partner sales increase was due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers. The decrease in our own produce sales was due to a (24%) decrease in the average selling price of tomatoes in the three months ended March 31, 2021 versus March 31, 2020, partially offset by a 14% increase in our own production volume. The price decrease is the result of a market supply overage caused by lower retailer demand along with an increase in Canadian tomato production from new acreage under light in 2021. The tomato produce industry is currently experiencing one of the lowest pricing environments for tomatoes-on-the-vine and beefsteak varieties in the past ten years.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 were $50,089 as compared to $31,347 for the three months ended March 31, 2020. The increase in cost of sales was primarily due to the addition of Pure Sunfarms’ Q1 2021 cost of sales of $15,248, an increase in produce supply partner costs of $3,282 and higher clean energy costs of $356, partially offset by a decrease in our own production cost of sales of ($144). The Q1 2021 cost of sales for Pure Sunfarms includes a $2,925 charge from the revaluation of its inventory to fair value at acquisition date. The increase in produce supply partner cost of sales was driven by higher volumes of pounds sold and the increase in clean energy costs were driven by higher depreciation charges. The decrease in our own production costs was driven by lower cost per pound production at two of our Texas facilities and better utilization of our transportation and handling cost, primarily due to greenhouse management efficiency efforts.

Gross Margin

Gross margin for the three months ended March 31, 2021 increased $1,542 to $2,307, for a 4% gross margin (including the $2,925 charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date), in comparison to $765, for a 2% gross margin, for the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 increased $4,467 to $5,232, for a 10% gross margin (excluding the $2,925 charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date). Gross margin (excluding the revaluation charge) increased due to the inclusion of Pure Sunfarms’ Q1 2021 gross margin of $5,137, partially offset by a lower produce gross margin of ($226) and a lower clean energy gross margin of ($444). The decreased produce gross margin was primarily due to lower prices for tomatoes in Q1 2021 and the lower gross margin for clean energy was driven by higher depreciation charges as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project expected in mid-2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 increased $4,171 to $8,092 compared to $3,921 for the three months ended March 31, 2020. The increase was primarily due to the inclusion of Pure Sunfarms’ expenses of $3,966 and an increase in corporate expenses, primarily related to public company costs such as investor relations, legal and regulatory fees, listing fees for the TSX, January 2021 equity raise and incremental costs of U.S. reporting compliance.

Share-Based Compensation

Share-based compensation expenses for the three months ended March 31, 2021 were $1,998 as compared to $529 for the three months ended March 31, 2020. The increase in share-based compensation was primarily due to the vesting of performance share grants for Pure Sunfarms’ management of $1,094 in Q1 2021 versus nil in Q1 2020, along with the cost of issuing stock options in December 2020.

Gain on Settlement Agreement

On March 2, 2020, pursuant to the settlement agreement between the Company, Pure Sunfarms and Emerald (“Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4,681 (C$6,500). The Company recorded this amount as a gain on non-monetary exchange on the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2020.

Recovery of Income Taxes

Income taxes for the three months ended March 31, 2021 was a recovery of $1,839 compared to a recovery of $1,012 for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, our effective tax rate, including both current and deferred income taxes, was 19.9% and 31.8%, respectively. The equity losses for our unconsolidated entity, VFH, is reported post-tax and therefore does not affect our tax calculation. Our share of income for Pure Sunfarms was presented in equity earnings from unconsolidated entities for the three months ended March 31, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020; Pure Sunfarms’ operating results are fully consolidated for the three months ended March 31, 2021.

Equity (Losses) Earnings from Unconsolidated Entities

Our share of earnings from our joint ventures for the three months ended March 31, 2021 was ($127) compared to $3,229 for the three months ended March 31, 2020. Our share of income from Pure Sunfarms was presented in equity earnings from unconsolidated entities for the three months ended March 31, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020 and its results are presented in the Company’s consolidated operating results for the three months ended March 31, 2021. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net (Loss) Income

Net loss for the three months ended March 31, 2021 was ($7,382) as compared to net income of $4,190 for the three months ended March 31, 2020. The decrease in net income is primarily due to a lower gross margin from Pure Sunfarms (which includes the $2,925 charge from the revaluation of its inventory to fair value at acquisition date) and higher company-wide selling, general and administrative expense and share-based compensation in the three months ended March 31, 2021 as compared to March 31, 2020, which also included a gain from the Settlement Agreement of $4,681 in March 2020.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2021 was $404 compared to $1,096 for the three months ended March 31, 2020. The decrease in adjusted EBITDA was primarily due to lower operating results of both Pure Sunfarms and the produce business. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Cannabis Segment Results – Pure Sunfarms

Pure Sunfarms’ comparative analysis are based on the consolidated results of Pure Sunfarms for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, not accounting for the percentage owned by Village Farms. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on-hand on the acquisition date, resulting in a $2,925 charge to cost of sales in the first quarter of 2021 and a $3,295 charge to cost of sales in the fourth quarter of 2020 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms. See “Reconciliation of U.S. GAAP Results to Proportionate Results” for a presentation of Pure Sunfarms’ proportionate results for the three months ended March 31, 2021 and March 31, 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020

Sales

Pure Sunfarms’ net sales for the three months ended March 31, 2021 were $17,460 as compared to $17,303 for the three months ended December 31, 2020. The sequential net sales increase was comprised of a 20% increase in branded sales, partially offset by a (49%) decrease in non-branded sales. For the three months ended March 31, 2021, 71% of revenue was generated from branded flower and 13% of revenue from tinctures and Cannabis 2.0 products (branded cannabis oil, edibles and vapes) as compared to 56% of revenue from branded flower and 12% of revenue from tinctures and Cannabis 2.0 products for the three months ended December 31, 2020. For the three months ended March 31, 2021, non-branded sales represented 16% of revenues compared to 32% for the three months ended December 31, 2020.The decrease in non-branded sales between comparable periods was driven primarily by an oversaturated wholesale market combined with the impact of several provincial boards initiating stock keeping unit (“SKU”) rationalization and management of their March 31, 2021 fiscal year-end inventory levels, which decreased demand from other licensed producers (“LP”) in the wholesale market.

Cost of Sales

Pure Sunfarms’ cost of sales for the three months ended March 31, 2021 was $15,248 as compared to $13,918 for the three months ended December 31, 2020. The Q1 2021 and Q420 cost of sales for Pure Sunfarms includes a $2,925 and $3,295 charge, respectively, from the revaluation of its inventory to fair value at acquisition date. The increase in cost of sales between periods was driven by the higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution.

Gross Margin

Gross margin for the three months ended March 31, 2021 decreased ($1,173) to $2,212, for a 13% gross margin, in comparison to $3,385, for a 20% gross margin, for the three months ended December 31, 2020. Gross margin for the three months ended March 31, 2021 decreased ($1,542) to $5,137, for a 29% gross margin (excluding the purchase price inventory adjustment of $2,925), in comparison to $6,679, for a 39% gross margin (excluding the purchase price inventory adjustment of $3,295), for the three months ended December 31, 2020. The decrease in gross margin between periods was primarily due to the increase in cost of sales associated with the higher volume of branded sales in 2021 that require incremental costs for manufacturing, packaging and distribution.

Selling, General and Administrative Expenses

Pure Sunfarms’ selling, general and administrative expenses for the three months ended March 31, 2021 were $3,966 compared to $4,476 for the three months ended December 31, 2020. The decrease in selling, general and administrative expenses for the three months ended March 31, 2021 in comparison to the three months ended December 31, 2020 was primarily due to a reduction in marketing spend and lower professional fees, such as legal and consulting services, partially offset by additional headcount to support the growth of Pure Sunfarms.

Share-Based Compensation

Share-based compensation expenses for the three months ended March 31, 2021 were $1,094 as compared to $61 for the three months ended December 31, 2020. The increase in share-based compensation is due to the vesting of performance share grants for Pure Sunfarms’ management as well as the incremental cost of issuing stock options in December 2020.

Net (Loss) Income

Pure Sunfarms’ net loss for the three months ended March 31, 2021 was ($2,834) as compared to ($1,720) for the three months ended December 31, 2020. The Q1 2021 and Q420 net loss for Pure Sunfarms includes a $2,925 and $3,295 charge, respectively, from the revaluation of its inventory to fair value at acquisition date. The higher net loss between periods was driven by a lower gross margin, largely attributable to a lower average selling price for non-branded sales and increased share-based compensation, partially offset by lower selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2021 and December 31, 2020 was $2,534 and $2,279, respectively. The increase in Adjusted EBITDA was driven by higher net sales and lower selling, general and administrative expenses in the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The three months ended December 31, 2020 also included a $757 write-off of a note receivable from Emerald as part of the Pure Sunfarms acquisition.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Sales

Pure Sunfarms’ net sales for the three months ended March 31, 2021 were $17,460 as compared to $13,137 for the three months ended March 31, 2020. The period-over-period net sales increase was comprised of a 117% increase in branded sales, partially offset by a (62%) decrease in non-branded sales. For the three months ended March 31, 2021, 71% of revenue was generated from branded flower and 13% of revenue from tinctures and Cannabis 2.0 products as compared to 47% of revenue from branded flower for the three months ended March 31, 2020. Pure Sunfarms had not begun selling Cannabis 2.0 products in the three months ended March 31, 2020. For the three months ended March 31, 2021, non-branded sales represented 16% of revenues compared to 53% for the three months ended March 31, 2020. The decrease in non-branded sales between periods was driven primarily by an oversaturated wholesale market combined with the impact of several provincial boards initiating SKU rationalization and management of their March 31, 2021 fiscal year-end inventory levels, which decreased demand for many LPs in the wholesale market.

Cost of Sales

Pure Sunfarms’ cost of sales for the three months ended March 31, 2021 were $15,248 as compared to $6,258 for the three months ended March 31, 2020. The Q1 2021 cost of sales for Pure Sunfarms includes a $2,925 charge from the revaluation of its inventory to fair value at acquisition date. The increase in cost of sales between periods was driven by the higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution.

Gross Margin

Gross margin for the three months ended March 31, 2021 decreased ($4,667) to $2,212, for a 13% gross margin (including the purchase price inventory adjustment of $2,925), in comparison to $6,879, for a 52% gross margin, for the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 decreased ($1,742) to $5,137, for a 29% gross margin (excluding the purchase price inventory adjustment of $2,925). The decrease in gross margin between comparable periods was primarily due to price compression in the wholesale market over the past 12 months combined with the increase in cost of sales associated with a higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 increased $1,532, or (63%), to $3,966 compared to $2,434 for the three months ended March 31, 2020. The increase in selling, general and administrative expenses was due to incremental sales support and marketing for the higher volume of branded sales in 2021 along with additional headcount to support the growth of Pure Sunfarms.

Share-Based Compensation

Share-based compensation expenses for the three months ended March 31, 2021 were $1,094 as compared to nil for the three months ended March 31, 2020. The increase in share-based compensation was primarily due to the vesting of performance share grants for Pure Sunfarms’ management and Pure Sunfarms’ management not being part of the Company until November 2020.

Gain on Settlement of Net Liabilities

Pure Sunfarms recognized income of $4,348 in the first quarter of 2020 as an outcome of the March 2, 2020 Settlement Agreement between Pure Sunfarms, Emerald and the Company. This gain is Pure Sunfarm’s forgiveness of the shareholder loan and accrued interest owed by Emerald offset by the extinguishment of the supply agreement and any amounts receivable under it, which included a C$8,100 receivable from Emerald for sales made in 2019.

Net (Loss) Income

Pure Sunfarms’ net loss for the three months ended March 31, 2021 was ($2,834) as compared to net income of $6,165 for the three months ended March 31, 2020. The Q1 2021 net loss for Pure Sunfarms includes a $2,925 charge from the revaluation of its inventory to fair value at acquisition date. The decrease in net income between periods was primarily due to lower gross margin, higher selling, general and administrative expenses and share-based compensation expense in 2021, while 2020 also included the gain on the settlement of net liabilities of $4,348.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2021 and March 31, 2020 was $2,534 and $4,868, respectively. The lower Adjusted EBITDA between periods was primarily due to lower non-branded sales and lower gross margin in Q1 2021 as compared to Q1 2020. For the three months ended March 31, 2020, the average selling price for non-branded sales was higher than the three months ended March 31, 2020 as the wholesale market faced oversaturation in 2021.

Liquidity and Capital Resources

Capital Resources

At March 31, 2021, we had $131,696 in cash and $165,423 of working capital, and at December 31, 2020, we had $21,640 in cash and $29,528 of working capital. We expect to utilize cash-on-hand and provide or obtain adequate financing to maintain and improve our property, plant and equipment, to fund working capital produce needs and invest in Pure Sunfarms for the next twelve months from cash flows from operations, and, as needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity or debt financing.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding March 31, 2021
Operating Loan (1)	C$	13,000		$—
Term Loan		$28,198		$28,198
Pure Sunfarms Loans	C$	46,990	C$	46,990
VFCE Loan	C$	995	C$	995
(1)	The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and VFCE Borrowings (collectively the “Credit Facilities”), excluding Pure Sunfarms borrowings, are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of March 31, 2021, the Company was in compliance with all of its covenants under its Credit Facilities.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2021 and December 31, 2020 was $177 and $189, respectively, and these amounts are included in accrued liabilities in the interim statements of financial position.

Term Loan

The Company has a term loan financing agreement with the Farm Credit Canada (“FCC”), a Canadian creditor (“FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $28,198 on March 31, 2021 and $28,690 as of December 31, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of March 31, 2021 and December 31, 2020, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.766% and 3.79% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned greenhouse properties (excluding the Delta 2 and Delta 3 greenhouse facilities), and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2021 and December 31, 2020 was $207,762 and $86,664, respectively.

Operating Loan

The Company has a line of credit agreement with a Canadian chartered bank (“Operating Loan”). The revolving Operating Loan has a line of credit up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling US$150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the bank. As of March 31, 2021, there was no amount drawn on this loan, and as of December 31, 2020, the amount drawn on this facility was US$2,000.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2021 and December 31, 2020 was $25,033 and $23,443, respectively.

VFCE Loan

VFCE has a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (“VFCE Loan”) of C$3.0 million with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. As of March 31, 2021 and December 31, 2020, the balance of the VFCE Loan was US$730 and US$797, respectively. The loan agreement also includes an uncommitted, non-revolving credit facility for up to C$300 to cover Letters of Guarantee issued by the bank on behalf of the Company, with a maximum term of 365 days, renewable annually. The loan agreement also includes an uncommitted credit facility for up to C$700 to support financing of certain capital expenditures (“VFCE Credit Facility”). The Company received an initial advance of C$250 in October 2017. Each advance is to be repaid on a five-year, straight-line amortization of principal, repaid in monthly installments of principal plus interest at an interest rate of C$ prime rate plus 200 basis points. As of March 31, 2021 and December 31, 2020, the outstanding borrowings under the VFCE Credit Facility were US$60 and US$69, respectively (such borrowings, together with the VFCE Loan, the ”VFCE Borrowings”).

Pure Sunfarms Loans

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with Farm Credit Canada (“FCC”) and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan (each as defined below) through February 7, 2024, included an unlimited guarantee from Village Farms and changed certain financial covenants. The Third Amended and Restated PSF Credit Agreement amends and updates the previous three loan facilities.

The first loan facility is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances.  Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had no outstanding balance as of March 31, 2021 and December 31, 2020.

The second loan facility is a credit agreement with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the D2 Property. The outstanding amount on the PSF Non-Revolving Facility was US$13,177 on March 31, 2021 and US$13,385 on December 31, 2020.

The third loan facility is a C$25 million term loan (the “PSF Term Loan”) at Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan shall be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the D3 Property’s processing facility. The outstanding amount on the PSF Term Loan was US$19,713 on March 31, 2021 and US$16,535 on December 31, 2020.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at prime interest plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was US$4,989 on March 31, 2021 and US$4,905 on December 31, 2020.

Pure Sunfarms is required to comply with financial covenants measured quarterly. As of March 31, 2021, Pure Sunfarms was in compliance with the financial covenants.

Emerald Promissory Note

The Company had a note payable due to Emerald of C$19,900 (US$15,314), plus accrued interest included in the statements as of December 31, 2020 that the Company originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald in full on February 5, 2021.

Equity Offerings

The Company closed equity offerings on March 24, 2020, September 10, 2020, and January 20, 2021. The March 24, 2020 public offering raised gross proceeds of C$11,500 through the issuance of 3,593,750 Common Shares at a price of C$3.20 per Common Share. The September 10, 2020 offering raised gross proceeds of US$49,800 through the issuance of 9,396,226 Units with each Unit consisting of one Common Share at a price of US$5.30 per share and one-half of a Warrant at an exercise price of US$5.80, and on January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate 10,887,097 Common Shares at a purchase price of US$12.40 per Common Share for gross proceeds of approximately US$135 million.

Summary of Cash Flows

	For the three months ended March 31,
(in Thousands)	2021	2020
Cash beginning of period	$25,679	$11,989
Net cash flow provided by/(used in):
Operating activities	(14,436)	(535)
Investing activities	(5,211)	(6,322)
Financing activities	129,577	8,428
Net cash increase (decrease) for the period	109,930	1,571
Effect of exchange rate changes on cash	178	(2)
Cash, end of the period	$135,787	$13,558

Operating Activities

For the three months ended March 31, 2021 and 2020, cash flows used in operating activities before changes in non-cash working capital totaled ($4,733) and ($2,760), respectively. The decline in cash flows from operating activities between periods was primarily due to lower operating results of both Pure Sunfarms and the produce business in Q1 2021.

Investing Activities

For the three months ended March 31, 2021 and 2020, cash flows used in investing activities were ($5,211) and ($6,322), respectively. Q1 2021 investing activities primarily consist of a ($500) investment in Altum and ($4,706) of capital expenditure expenses, of which ($3,789) was primarily for the Pure Sunfarms Delta 2 greenhouse transition to cannabis and ($916) for our produce operations. Q1 2020 investing activities consist primarily of ($6,063) of additional investment in Pure Sunfarms and ($259) of capital expenditures for our produce operations.

Financing Activities

For the three months ended March 31, 2021 and 2020, cash flows provided by financing activities were $129,577 and $8,428, respectively. For the three months ended March 31, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares, $17,663 in proceeds from the exercise of warrants from the September 2020 registered direct offering and the ($15,498) payment of the Emerald Promissory Note. For the three months ended March 31, 2020, cash flows provided by financing activities primarily consisted of the $7,324 generated from the issuance of Common Shares, net of issuance costs, and $1,125 of proceeds from borrowings net of repayments.

Contractual Obligations and Commitments

Information regarding our contractual obligations as of March 31, 2021 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$73,040	$5,575	$38,502	$24,352	$4,611
Line of credit	—	—	—	—	—
Trade payables	20,785	20,785	—	—	—
Accrued liabilities	21,077	21,077	—	—	—
Lease liabilities	3,716	1,158	1,969	463	126
Other liabilities	23,798	—	23,798	—	—
Total	$142,416	$48,595	$64,269	$24,815	$4,737

As of March 31, 2021, Pure Sunfarms had a service agreement with an unrelated party. In the event Pure Sunfarms terminates the agreement, Pure Sunfarms would be required to pay the counterparty a C$1.0 million termination fee. This is considered a commitment.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity earnings of Pure Sunfarms and VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA is a cash flow measure that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance or to cash flows from operating, investing, and financing activities as measures of liquidity and cash flows. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the Pure Sunfarms and VFH operations), are presented in the table Reconciliation of GAAP to Proportionate Results below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represent a significant percentage of our net income.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the three months ended March 31,
(in thousands of U.S. dollars)	2021 (1)	2020 (1)
Net (loss) income	$(7,382)	$4,190
Add:
Amortization	3,412	1,530
Foreign currency exchange loss	504	926
Interest expense, net	738	154
Recovery of income taxes	(1,839)	(1,012)
Share-based compensation	1,998	529
Interest expense for JVs	14	293
Amortization for JVs	34	301
Foreign currency exchange loss for JVs	—	102
Provision for income taxes for JVs	—	1,269
Purchase price adjustment (2)	2,925	—
Gain on settlement agreement (3)	—	(4,681)
Gain on settlement of net liabilities from JV	—	(2,496)
Gain on disposal of assets	—	(9)
Adjusted EBITDA (4)	$404	$1,096
Adjusted EBITDA for JVs (See table below)	$(79)	$2,683
Adjusted EBITDA excluding JVs	$483	$(1,587)

Notes:

(1)

For the three months ended March 31, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three months ended March 31, 2020, our share of Pure Sunfarms earnings is reflected in equity earnings from unconsolidated entities.

(2)	The purchase price adjustment reflects the non-cash accounting charge to cost of sales resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date.
(3)	See “Results of Operations – Consolidated Results – Gain on Settlement Agreement” above.
(4)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms (through November 1, 2020), and 65% interest in VFH.

Breakout of JV Adjusted EBITDA	For the three months ended March 31,
(in thousands of U.S. dollars)	2021	2020
Pure Sunfarms Adjusted EBITDA	$—	$2,778
VFH Adjusted EBITDA	(79)	(95)
Total JV Adjusted EBITDA	$(79)	$2,683

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VF Hemp operations). The tables reflect the full statements of income for Pure Sunfarms (Cannabis) and VFH (Hemp) multiplied by the ownership percentage of the Company (versus presenting the results of these joint ventures in Equity Earnings from Unconsolidated Entities):

	For the Three months ended March 31, 2021
	Produce	Cannabis (1)	Hemp (1)	Total
Sales	$34,936	$17,460	$—	$52,396
Cost of sales	(34,841)	(15,248)	(48)	(50,137)
Selling, general and administrative expenses	(4,126)	(3,966)	(65)	(8,157)
Share-based compensation	(904)	(1,094)	—	(1,998)
Other expense, net	(681)	(630)	(14)	(1,325)
Recovery of income taxes	1,195	644	—	1,839
Net loss	$(4,421)	$(2,834)	$(127)	(7,382)
Adjusted EBITDA (2)	$(2,051)	$2,534	$(79)	$404
Losses per share – basic	$(0.06)	$(0.04)	$(0.00)	$(0.10)
Losses per share – diluted	$(0.06)	$(0.04)	$(0.00)	$(0.10)

	For the three months ended March 31, 2020
	Produce	Cannabis (1)	Hemp (1)	Total
Sales	$32,112	$7,442	$98	$39,652
Cost of sales	(31,347)	(3,557)	(120)	(35,024)
Selling, general and administrative expenses	(3,921)	(1,348)	(117)	(5,386)
Share-based compensation	(529)	—	—	(529)
Gain on settlement agreement	4,681	—	—	4,681
Gain on settlement of net liabilities	—	2,496	—	2,496
(Loss) gain on disposal of assets	(6)	5	10	9
Other expense, net	(1,041)	(238)	(173)	(1,452)
Recovery of (provision for) income taxes	1,012	(1,269)	—	(257)
Net income (loss)	$961	$3,531	$(302)	$4,190
Adjusted EBITDA (2)	$(1,587)	$2,778	$(95)	$1,096
Earnings (losses) per share – basic	$0.02	$0.07	$(0.01)	$0.08
Earnings (losses) per share – diluted	$0.02	$0.07	$(0.01)	$0.08

Notes:

(1)

The adjusted consolidated financial results have been adjusted to include our share of sales and expenses from Pure Sunfarms and VFH on a proportionate accounting basis, on which management bases its operating decisions and performance evaluation. GAAP does not allow for the inclusion of the joint ventures on a proportionate basis. These results include additional non-GAAP measures such as Adjusted EBITDA.

The adjusted results are not generally accepted measures of financial performance under GAAP. Our method of calculating these financial performance measures may differ from other companies and accordingly, they may not be comparable to measures used by other companies.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company. Consolidated Adjusted EBITDA includes our majority non-controlling interest Pure Sunfarms (through November 1, 2020), and our 65% interest in VFH.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher (lower), the net income for the three months ended March 31, 2021 and 2020 would have been higher (lower) by $81 and $40, respectively. This represents $81 and $40 in increased (decreased) interest expense for the three months ended March 31, 2021 and 2020, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2021, and 2020, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7941 and C$1.00 = US$0.7056, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2021 and March 31, 2020 with the net foreign exchange gain or loss directly impacting net income (loss).

	March 31, 2021	March 31, 2020
Financial assets
Cash and cash equivalents	$1,365	$1,179
Trade receivables	3,180	181
JV notes receivable	—	1,451
Inventories	3,998	—
Prepaid and deposits	764	—
Financial liabilities
Trade payables and accrued liabilities	(4,312)	(266)
Loan payable	(4,798)	(142)
Deferred tax liability	(2,209)	—
Net foreign exchange gain (loss)	$(2,012)	$2,403

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.  Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021 and amended on March 18, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

10.1	Amended and Restated Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P., and Bank of Montreal, dated May 7, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: May 10, 2021