Form 10-Q
period 2021-06-30
Village Farms International, Inc.
filed 2021-08-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2021, 80,964,491 shares of common stock were outstanding.

PART 1 – FINANCIAL STATEMENTS

Item 1.  Financial Statements

Forward Looking Statement

As used in this Quarterly Report on Form 10-Q, the terms “Village Farms”, “Village Farms International”, the “Company”, “we”, “us”, “our” and similar references refer to Village Farms International, Inc. and our consolidated subsidiaries, and the term “Common Shares” refers to our common shares, no par value. Our financial information is presented in U.S. dollars and all references in this Quarterly Report on Form 10-Q to “$” means U.S. dollars and all references to “C$” means Canadian dollars.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history, including that of Pure Sunfarms and our operations of growing hemp in the United States; the legal status of Pure Sunfarms cannabis business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp and agricultural businesses; the ability of Pure Sunfarms to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., Pure Sunfarms ability to maintain licenses for its Delta 2 and Delta 3 greenhouse facilities under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada)), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for Pure Sunfarms; risks related to rules and regulations at the U.S. federal (including Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$114,029	$21,640
Restricted cash	9,157	4,039
Trade receivables	41,303	23,222
Inventories	48,607	46,599
Other receivables	756	145
Income tax receivable	21	18
Prepaid expenses and deposits	8,127	6,145
Total current assets	222,000	101,808
Non-current assets
Property, plant and equipment	196,236	187,020
Investment in minority interests	2,227	1,226
Note receivable - joint venture	3,344	3,545
Goodwill	24,698	24,027
Intangibles	17,311	17,311
Deferred tax asset	15,869	13,312
Operating right-of-use assets	3,267	3,797
Finance right-of-use assets	—	35
Other assets	2,432	1,950
Total assets	$487,384	$354,031
LIABILITIES
Current liabilities
Line of credit	$—	$2,000
Trade payables	19,425	15,064
Current maturities of long-term debt	10,889	10,166
Note payable	—	15,314
Accrued liabilities	28,818	22,438
Operating lease liabilities - current	1,134	1,107
Finance lease liabilities - current	15	27
Income tax payable	1,760	4,523
Other current liabilities	4,752	1,641
Total current liabilities	66,793	72,280
Non-current liabilities
Long-term debt	54,583	53,913
Deferred tax liability	18,292	18,059
Operating lease liabilities - non-current	2,284	2,855
Finance lease liabilities - non-current	1	8
Other liabilities	1,895	1,633
Total liabilities	143,848	148,748
Commitments and contingencies (note 17)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 81,392,588 shares issued and 80,964,491 shares outstanding at June 30, 2021, and 66,911,811 shares issued and outstanding at December 31, 2020.	302,497	145,668
Additional paid in capital	6,748	17,502
Accumulated other comprehensive income	10,332	6,255
Retained earnings	23,959	35,858
Total shareholders’ equity	343,536	205,283
Total liabilities and shareholders’ equity	$487,384	$354,031

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$70,374	$47,573	$122,770	$79,685
Cost of sales	(65,109)	(44,044)	(115,198)	(75,391)
Gross margin	5,265	3,529	7,572	4,294
Selling, general and administrative expenses	(9,025)	(3,813)	(17,117)	(7,734)
Share-based compensation	(1,887)	(328)	(3,885)	(857)
Interest expense	(598)	(437)	(1,339)	(974)
Interest income	46	93	49	476
Foreign exchange gain (loss)	193	530	(311)	(396)
Gain on settlement agreement	—	—	—	4,681
Other (expense) income	(166)	26	(235)	65
Loss on disposal of assets	(40)	—	(40)	(6)
Loss before taxes and earnings of unconsolidated entities	(6,212)	(400)	(15,306)	(451)
Recovery of (provision for) income taxes	1,781	(69)	3,620	943
(Loss) income from consolidated entities after income taxes	(4,431)	(469)	(11,686)	492
Equity (losses) earnings from unconsolidated entities	(86)	350	(213)	3,579
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Basic (loss) income per share	$(0.06)	$(0.00)	$(0.15)	$0.07
Diluted (loss) income per share	$(0.06)	$(0.00)	$(0.15)	$0.07
Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):
Basic	81,071	56,339	78,560	54,636
Diluted	81,071	56,339	78,560	55,756
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Other comprehensive income (loss):
Foreign currency translation adjustment	2,366	55	4,077	(72)
Comprehensive (loss) income	$(2,151)	$(64)	$(7,822)	$3,999

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss).

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at April 1, 2021	81,191	$301,092	$9,353	$7,966	$28,476	$346,887
Shares issued on exercise of warrants	143	1,307	(475)	—	—	832
Shares issued on exercise of stock options	58	98	(37)	—	—	61
Share re-purchases	(428)	—	(3,980)	—	—	(3,980)
Share-based compensation	—	—	1,887	—	—	1,887
Cumulative translation adjustment	—	—	—	2,366	—	2,366
Net loss	—	—	—	—	(4,517)	(4,517)
Balance at June 30, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536

	Three Months Ended June 30, 2020
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at April 1, 2020	56,250	$105,656	$4,880	$(602)	$28,440	$138,374
Shares issued in public offering, net of issuance costs	—	(29)	—	—	—	(29)
Shares issued on exercise of stock options	152	202	(80)			122
Share-based compensation	—	—	328	—	—	328
Cumulative translation adjustment	—	—	—	55	—	55
Net loss	—	—	—	—	(119)	(119)
Balance at June 30, 2020	56,402	$105,829	$5,128	$(547)	$28,321	$138,731

	Six Months Ended June 30, 2021
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489
Warrants issued in public offering	3,188	29,050	(10,555)	—	—	18,495
Shares issued on exercise of stock options	162	290	(104)	—	—	186
Share re-purchases	(428)	—	(3,980)	—	—	(3,980)
Share-based compensation	243	—	3,885	—	—	3,885
Cumulative translation adjustment	—	—	—	4,077	—	4,077
Net loss	—	—	—	—	(11,899)	(11,899)
Balance at June 30, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536

	Six Months Ended June 30, 2020
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2020	52,657	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	3,593	7,294	—	—	—	7,294
Shares issued on exercise of stock options	152	202	(80)	—	—	122
Share-based compensation	—	—	857	—	—	857
Cumulative translation adjustment	—	—	—	(72)	—	(72)
Net income	—	—	—	—	4,071	4,071
Balance at June 30, 2020	56,402	$105,829	$5,128	$(547)	$28,321	$138,731

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net (loss) income	$(11,899)	$4,071
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,536	3,021
Amortization of deferred charges	166	38
Share of loss (income) from joint ventures	213	(3,579)
Interest expense	1,339	974
Interest income	(49)	(476)
Interest paid on long-term debt	(1,909)	(1,018)
Unrealized foreign exchange gain/loss	161	—
Gain on settlement agreement	—	(4,681)
Loss on disposal of assets	40	6
Non-cash lease expense	(254)	(627)
Interest paid on finance lease	(1)	(2)
Share-based compensation	3,885	857
Deferred income taxes	(3,199)	(400)
Changes in non-cash working capital items	(10,239)	3,961
Net cash (used in) provided by operating activities	(15,210)	2,145
Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,355)	(452)
Advances to joint ventures	(12)	(125)
Investment in joint ventures	—	(11,713)
Investment in minority interests	(1,001)	—
Net cash used in investing activities	(12,368)	(12,290)
Cash flows provided by financing activities:
Proceeds from borrowings	4,227	3,000
Repayments on borrowings	(6,026)	(2,652)
Proceeds from issuance of common stock and warrants	135,000	7,957
Issuance costs	(7,511)	(663)
Proceeds from exercise of stock options	186	122
Proceeds from exercise of warrants	18,495	—
Share re-purchases	(3,980)	—
Payments on capital lease obligations	(310)	(39)
Payment of note payable related to acquisition	(15,498)	—
Net cash provided by financing activities	124,583	7,725
Effect of exchange rate changes on cash and cash equivalents	502	(1)
Net increase in cash and cash equivalents	97,507	(2,421)
Cash and cash equivalents, beginning of period	25,679	11,989
Cash and cash equivalents, end of period	$123,186	$9,568

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2021 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc. (“VFCE”), and Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”). The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF also owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”), which is recorded as an equity investment (note 9).

The Company’s shares are listed on both the Toronto Stock Exchange and Nasdaq Capital Market (“Nasdaq”), in each case, under the symbol “VFF”.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. The Company, through Pure Sunfarms, is a licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.  The Company, through VFCE, owns and operates a 7.0 MW power plant that generates electricity.

2	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and six months ended June 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2019.

3	NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4	INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2021	December 31, 2020
Cannabis:
Available for sale - flower and trim	$14,347	$12,720
Distilled oil	15,530	13,511
Capitalized production costs	978	3,438
Other	4,342	2,552
Produce and Energy:
Crop inventory	11,909	13,441
Purchased produce inventory	1,371	810
Spare parts inventory	130	127
Inventory	$48,607	$46,599

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	June 30, 2021	December 31, 2020
Land	$10,650	$10,447
Leasehold and land improvements	4,164	4,154
Buildings	144,389	142,060
Machinery and equipment	71,130	69,390
Construction in progress	64,262	52,960
Less: Accumulated depreciation	(98,359)	(91,991)
Property, plant and equipment, net	$196,236	$187,020

6	INTANGIBLES

Intangibles consisted of the following as of:

Classification	June 30, 2021	December 31, 2020
Licenses	$13,148	$12,870
Branding	3,792	3,688
Computer Software	971	945
Less: Accumulated amortization	(600)	(192)
Intangibles, net	$17,311	$17,311

The expected future amortization expense for definite-lived intangible assets as of June 30, 2021 was as follows:

Fiscal period
Remainder of 2021	$393
2022	786
2023	780
2024	780
2025	688
Thereafter	10,092
Intangibles, net	$13,519

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

7	LEASES

The Company leases a parcel of land in Marfa, Texas where one of its greenhouses resides, as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company leases production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters.

The components of lease related expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease expense (a)	$600	$508	$1,222	$1,116
Finance lease expense:
Amortization of right-of-use assets	$6	$18	$17	$39
Interest on lease liabilities	1	1	1	2
Total finance lease expense	$7	$19	$18	$41

(a)	Includes short-term lease costs of $155 and $302 for the three months ended June 30, 2021 and 2020, respectively, and $303 and $502 for the six months ended June 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$126	$356	$254	$627
Operating cash flows from finance leases	$1	$1	$1	$2
Finance cash flows from finance leases	$155	$18	$310	$39

June 30, 2021
Weighted average remaining lease term:
Operating leases	3.5
Finance leases	1.0
Weighted average discount rate:
Operating leases	5.94%
Finance leases	6.25%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2021	$654	$9
2022	1,090	9
2023	870	—
2024	512	—
2025	258	—
Thereafter	433	—
Undiscounted lease cash flow commitments	3,817	18
Reconciling impact from discounting	(399)	(2)
Lease liabilities on consolidated statement of financial position as of June 30, 2021	$3,418	$16

8	PURE SUNFARMS ACQUISITION

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

The acquisition was a business combination and has been accounted for in accordance with the measurement and recognition provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 850”). ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the 85 net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software were valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of C$30,618 (US$24,698). This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 greenhouse facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at the acquisition date. The initial accounting for the business combination was considered complete for the year ended December 31, 2020.

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

Prior to its acquisition on November 2, 2020, the Company accounted for its investment in Pure Sunfarms, in accordance with ASC Topic 323, Equity Method and Joint Ventures (“ASC Topic 323”), using the equity method. The Company determined that Pure Sunfarms was a variable interest entity (“VIE”), however the Company did not consolidate Pure Sunfarms because the Company was not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its then 58.7% majority interest, the Company shared joint control of the board of directors and therefore was not the primary beneficiary. For the three and six months ended June 30, 2021 and 2020, the Company’s equity earnings from Pure Sunfarms were $463 and $3,994, respectively.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of Pure Sunfarms:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$24,762	$9,386	$42,221	$22,523
Cost of sales*	(17,867)	(6,266)	(30,189)	(12,524)
Gross Margin	6,895	3,120	12,032	9,999
Selling, general and administrative expenses	(4,502)	(1,850)	(9,621)	(4,284)
Income from operations	2,393	1,270	2,411	5,715
Interest expense, net	(427)	(131)	(799)	(348)
Foreign exchange (loss) gain	(87)	28	(236)	(151)
Loss on disposal	(40)	—	(40)	—
Other income, net**	(269)	1	(319)	4,333
Income before taxes	1,570	1,168	1,017	9,549
Provision for income taxes	(779)	(379)	(630)	(2,595)
Net income	$791	$789	$387	$6,954

*

Included in cost of sales for the three months ended June 30, 2021 and 2020, respectively is $1,327 and $563, and six months ended June 30, 2021 and 2020 is $2,591 and $1,012 respectively, of depreciation expense.

**      Includes gain recognized on settlement of net liabilities of $4,348.

9	INVESTMENT IN JOINT VENTURES AND MINORITY INTERESTS

Village Fields Hemp USA LLC

    The Company’s equity losses from VF Hemp for the three months ended June 30, 2021 and 2020 were ($86) and ($113), respectively, and for the six months ended June 30, 2021 and 2020 were ($213) and ($415), respectively. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $3,344 loan outstanding to VF Hemp.

The Company’s share of the joint venture consisted of the following:

Balance, January 1, 2020	$—
Share of net loss	(3,975)
Losses applied against joint venture note receivable	3,975
Balance, December 31, 2020	$—
Balance, January 1, 2021	$—
Share of net loss	(213)
Losses applied against joint venture note receivable	213
Balance, June 30, 2021	$—

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Summarized financial information of VF Hemp:

	June 30, 2021	December 31, 2020
Current assets
Inventory	$4,035	$4,035
Other current assets	202	302
Non-current assets	758	937
Current liabilities	(1,508)	(1,472)
Non-current liabilities	(13,709)	(13,697)
Net assets	$(10,222)	$(9,895)
Reconciliation of net assets:
Accumulated retained earnings	$(9,905)	$(3,791)
Net loss	(327)	(6,114)
Contributions from joint venture partners	10	10
Net assets	$(10,222)	$(9,895)

During the six months ended June 30, 2021, the Company exercised a portion of its option to make an additional equity investment in Australia-based Altum International Pty Ltd (“Altum”). In February 2021, the Company exercised 204,000 options at a price of $2.45 per option, thereby increasing its ownership to just under 10.0%. In May 2021, the Company exercised the remaining 204,570 options at a price of $2.45 per option, thereby further increasing its ownership to 12.2%.

10	DEBT
	June 30, 2021	December 31, 2020
Term Loan - FCC Loan - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.746%; matures April 1, 2025	$27,706	$28,690
Term Loan - VFCE: C$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	663	797
Advance on term loan - VFCE: C$250 - repayable in monthly installments of principal plus interest rate of C$ prime rate plus 200 basis points - paid in full June 2021	—	69
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2024	12,895	13,385
Term loan - Pure Sunfarms - C$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2024	19,141	16,535
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	5,067	4,905
Unamortized deferred financing fees	—	(302)
Total	$65,472	$64,079

The Company’s line of credit (“Operating Loan”) had no amount drawn on the facility as of June 30, 2021, while there was $2,000 drawn as of December 31, 2020.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of June 30, 2021 and December 31, 2020 was $196,536 and $86,664, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of June 30, 2021 and December 31, 2020 was $28,149 and $23,443, respectively.

The Company was in compliance with all of its credit facility covenants as of June 30, 2021.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with Farm Credit Canada and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan through February 7, 2024, included an unlimited guarantee from Village Farms and changed certain financial covenants. The Third Amended and Restated PSF Credit Agreement amends and updates the previous three loan facilities. The PSF Revolving Line of Credit had no balance as of June 30, 2021 and December 31, 2020, respectively.

The weighted average annual interest rate on short-term borrowings as of June 30, 2021 and December 31, 2020 was 5.07%  and 5.11%, respectively.

Accrued interest payable on the Credit Facilities and loans as of June 30, 2021 and December 31, 2020 was $79 and $189, respectively, and these amounts are included in accrued liabilities in the Condensed Interim Statements of Financial Position.

The aggregate annual maturities of long-term debt for the remainder of 2021 and thereafter are as follows:

Remainder of 2021	$3,879
2022	8,033
2023	7,675
2024	26,663
2025	22,307
Thereafter	3,579
Total	$72,136

11	FINANCIAL INSTRUMENTS

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

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of June 30, 2021 and December 31, 2020, the Grid Loan balance was $3,344 and $3,545, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $67 and $55 in salary and benefits during the six months ended June 30, 2021 and 2020, respectively.

During 2020, the Company advanced a loan of $249 to an employee in connection with a relocation at the request of the Company. During the six months ended June 30, 2021, the employee repaid $124 of the outstanding loan balance. On July 7, 2021, the Company forgave the remaining balance.
13	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the six months ended June 30, 2021 and June 30, 2020 was 24%.

For the three months ended June 30, 2021 and 2020, there was a recovery of income taxes of $1,781 and provision for income taxes of $(69), respectively. There was a recovery of income taxes of $3,620 and $943 for the six months ended June 30, 2021 and 2020, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in three segments. The Company’s three segments include Cannabis, Produce and Energy. The Cannabis segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Produce business produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Energy business produces power that it sells pursuant to a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales
Produce	$45,539	$47,455	$80,406	$79,417
Cannabis	24,761	—	42,221	—
Energy	74	118	143	268
	$70,374	$47,573	$122,770	$79,685
Gross margin
Produce	$(3,814)	$3,723	$(3,097)	$4,666
Cannabis	9,820	—	12,032	—
Energy	(741)	(194)	(1,363)	(372)
	$5,265	$3,529	$7,572	$4,294

15	INCOME (LOSS) PER SHARE

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Denominator:
Weighted average number of common shares - basic	81,071	56,339	78,560	54,636
Effect of dilutive securities- share-based employee options and awards	—	—	—	1,120
Weighted average number of common shares - diluted	81,071	56,339	78,560	55,756
Antidilutive options and awards	4,535	2,479	4,535	650
Net (loss) income per common share:
Basic	$(0.06)	$(0.00)	$(0.15)	$0.07
Diluted	$(0.06)	$(0.00)	$(0.15)	$0.07

16	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On May 21, 2021, the Company announced that the Toronto Stock Exchange (“TSX”) had accepted a notice filed by the Company of its intention to make a normal course issuer bid (“NCIB”).                                                                                                The NCIB notice provides that Village Farms may, during the 12-month period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its common shares, representing approximately 5% of the Company’s issued and outstanding common shares, by way of a NCIB over the facilities of the TSX, the NASDAQ Stock Market and/or through alternative trading systems in Canada and the United States.  For the three and six months ended June 30, 2021, the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Company had re-purchased 428,097 common shares for a total cost $3,980.                 On January 20, 2021, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 10,887,097 common shares at a purchase price of $12.40 per common share for gross proceeds of approximately $135 million before placement agent fees and other offering expenses.

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consisted of one common share of the Company and one-half (0.5) of a warrant to purchase a common share of the Company at a price of $5.80. On March 10, 2021, the warrants became exercisable and will expire on September 10, 2025. As of June 30, 2021, 3,188,680 of the warrants have been exercised.

Share-based compensation expense for the three and six months ended June 30, 2021 was $1,887 and $3,885, respectively, and $328 and $857 for the three and six months ended June 30, 2020, respectively.

Stock option activity for the six months ended June 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,067,322	C$	6.91	6.82	$20,051
Granted	120,000	C$	12.91	9.88	$—
Exercised	(162,000)	C$	1.36	1.31	$2,116
Outstanding at June 30, 2021	3,025,322	C$	7.44	6.74	$19,222
Exercisable at June 30, 2021	1,793,834	C$	5.66	5.04	$14,685

Performance-based shares activity for the six months ended June 30, 2021 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	869,000	C$	7.51
Received	(243,000)	C$	6.53
Outstanding at June 30, 2021	626,000	C$	7.89
Exercisable at June 30, 2021	201,000	C$	5.79

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

17	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2021, Pure Sunfarms had a commitment of $1,000 in the event of a service agreement break up.
18	SUBSEQUENT EVENTS

In July 2021, the Company re-purchased an additional 107,955 common shares for a total cost of $1,020.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”), (together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us”, or “our”) is one of the largest and longest-operating vertically integrated greenhouse growers in North America. Following our acquisition of the remaining 41.3% interest in British Columbia-based Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) that was completed on November 2, 2020 (the “Pure Sunfarms Acquisition”), we wholly own one of the single largest cannabis growing operations in the world which is one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada with distribution in five Canadian provinces: British Columbia, Ontario, Alberta, Saskatchewan, and Manitoba. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. The Company primarily markets and distributes under its Village Farms® brand name and proprietary trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

The Company, through its subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0-megawatt power plant from landfill gas that generates electricity and provides thermal heat to one of the Company’s adjacent B.C. greenhouse facilities and sells electricity to British Columbia Hydro and Power Authority (“BC Hydro”). On November 10, 2020 we announced that we will be transitioning this operation to a renewable natural gas facility (“Delta RNG Project”) in conjunction with Mas Energy, LLC (“Mas Energy”) which is expected to enhance our financial return as well as provide food-grade CO2, which can be used in both our cannabis and produce growing operations in Delta, B.C.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in Village Fields Hemp USA, LLC (“VFH”) for multi-state outdoor hemp cultivation and cannabidiol (“CBD”) extraction, and initiated plans to pursue controlled environment hemp production at our Texas greenhouse operations.

Internationally, we evaluate, and target select, nascent, legal cannabis and CBD opportunities with significant long-term potential, with an initial focus on the Asia-Pacific region through our investment in Australia-based Altum International Pty Ltd (“Altum”).

We are in various stages of negotiations and due diligence in respect to potential opportunities in the developing cannabis industry. There can be no assurance that these negotiations will result in the completion of any such acquisitions or, if they do, what the final terms or timing of any such acquisitions would be.

Our Response to the Ongoing Coronavirus Pandemic

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

Update Relating to the Texas Winter Storm of February 2021

From February 13-17, 2021, a major winter and ice storm with extremely cold temperatures impacted parts of the United States and Canada and in particular Texas. The unprecedented winter storm caused electricity demand in Texas to increase dramatically as Texas facilities were not built for such climate conditions. The storm caused major problems with sources of electricity, due to frozen wind turbines, natural gas production losses, and power generator outages, leading to a short-term situation in which demand vastly exceeded supply within the Texas power grid, which is not connected to the larger U.S. power grid. The loss of fuel supply and power generating capacity forced the Electric Reliability Council of Texas (“ERCOT”), the nonprofit grid operator, to declare an Energy Emergency Alert Level 3 and begin rotating power outages. Throughout the 5-day emergency period, the real-time price for electricity elevated to the maximum allowable price of $9,000 per MWh, which is more than 100 times higher than the prices observed in early February 2021 and historical February pricing.

The impact on Texas from the winter storm and rolling blackouts led to a number of deaths and billions of dollars in damages, making the weather event one of the costliest in Texas history. Since Texas has a deregulated electricity market, all customers from large industrial companies to residential customers purchase their electricity from third-party power suppliers, at the prevailing market price, which fluctuates by the hour. The Texas legislature was analyzing this event to determine necessary changes to the current structure of its power grid as well as the oversight provided by the Public Utility Commission of Texas and ERCOT, but no measures were passed by the Texas legislature to address the astronomical rate increases for the 2021 freeze, nor to implement measures or regulations to address the demand/supply situation, should such an event reoccur.

Our Texas operations, including the four greenhouses and distribution center, use a small amount of power to run its operational systems, but due to the more than 100 times increase in rates, we were financially impacted by the winter storm. The Company incurred an incremental electricity expense in Q2 2021 for the February 5-day period of $1,400, solely due to the significant temporary increase in electricity pricing.  The freeze itself had no impact on our operations, nor our use of electricity. Due to the overall impact on many Texas businesses, utility companies and retail customers had expectations that the Texas legislature would address the incremental costs to users. Due to this expectation of legislative involvement, the electricity invoices that included the activity of February 13-17 were not sent until late May when it became evident that the Texas legislature was not going to address the issue. As such, the Company received its initial invoices for the freeze period in late May and after reviews, audits of all facility meters and material invoice corrections with the power companies, the invoices were finalized and paid in June 2021.

Our Texas operations are designed with back-up and redundant systems to handle temporary systems or weather events. Our facilities have back-up diesel generators that can run our heating systems. We hold two to three days of diesel to run the back-up generators, but due to the effect of the freeze and resulting Texas highway closures, additional diesel supply was unavailable and could not be transported to our Texas sites, so we could not take the Texas facilities off the grid to avoid a potential price surge. Our decision not to utilize our back-up systems was due to the rotating power outages and the risk of running out of diesel for our back-up systems, which in turn would have led to the loss of the crops in all four greenhouses.

In order to mitigate future price instability, in winter months, the Company has initiated fixed contracts for a significant portion of its anticipated electricity requirements at all our Texas facilities to mitigate future surcharges. In addition, the Company is reassessing its back-up systems to ensure that the greenhouses have enough capacity to produce the required electrical output if an outage occurs again in the future.

Recent Developments

Normal Course Issuer Bid for Common Shares

On May 26, 2021, the Toronto Stock Exchange accepted a notice of normal course issuer bid filed by the Company. Village Farms may purchase up to 4,062,309 of its Common Shares commencing May 26, 2021 and terminating May 25, 2022. As of June 30, 2021, the Company had purchased 428,097 Common Shares with an average price of $9.2972 per Common Share and a gross value of $3,980. As of the date of this filing, the Company had purchased 536,052 Common Shares with an average price of $9.3272 per Common Share and a gross value of $5,000.

Exercise of Warrants

In the first half of 2021, warrants issued as part of the September 2020 registered direct offering were exercised and resulted in proceeds to the Company of $18,494 and the issuance of 3,188,680 additional Common Shares. There are 1,509,433 remaining warrants from the September 2020 registered direct offering as of the date of this filing.

Amendment of the Company’s Operating Loan

On May 7, 2021, Village Farms amended the Operating Loan terms to extend the credit agreement with an amended line of credit of C$10,000 and maturity date of May 7, 2024. See “Liquidity and Capital Resources – Operating Loan”.

Pure Sunfarms

Pure Sunfarms’ recent developments include the following:

•

On July 22, 2021, Village Farms amended the Shareholder Loan Agreement with Pure Sunfarms, originally dated July 5, 2018. The Company provided an additional loan of C$5,000, increasing the Shareholder Loan balance to C$22,145. The additional funds will be utilized for capital improvements for the Delta 2 and Delta 3 facilities and working capital purposes.

•

On July 19, 2021, Village Farms amended the Shareholder Loan Agreement with Pure Sunfarms, originally dated July 5, 2018. The Company provided an additional loan of C$4,145, increasing the Shareholder Loan balance to C$17,145. The additional funds will be utilized for a BC Hydro security deposit for utility enhancements necessary for the Delta 2 facility upgrade.

•

On June 30, 2021, Pure Sunfarms received from Health Canada an amendment to the cultivation license for its 1.1 million square foot Delta 2 greenhouse facility, permitting Pure Sunfarms to cultivate cannabis in the half of the facility which has completed conversion. Pure Sunfarms expects to begin planting in September with the first harvest anticipated for November of this year.

Village Farms Clean Energy

In November 2020, VFCE entered into a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility. Mas Energy will design, build, finance, own and operate the Delta RNG Project. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site. The 20-year extension, with an option for an additional five-year extension period, commences upon the start-up of the commercial operations of the Delta RNG Project.

When announced in November 2020, we anticipated attaining all regulatory approvals in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 continues to adversely impact the bureaucratic processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. We now anticipate attaining all regulatory approvals in the fall of 2021 with an expected operational start up as early as the fall of 2022. We expect the project to capture the CO2 from the renewable natural gas production process for use in our three Delta, B.C. vegetable and cannabis greenhouse facilities. The reduction in natural gas requirements is expected to decrease the total carbon footprint of Village Farms.

International

On May 5, 2021, Village Farms exercised its remaining option to increase its equity investment in Altum to just under 12%. The investment in Altum, one of Asia-Pacific’s leading CBD platforms, represents a capital efficient means for Village Farms to participate in opportunities in this region.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and six months ended June 30, 2021 and 2020 presented below reflect the operations of our consolidated wholly owned subsidiaries, which does not include our VFH joint venture. The equity in earnings from VFH is reflected in our net income for the three and six months ended June 30, 2021 and 2020 presented below. Due to the acquisition of the remaining 41.3% interest in Pure Sunfarms, on November 2, 2020, the equity earnings from Pure Sunfarms are reflected in our net income for the three and six months ended June 30, 2020. However, for the three and six months ended June 30, 2021, the results of Pure Sunfarms are presented in the operations of our consolidated wholly owned subsidiaries. For information regarding the results of operations from our joint ventures, see “Reconciliation of Generally Accepted Accounting Practices (“GAAP”) Results to Proportionate Results” below.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020 (1)	2021 (1)	2020 (1)
Sales	$70,374	$47,573	$122,770	$79,685
Cost of sales	(65,109)	(44,044)	(115,198)	(75,391)
Gross margin	5,265	3,529	7,572	4,294
Selling, general and administrative expenses	(9,025)	(3,813)	(17,117)	(7,734)
Share-based compensation	(1,887)	(328)	(3,885)	(857)
Interest expense	(598)	(437)	(1,339)	(974)
Interest income	46	93	49	476
Foreign exchange gain (loss)	193	530	(311)	(396)
Gain on settlement agreement	—	—	—	4,681
Other (expense) income	(166)	26	(235)	65
Loss on disposal of assets	(40)	—	(40)	(6)
Recovery of (provision for) income taxes	1,781	(69)	3,620	943
(Loss) income from consolidated entities after income taxes	(4,431)	(469)	(11,686)	492
Equity (losses) earnings of unconsolidated entities	(86)	350	(213)	3,579
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Adjusted EBITDA (2)	$1,547	$2,268	$1,951	$3,364
(Loss) earnings per share - basic	$(0.06)	$(0.00)	$(0.15)	$0.07
(Loss) earnings per share - diluted	$(0.06)	$(0.00)	$(0.15)	$0.07
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Other comprehensive income (loss):
Foreign currency translation adjustment	2,366	55	4,077	(72)
Comprehensive (loss) income	$(2,151)	$(64)	$(7,822)	$3,999

(1)

For the three and six months ended June 30, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three and six months ended June 30, 2020, Village Farms share of Pure Sunfarms earnings are reflected in equity (losses) earnings of unconsolidated entities.

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

We caution that our results of operations for the three and six months ended June 30, 2021 and 2020 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the three and six months ended June 30, 2021 and 2020 is included below. The consolidated results include all three of our operating segments, which include produce, cannabis and clean energy, along with all public company expenses. The remaining 41.3% interest in Pure Sunfarms was acquired by Village Farms on November 2, 2020; for the three and six months ended June 30, 2021, the operating results of Pure Sunfarms are consolidated in our Consolidated Statements of Income (Loss), and for the three and six months ended June 30, 2020, Pure Sunfarms’ results are included in equity earnings from unconsolidated entities in our Consolidated Statements of Income (Loss).

Under “Cannabis Segment Results”, we also present a discussion of the operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the three and six months ended June 30, 2020 but were consolidated in our results for the three and six months ended June 30, 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on-hand on the acquisition date, resulting in a ($133) charge to cost of sales in the second quarter of 2021 and a ($2,925) charge to cost of sales in the first quarter of 2021 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms.

Consolidated Results

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Sales

Sales for the three months ended June 30, 2021 were $70,374 as compared to $47,573 for the three months ended June 30, 2020. The increase in sales was primarily due to the inclusion of Pure Sunfarms’ Q2 2021 revenues of $24,761 and an increase in produce supply partner sales of $1,867, partially offset by a decrease in our own produce sales of ($3,676) and VFCE power sales of ($151). The produce supply partner sales increase was due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers. The decrease in our own produce sales was due to a (42%) decrease in the average selling price of tomatoes in the three months ended June 30, 2021 versus June 30, 2020, partially offset by a 33% increase in our own production volume. The price decrease is the result of a market supply overage caused by lower retailer demand along with an increase in Canadian and U.S. tomato production. The tomato produce industry experienced one of the lowest pricing environments for tomatoes-on-the-vine and beefsteak varieties in the past ten years through late Q2 2021 with signs of pricing moving back into historical ranges towards the end of Q2 2021.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 were $65,109 as compared to $44,044 for the three months ended June 30, 2020. The increase in cost of sales was primarily due to the addition of Pure Sunfarms’ Q2 2021 cost of sales of $14,941, an increase in our produce costs of $4,286, higher produce supply partner costs of $1,319 and an increase in clean energy costs of $519. The Q2 2021 cost of sales for Pure Sunfarms includes a $133 charge from the revaluation of its inventory to fair value at acquisition date and our produce costs include the $1,400 incremental utility charges associated with the Texas freeze of February 2021 that was settled and paid in Q2 2021. The increase in our own production costs was driven by the increase in volume as the Texas facilities improved production cost per pound in Q2 2021 through better utilization of our labor, transportation and handling cost, primarily due to greenhouse management efficiency efforts. The increase in produce supply partner cost of sales was driven by higher volumes of pounds sold and the increase in clean energy costs were driven by higher depreciation charges as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project expected to become operational in the fall of 2022.

Gross Margin

Gross margin for the three months ended June 30, 2021 increased $1,736 to $5,265, or a 7% gross margin, in comparison to $3,529, or a 7% gross margin, for the three months ended June 30, 2020. Excluding the $133 charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and $1,400 from the incremental Texas freeze utility expenses, gross margin for the three months ended June 30, 2021 increased $3,269 to $6,798, or a 10% gross margin. The positive variance between periods is primarily attributable to Pure Sunfarms’ Q2 2021 gross margin of $9,820 and higher produce supply partner gross margin of $548, partially offset by lower gross margin from our produce operations of ($7,962) and clean energy of ($670).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $5,212 to $9,025 compared to $3,813 for the three months ended June 30, 2020. The increase was primarily due to the inclusion of Pure Sunfarms’ expenses of $4,370, higher produce related legal fees and an increase in corporate expenses, primarily related to public company costs such as investor relations, legal and regulatory fees and incremental costs of U.S. reporting compliance.

Share-Based Compensation

Share-based compensation expenses for the three months ended June 30, 2021 were $1,887 as compared to $328 for the three months ended June 30, 2020. The increase in share-based compensation was primarily due to the vesting of performance shares earned by key corporate and operations employees in Q2 2021 as compared to Q2 2020 and the cost of stock options for Pure Sunfarms’ management of $191 in Q2 2021 versus nil in Q2 2020.

Recovery of (Provision for) Income Taxes

Income taxes for the three months ended June 30, 2021 was a recovery of $1,781 compared to a provision for ($69) for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, our effective tax rate, including both current and deferred income taxes, was (28.6%) and 17.3%, respectively. The equity losses for our unconsolidated entity, VFH, is reported post-tax and therefore does not affect our tax calculation.

Equity (Losses) Earnings from Unconsolidated Entities

Our share of losses from our joint ventures for the three months ended June 30, 2021 was ($86) compared to earnings of $350 for the three months ended June 30, 2020. The Q2 2021 equity loss includes only our proportionate share of the losses of VFH compared to Q2 2020 which includes our proportionate share of the earnings of Pure Sunfarms and VFH. Our share of income from

Pure Sunfarms was presented in equity earnings from unconsolidated entities for the three months ended June 30, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020 and its results are presented in the Company’s consolidated operating results for the three months ended June 30, 2021. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Loss

Net loss for the three months ended June 30, 2021 was ($4,517) as compared to ($119) for the three months ended June 30, 2020. The increase in net loss was primarily due to a lower gross margin from our produce operations and higher corporate share-based compensation, partially offset by an improved operating profit for Pure Sunfarms in the three months ended June 30, 2021 as compared to June 30, 2020.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2021 was $1,547 compared to $2,268 for the three months ended June 30, 2020. The decrease in adjusted EBITDA was primarily due to lower operating results of the produce business, partially offset by the improvement in operating profit for Pure Sunfarms. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for the three months ended June 30, 2021 was $2,366 compared to $55 for the three months ended June 30, 2020. Village Farms’ functional currency is the U.S. dollar while Pure Sunfarms’ functional currency is the Canadian dollar. The 2021 currency translation adjustment is due to the Canadian dollar strengthening versus the U.S. dollar during the second quarter of 2021, as Pure Sunfarms has more Canadian dollar assets than Canadian dollar liabilities on its balance sheet, resulting in a gain on its functional currency when converted on its balance sheet to U.S. dollars.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Sales

Sales for the six months ended June 30, 2021 were $122,770 as compared to $79,685 for the six months ended June 30, 2020. The increase in sales was primarily due to the inclusion of Pure Sunfarms’ 2021 revenues of $42,221 and an increase in produce supply partner sales of $6,005, partially offset by a decrease in our own produce sales of ($4,909) and VFCE power sales of ($232). The produce supply partner sales increase was due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers, partially offset by lower price per pound for tomatoes and peppers. The decrease in our own produce sales was due to a (30%) decrease in the average selling price of tomatoes in the six months ended June 30, 2021 versus June 30, 2020, partially offset by a 23% increase in our own production volume despite the ongoing virus pressure, primarily from the tomato brown rugose fruit virus, at all of the Texas facilities. The commodity price decrease is the result of a market supply overage caused by an increase in Canadian winter production and a change in retailer buying habits to more specialty tomatoes. The tomato produce industry experienced one of the lowest pricing environments for tomatoes-on-the-vine and beefsteak varieties in the past ten years through late Q2 2021 with signs of pricing moving back into historical ranges towards the end of Q2 2021.

Cost of Sales

Cost of sales for the six months ended June 30, 2021 were $115,198 as compared to $75,391 for the six months ended June 30, 2020. The increase in cost of sales was primarily due to the addition of Pure Sunfarms’ 2021 cost of sales of $30,189, higher produce supply partner costs of $4,600, an increase in our produce costs of $4,143 and higher clean energy costs of $875. The 2021 cost of sales for Pure Sunfarms includes a $3,108 charge from the revaluation of its inventory to fair value at acquisition date and our produce costs include incremental utility charges of $1,400 associated with the Texas freeze of February 2021. The increase in our own production costs was driven by the 23% increase in production volume in the first six months of 2021 versus the first six months of 2020. The increase in produce supply partner cost of sales was driven by higher volumes of pounds sold and the increase in clean energy costs were driven by higher depreciation charges as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project expected to become operational in the fall of 2022.

Gross Margin

Gross margin for the six months ended June 30, 2021 increased $3,278 to $7,572, or a 6% gross margin, in comparison to $4,294, or a 5% gross margin, for the six months ended June 30, 2020. Excluding the $3,108 charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and $1,400 from the incremental Texas freeze utility expenses, gross margin for the six months ended June 30, 2021 increased $7,786 to $12,080, or a 10% gross margin. The positive variance between periods is primarily attributable to Pure Sunfarms’ 2021 gross margin of $12,032 and higher produce supply partner gross margin of $1,405, partially offset by lower gross margin from our produce operations of ($9,052) and clean energy of ($1,107).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2021 increased $9,383 to $17,117 compared to $7,734 for the six months ended June 30, 2020. The increase was primarily due to the inclusion of Pure Sunfarms’ expenses of $8,336, higher produce related legal fees and an increase in corporate expenses, primarily related to public company costs such as investor relations, legal and regulatory fees, listing fees for the Toronto Stock Exchange (“TSX”), the January 2021 equity raise and incremental costs of U.S. reporting compliance.

Share-Based Compensation

Share-based compensation expenses for the six months ended June 30, 2021 were $3,885 as compared to $857 for the six months ended June 30, 2020. The increase in share-based compensation was primarily due to the vesting of performance share grants and stock options for Pure Sunfarms’ management of $1,285 in 2021 versus nil in 2020 as well as the vesting of performance shares earned by corporate and operations employees in 2021 as compared to 2020.

Gain on Settlement Agreement

On March 2, 2020, pursuant to the settlement agreement between the Company, Pure Sunfarms and Emerald (“Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4,681 (C$6,500). The Company recorded this amount as a gain on non-monetary exchange on the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2020.

Recovery of Income Taxes

Income taxes for the six months ended June 30, 2021 was a recovery of $3,620 compared to a recovery of $943 for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, our effective tax rate, including both current and deferred income taxes, was (23.6%) and (209.1%), respectively. The equity losses for our unconsolidated entity, VFH, is reported post-tax and therefore does not affect our tax calculation.

Equity (Losses) Earnings from Unconsolidated Entities

Our share of losses from our joint ventures for the six months ended June 30, 2021 was ($213) compared to earnings of $3,579 for the six months ended June 30, 2020. The 2021 equity loss includes only our proportionate share of the losses of VFH compared to 2020 which includes Pure Sunfarms and VFH. Our share of income from Pure Sunfarms was presented in equity earnings from unconsolidated entities for the six months ended June 30, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020 and its results are presented in the Company’s consolidated operating results for the six months ended June 30, 2021. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net (Loss) Income

Net loss for the six months ended June 30, 2021 was ($11,899) as compared to net income of $4,071 for the six months ended June 30, 2020. The decrease in net income in the six months ended June 30, 2021 as compared to June 30, 2020 was primarily due to lower operating profit of the produce operations, higher corporate expenses and accelerating the depreciable life of the clean energy assets due to the upcoming transition of operations to the Delta RNG Project expected to become operational in the fall of 2022.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2021 was $1,951 compared to $3,364 for the six months ended June 30, 2020. The decrease in adjusted EBITDA was primarily due to lower operating results from our produce business, partially offset by the improvement in operating profit for Pure Sunfarms. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for the six months ended June 30, 2021 was $4,077 compared to ($72) for the six months ended June 30, 2020. Village Farms’ functional currency is the U.S. dollar while Pure Sunfarms’ functional currency is the Canadian dollar. The 2021 currency translation adjustment is due to the Canadian dollar strengthening versus the U.S. dollar during the first six months of 2021, as Pure Sunfarms has more Canadian dollar assets than Canadian dollar liabilities on its balance sheet, resulting in a gain on its functional currency when converted on its balance sheet to U.S. dollars.

Segmented Financial Performance

The following segmented financial information includes the financial results of our cannabis segment (Pure Sunfarms), before any allocation to Village Farms, which were not previously consolidated in our financial results for the three and six months ended June 30, 2020 and consolidated in our financial results for the three and six months ended June 30, 2021.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Sales:
Produce	$ 45,539	$47,455	$ 80,406	$79,417
Cannabis	24,761	9,386	42,221	22,523
Clean Energy	74	118	143	268
	$ 70,374	$ 56,959	$ 122,770	$ 102,208
Cost of Sales:
Produce	($ 49,321)	($43,716)	($ 83,387)	($74,644)
Cannabis (1)	(14,941)	(6,266)	(30,189)	(12,524)
Clean Energy	(847)	(328)	(1,622)	(747)
	($ 65,109)	($ 50,310)	($ 115,198)	($ 87,915)
Selling, general and administrative expenses:
Produce	($ 2,946)	($ 2,319)	($ 5,497)	($ 4,854)
Cannabis	(4,370)	(1,850)	(8,336)	(4,284)
Clean Energy	(52)	(65)	(84)	(110)
Corporate	(1,657)	(1,429)	(3,200)	(2,770)
	($ 9,025)	($ 5,663)	($ 17,117)	($ 12,018)
Share-based compensation:
Produce	$ -	$ -	$ -	$ -
Cannabis	(191)	-	(1,285)	-
Clean Energy	-	-	-	-
Corporate	(1,696)	(328)	(2,600)	(857)
	($ 1,887)	($ 328)	($ 3,885)	($ 857)
Operating profit/(loss):
Produce	($ 6,728)	$ 1,420	($ 8,478)	($ 81)
Cannabis (1)	5,259	1,270	2,411	5,715
Clean Energy	(825)	(275)	(1,563)	(589)
Corporate	(3,353)	(1,757)	(5,800)	(3,627)
	($ 5,647)	$ 658	($ 13,430)	$ 1,418
Adjusted EBITDA (2):
Produce	($ 3,981)	$ 2,783	($ 4,472)	$ 2,565
Cannabis (1)	7,369	1,835	9,903	6,703
Clean Energy	(135)	(106)	(151)	(146)
Corporate (3)	(1,706)	(1,485)	(3,329)	(2,909)
	$ 1,547	$ 3,027	$ 1,951	$ 6,213

(1)

For the three months and six months ended June 30, 2021, Pure Sunfarms’ cost of sales included charges of ($133) and ($3,058), respectively from the revaluation of its inventory to fair value at the November 2, 2020 acquisition date.

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

(3)	Corporate Adjusted EBITDA includes Corporate and Hemp Adjusted EBITDA. See “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Cannabis Segment Results – Pure Sunfarms

Pure Sunfarms’ comparative analysis are based on the consolidated results of Pure Sunfarms for the three and six months ended June 30, 2021 and June 30, 2020, not accounting for the percentage owned by Village Farms. See “Reconciliation of U.S. GAAP Results to Proportionate Results” for a presentation of Pure Sunfarms’ proportionate results for the three and six months ended June 30, 2021 and June 30, 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

Sales

Pure Sunfarms’ net sales for the three months ended June 30, 2021 were $24,761 as compared to $17,460 for the three months ended March 31, 2021. The sequential net sales increase was comprised of a 22% increase in branded sales and a 121% increase in non-branded sales. For the three months ended June 30, 2021, 66% of revenue was generated from branded flower and pre-rolls and 8% of revenue from branded oils, edibles and vapes (“Cannabis Derivate Products”) as compared to 71% of revenue from branded flower and pre-rolls and 13% of revenue from Cannabis Derivative Products for the three months ended March 31, 2021. For the three months ended June 30, 2021, non-branded sales represented 26% of revenues compared to 16% for the three months ended March 31, 2021. The increase in branded sales between sequential periods was largely attributable to increased production of high-potency flower and trim released in the three months ended June 30, 2021.  Additionally, many provinces began their COVID-19 re-opening plans as COVID-19 pressures began subsiding and capacity restrictions decreased, particularly in Ontario, which helped spur demand in the latter half of Q2 2021. Similarly, the increase in non-branded sales was largely attributable to the availability of high-potency flower and trim to meet demand from other licensed producers (“LPs”) in the wholesale market.

Cost of Sales

Pure Sunfarms’ cost of sales for the three months ended June 30, 2021 was $14,941 as compared to $15,248 for the three months ended March 31, 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on the acquisition date, resulting in a ($133) charge to cost of sales in the second quarter of 2021 and a ($2,925) charge to cost of sales in the first quarter of 2021 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms. The decrease in cost of sales between the periods was driven by the lower charge from the revaluation of inventory to fair value at acquisition date. In addition, cost of sales as a percentage of revenue decreased from 71% to 60% for the sequential quarter as our cost of production decreased due to increased yields in cultivation.

Gross Margin

Gross margin for the three months ended June 30, 2021 increased $7,608 to $9,820, or a 40% gross margin, in comparison to $2,212, or a 13% gross margin, for the three months ended March 31, 2021. Excluding the purchase price inventory adjustment of $133, gross margin for the three months ended June 30, 2021 increased $4,817 to $9,954, or a 40% gross margin, in comparison to $5,137, or a 29% gross margin, excluding the purchase price inventory adjustment of $2,925 for the three months ended March 31, 2021. The increase in gross margin between sequential periods was attributable to an increase in branded flower sales at higher margins, an increased demand for high-quality, high-potency flower at higher margins for non-branded revenue and lower cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Pure Sunfarms’ selling, general and administrative expenses for the three months ended June 30, 2021 were $4,370, or 18% of sales compared to $3,966, or 23% of sales for the three months ended March 31, 2021. The decrease in selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2021 in comparison to the three months ended March 31, 2021 was due to general cost containment efforts initiated by management to effectively keep expenses relatively constant as sales increased 38%.

Share-Based Compensation

Share-based compensation expenses for the three months ended June 30, 2021 were $191 as compared to $1,094 for the three months ended March 31, 2021. The decrease in share-based compensation is largely due to performance shares granted to Pure Sunfarms’ management that vested in the first quarter of 2021.

Net Income (Loss)

Pure Sunfarms’ net income for the three months ended June 30, 2021 was $3,221 as compared to a net loss of ($2,834) for the three months ended March 31, 2021. The higher net income between periods was primarily driven by a higher gross margin due to increased sales volume while decreasing cost of sales and selling, general and administrative expenses as a percentage of revenue.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2021 and March 31, 2021 was $7,369 and $2,534, respectively, representing an increase of 191%. The increase in Adjusted EBITDA was driven by higher net sales, gross margin and operating profit in the three months ended June 30, 2021 as compared to the three months ended March 31, 2021.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Sales

Pure Sunfarms’ net sales for the three months ended June 30, 2021 were $24,761 as compared to $9,386 for the three months ended June 30, 2020. The net sales increase was comprised of a 154% increase in branded sales and a 96% increase in non-branded sales. For the three months ended June 30, 2021, 66% of revenue was generated from branded flower and pre-rolls and 8% of revenue from Cannabis Derivate Products as compared to 69% of revenue from branded flower and pre-rolls and no sales from Cannabis Derivate Products as Pure Sunfarms launched these products in Q3 2020. The sales increase was due to the impact of store openings throughout Canada combined with favorable brand performance and market share in addition to the launch of Cannabis Derivate Products.  Non-branded sales also benefited from store openings and the growth of the Cannabis Derivate Products which in turn increased demand for cannabis biomass sold to other LPs.  For the three months ended June 30, 2021, non-branded sales represented 26% of revenues compared to 31% for the three months ended June 30, 2020.

Cost of Sales

Pure Sunfarms’ cost of sales for the three months ended June 30, 2021 was $14,941 as compared to $6,266 for the three months ended June 30, 2020. The Q2 2021 cost of sales for Pure Sunfarms includes a $133 charge from the revaluation of its inventory to fair value at acquisition date. The increase in cost of sales between periods was driven by an increase in net sales, including a higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution. However, cost of sales as a percentage of revenue decreased from 67% to 57% due to increased production efficiencies in 2021.

Gross Margin

Gross margin for the three months ended June 30, 2021 increased $6,700 to $9,820, or a 40% gross margin, in comparison to $3,120, or a 33% gross margin, for the three months ended June 30, 2020. The Q2 2021 gross margin for Pure Sunfarms includes a $133 charge from the revaluation of its inventory to fair value at acquisition date. The increase in gross margin between periods was primarily due to the higher volume of branded flower and pre-roll sales in 2021.

Selling, General and Administrative Expenses

Pure Sunfarms’ selling, general and administrative expenses for the three months ended June 30, 2021 were $4,370 compared to $1,850 for the three months ended June 30, 2020. The increase in selling, general and administrative expenses for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020 was primarily due to additional headcount to support the growth of Pure Sunfarms.

Share-Based Compensation

Share-based compensation expenses for the three months ended June 30, 2021 were $191 as compared to nil for the three months ended June 30, 2020. The increase in share-based compensation is due to the cost of stock options for Pure Sunfarms’ management.

Net Income

Pure Sunfarms’ net income for the three months ended June 30, 2021 was $3,221 as compared to $789 for the three months ended June 30, 2020. The higher net income between periods was driven by higher net sales which includes Cannabis Derivative Products sales and lower selling, general and administrative costs as a percentage of net revenue.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2021 and June 30, 2020 was $7,369 and $1,835, respectively, representing an increase of 302%. The increase in Adjusted EBITDA was driven by higher net sales, gross margin and lower selling, general and administrative costs as a percentage of net sales.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Sales

Pure Sunfarms’ net sales for the six months ended June 30, 2021 were $42,221 as compared to $22,523 for the six months ended June 30, 2020. Branded sales for the six months ended June 30, 2021 and 2020, were $32,973 and $12,738, respectively, an increase of $20,235, or 159% between periods. Non-branded revenue for the six months ended June 30, 2021 and 2020 was $9,248 and $9,785, respectively, a decrease of ($537), or (5%). For the six months ended June 30, 2021, 68% of revenue was generated from branded flower and pre-rolls and 10% of revenue was generated from Cannabis Derivate Products as compared to 57% of revenue from branded flower and pre-rolls and no revenue from Cannabis Derivative Products for the six months ended June 30, 2020. The increase in branded sales was largely attributable to increased production of high-potency flower, trim and Cannabis Derivate Products relative to the prior period. Additionally, many provinces began their re-opening plans as COVID-19 pressures subsided and capacity restrictions decreased, particularly in Ontario, which helped spur demand in the latter half of Q2 2021. For the six months ended June 30, 2021, non-branded sales represented 22% of revenues compared to 43% for the six months ended June 30, 2020. The decrease in non-branded sales was largely due to opportunistic and material non-monetary transactions that occurred in 2020 with extraction licensed producers in which Pure Sunfarms sold extraction grade dried flower and trim and purchased various forms of distillate from the same counterparties.

Cost of Sales

Pure Sunfarms’ cost of sales for the six months ended June 30, 2021 was $30,189 as compared to $12,524 for the six months ended June 30, 2020. The 2021 cost of sales for Pure Sunfarms includes a $3,058 charge from the revaluation of inventory to fair value at acquisition date. The increase in cost of sales between periods was driven by an increase in net sales, including the higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution.

Gross Margin

Gross margin for the six months ended June 30, 2021 increased $2,033 to $12,032, or a 28% gross margin, in comparison to $9,999, or a 44% gross margin, for the six months ended June 30, 2020. Excluding the purchase price inventory adjustment of $3,058, gross margin for the six months ended June 30, 2021 increased $5,091 to $15,090, or a 36% gross margin. The increase in gross margin was driven by the increase in branded sales. However, branded sales have a higher cost associated with packaging and distribution which led to a decrease in gross margin as a percentage of revenue between the periods. In addition, Pure Sunfarms entered into certain co-manufacturing agreements to assist in the production of Cannabis Derivative Products which have a lower margin relative to in-house production.

Selling, General and Administrative Expenses

Pure Sunfarms’ selling, general and administrative expenses for the six months ended June 30, 2021 were $8,336 compared to $4,284 for the six months ended June 30, 2020. The increase in selling, general and administrative expenses for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 was primarily due to additional headcount to support the growth of Pure Sunfarms. Selling, general and administrative expenses remained approximately 20% of net sales as revenues increased 87% between the six months ended June 30, 2021 and June 30, 2020, respectively.

Share-Based Compensation

Share-based compensation expenses for the six months ended June 30, 2021 were $1,285 as compared to nil for the six months ended June 30, 2020. The increase in share-based compensation is due to the vesting of performance share grants and cost of stock options for Pure Sunfarms’ management.

Gain on Settlement of Net Liabilities

Pure Sunfarms recognized income of $4,348 in the first quarter of 2020 as an outcome of the March 2, 2020 Settlement Agreement between Pure Sunfarms, Emerald and the Company. This gain is Pure Sunfarms’ forgiveness of a shareholder loan and accrued interest owed by Emerald offset by the extinguishment of the supply agreement and any amounts receivable thereunder, which included a C$8,100 receivable from Emerald for sales made in 2019.

Net Income

Pure Sunfarms’ net income for the six months ended June 30, 2021 was $387 as compared to net income of $6,954 for the six months ended June 30, 2020. The decrease in net income was largely attributable to the one-time gain on settlement of net liabilities of $4,348 in 2020 as well as the lower operating profit for the six months ended June 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2021 and June 30, 2020 was $9,903 and $6,703, respectively. Adjusted EBITDA increased 33% between periods primarily due to higher gross margin for the period ended June 30, 2021 as compared to June 30, 2020.

Liquidity and Capital Resources

Capital Resources

As at June 30, 2021, we had $114,029 in cash and $155,207 of working capital, and as at December 31, 2020, we had $21,640 in cash and $29,528 of working capital. We expect to utilize our working capital and provide or obtain adequate financing to maintain and improve our property, plant and equipment, to fund working capital produce needs and invest in Pure Sunfarms for the next twelve months from cash flows from operations, and, if needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity or debt financing.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding June 30, 2021
Operating Loan (1)	C$	10,000		$—
Term Loan		$27,706		$27,706
Pure Sunfarms Loan	C$	45,996	C$	45,996
VFCE Loan	C$	822	C$	822
(1)	The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and VFCE Borrowings (collectively the “Credit Facilities”), excluding Pure Sunfarms borrowings, are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of June 30, 2021, the Company was in compliance with all of its covenants under its Credit Facilities.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of June 30, 2021 and December 31, 2020 was $79 and $189, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Interim Statements of Financial Position.

Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $27,706 on June 30, 2021 and $28,690 as of December 31, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of June 30, 2021 and December 31, 2020, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.746% and 3.79% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2021 and December 31, 2020 was $196,536 and $86,664, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling $150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. As of June 30, 2021, there was no amount drawn on this loan, and as of December 31, 2020, the amount drawn on this facility was $2,000.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2021 and December 31, 2020 was $28,149 and $23,443, respectively.

VFCE Loan

VFCE has a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. As of June 30, 2021 and December 31, 2020, the balance of the VFCE Loan was C$822 and C$1,103, respectively. The loan agreement also includes an uncommitted credit facility for up to C$700 to support financing of certain capital expenditures (the “VFCE Credit Facility”). The Company paid off the outstanding balance of the VFCE Credit Facility in the second quarter of 2021. As of June 30, 2021 and December 31, 2020, the outstanding borrowings under the VFCE Credit Facility were nil and C$88, respectively (such borrowings, together with the VFCE Loan, the ”VFCE Borrowings”).

Pure Sunfarms Loans

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with FCC and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan (each as defined below) through February 7, 2024 and included a guarantee by Village Farms. The Third Amended and Restated PSF Credit Agreement amends and updates the previous three loan facilities.

The first loan facility is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances.  Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had no outstanding balance as of June 30, 2021 and December 31, 2020.

The second loan facility is a credit agreement with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$15,986 on June 30, 2021 and C$17,057 on December 31, 2020.

The third loan facility is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan shall be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$23,728 on June 30, 2021 and C$21,072 on December 31, 2020.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$6,282 on June 30, 2021 and C$6,250 on December 31, 2020.

Pure Sunfarms is required to comply with financial covenants measured quarterly. As of June 30, 2021, Pure Sunfarms was in compliance with the financial covenants.

Emerald Promissory Note

The Company had a note payable due to Emerald of C$19,900, plus accrued interest that the Company originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald in full on February 5, 2021.

Equity Offerings

The Company closed equity offerings on March 24, 2020, September 10, 2020, and January 20, 2021. The March 24, 2020 public offering raised gross proceeds of C$11,500 through the issuance of 3,593,750 Common Shares at a price of C$3.20 per Common Share. The September 10, 2020 offering raised gross proceeds of $49,800 through the issuance of 9,396,226 Units with each Unit consisting of one Common Share at a price of $5.30 per Common Share and one-half of a Warrant at an exercise price of $5.80, and on January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate of 10,887,097 Common Shares at a purchase price of $12.40 per Common Share for gross proceeds of approximately $135,000.

Summary of Cash Flows

	For the six months ended June 30,
(in Thousands)	2021	2020
Cash beginning of period	$25,679	$11,989
Net cash flow provided by/(used in):
Operating activities	(15,210)	2,145
Investing activities	(12,368)	(12,290)
Financing activities	124,583	7,725
Net cash increase (decrease) for the period	97,005	(2,420)
Effect of exchange rate changes on cash	502	(1)
Cash, end of the period	$123,186	$9,568

Operating Activities

For the six months ended June 30, 2021 and 2020, cash flows used in operating activities before changes in non-cash working capital totaled ($5,051) and ($1,816), respectively. The decline in cash flows from operating activities between periods was primarily due to lower operating results of both the produce business and Pure Sunfarms for the six months ended June 30, 2021.

Investing Activities

For the six months ended June 30, 2021 and 2020, cash flows used in investing activities were ($12,368) and ($12,290), respectively. The investing activities for the six months ended June 30, 2021 largely consists of a ($1,001) investment in Altum and ($11,355) of capital expenditure expenses, of which ($9,029) was primarily for the Pure Sunfarms Delta 2 greenhouse transition to cannabis and ($2,326) for upgrades to our produce operations. The investing activities for the six months ended June 30, 2020 consist primarily of ($11,713) of additional investment in Pure Sunfarms and ($452) of capital expenditures for our produce operations.

Financing Activities

For the six months ended June 30, 2021 and 2020, cash flows provided by financing activities were $124,583 and $7,725, respectively. For the six months ended June 30, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares, $18,494 in proceeds from the exercise of warrants from the September 2020 registered direct offering, the ($15,498) payment of the Emerald Promissory Note, share repurchases of ($3,980) and payments on borrowings net of proceeds of ($1,799). For the six months ended June 30, 2020, cash flows provided by financing activities primarily consisted of the $7,294 generated from the issuance of Common Shares, net of issuance costs, and $348 of proceeds from borrowings net of repayments.

Contractual Obligations and Commitments

Information regarding our contractual obligations as of June 30, 2021 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$72,137	$6,241	$37,565	$23,851	$4,480
Trade payables	19,425	19,425	—	—	—
Accrued liabilities	28,818	28,818	—	—	—
Lease liabilities	3,434	663	1,568	770	433
Other liabilities	26,699	—	26,699	—	—
Total	$150,513	$55,147	$65,832	$24,621	$4,913

As of June 30, 2021, Pure Sunfarms had a service agreement with an unrelated party. In the event Pure Sunfarms terminates the agreement, Pure Sunfarms would be required to pay the counterparty a C$1,000 termination fee. This is considered a commitment.

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

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2021 (1)	2020 (1)	2021 (1)	2020 (1)
Net (loss) income	$(4,517)	$(119)	$(11,899)	$4,071
Add:
Amortization	3,898	1,491	7,310	3,021
Foreign currency exchange loss	(269)	(530)	235	396
Interest expense, net	552	344	1,290	498
Recovery of income taxes	(1,781)	69	(3,620)	(943)
Share-based compensation	1,887	328	3,885	857
Interest expense for JVs	13	103	27	396
Amortization for JVs	30	377	64	678
Foreign currency exchange loss for JVs	—	(17)	—	85
Provision for income taxes for JVs	—	222	—	1,491
Deferred financing fees	166	—	166	—
Incremental utility costs due to storm	1,400	—	1,400	—
Purchase price adjustment (2)	133	—	3,058	—
Gain on settlement agreement (3)	—	—	—	(4,681)
Gain on settlement of net liabilities from JV	—	—	—	(2,496)
Gain on disposal of assets	35	—	35	(9)
Adjusted EBITDA (4)	$1,547	$2,268	$1,951	$3,364
Adjusted EBITDA for JVs (See table below)	$(48)	$1,034	$(127)	$3,717
Adjusted EBITDA excluding JVs	$1,595	$1,234	$2,078	$(353)

Notes:

(1)

For the three and six months ended June 30, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three and six months ended June 30, 2020, our share of Pure Sunfarms earnings is reflected in equity earnings from unconsolidated entities.

(2)	The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date.
(3)	See “Results of Operations – Consolidated Results – Gain on Settlement Agreement” above.
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

Breakout of JV Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2021	2020	2021	2020
Pure Sunfarms Adjusted EBITDA	$—	$1,076	$—	$3,854
VFH Adjusted EBITDA	(48)	(42)	(127)	(137)
Total JV Adjusted EBITDA	$(48)	$1,034	$(127)	$3,717

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of Pure Sunfarms and VFH operations). The tables reflect the full statements of income for Pure Sunfarms (Cannabis) and VFH (Hemp) multiplied by the ownership percentage of the Company (versus presenting the results of these joint ventures in Equity Earnings from Unconsolidated Entities):

	For the Three months ended June 30, 2021
	Produce	Clean Energy	Corporate	Cannabis (1)	Hemp (1)	Total
Sales	$45,539	$74	$—	$24,761	$—	$70,374
Cost of sales	(49,321)	(847)	—	(14,941)	(42)	(65,151)
Selling, general and administrative expenses	(2,946)	(52)	(1,657)	(4,370)	(36)	(9,061)
Share-based compensation	—	—	(1,696)	(191)	—	(1,887)
Loss on disposal of assets	—	—	—	(40)	—	(40)
Other income (expense), net	—	(10)	209	(724)	(8)	(533)
Recovery of income taxes	2,710	—	345	(1,274)	—	1,781
Net (loss) income	$(4,018)	$(835)	$(2,800)	$3,222	$(86)	(4,517)
Adjusted EBITDA (2)	$(3,981)	$(135)	$(1,658)	$7,369	$(48)	$1,547
(Loss) earnings per share – basic	$(0.05)	$(0.01)	$(0.04)	$0.04	$(0.00)	$(0.06)
(Loss) earnings per share – diluted	$(0.05)	$(0.01)	$(0.04)	$0.04	$(0.00)	$(0.06)

	For the three months ended June 30, 2020
	Produce	Clean Energy	Corporate	Cannabis (1)	Hemp (1)	Total
Sales	$47,455	$118	$—	$5,509	$—	$53,082
Cost of sales	(43,716)	(328)	—	(3,678)	—	(47,722)
Selling, general and administrative expenses	(2,319)	(65)	(1,429)	(1,086)	(170)	(5,069)
Share-based compensation	—	—	(328)	—	—	(328)
Other (expense) income, net	—	(12)	224	(60)	57	209
Recovery of (provision for) income taxes	220	—	(289)	(222)	—	(291)
Net income (loss)	$1,640	$(287)	$(1,822)	$463	$(113)	$(119)
Adjusted EBITDA (2)	$2,783	$(106)	$(1,443)	$1,076	$(42)	$2,268
Earnings (loss) per share - basic	$0.03	$(0.01)	$(0.03)	$0.01	$(0.00)	$(0.00)
Earnings (loss) per share - diluted	$0.03	$(0.01)	$(0.03)	$0.01	$(0.00)	$(0.00)

	For the six months ended June 30, 2021
	Produce	Clean Energy	Corporate	Cannabis (1)	Hemp (1)	Total
Sales	$80,406	$143	$—	$42,221	$—	$122,770
Cost of sales	(83,387)	(1,622)	—	(30,189)	(90)	(115,288)
Selling, general and administrative expenses	(5,497)	(84)	(3,200)	(8,336)	(101)	(17,218)
Share-based compensation	—	—	(2,600)	(1,285)	—	(3,885)
Loss on disposal of assets	—	—	—	(40)	—	(40)
Other expense, net	—	(21)	(461)	(1,354)	(22)	(1,858)
Recovery of (provision for) income taxes	3,372	—	878	(630)	—	3,620
Net (loss) income	$(5,106)	$(1,584)	$(5,383)	$387	$(213)	$(11,899)
Adjusted EBITDA (2)	$(4,472)	$(151)	$(3,202)	$9,903	$(127)	$1,951
(Loss) income per share – basic	$(0.06)	$(0.02)	$(0.07)	$0.00	$(0.00)	$(0.15)
(Loss) income per share – diluted	$(0.06)	$(0.02)	$(0.07)	$0.00	$(0.00)	$(0.15)

	For the six months ended June 30, 2020
	Produce	Clean Energy	Corporate	Cannabis (1)	Hemp (1)	Total
Sales	$79,417	$268	$—	$12,951	$98	$92,734
Cost of sales	(74,644)	(747)	—	(7,235)	(120)	(82,746)
Selling, general and administrative expenses	(4,854)	(110)	(2,770)	(2,434)	(287)	(10,455)
Share-based compensation	—	—	(857)	—	—	(857)
Gain on settlement agreement	—	—	4,681	—	—	4,681
Gain on settlement of net liabilities	—	—	—	2,496	—	2,496
(Loss) gain on disposal of assets	—	—	(6)	5	10	9
Other expense, net	—	(31)	(798)	(298)	(116)	(1,243)
Recovery of (provision for) income taxes	1,401	—	(458)	(1,491)	—	(548)
Net income (loss)	$1,320	$(620)	$(208)	$3,994	$(415)	$4,071
Adjusted EBITDA (2)	$2,565	$(146)	$(2,772)	$3,854	$(137)	$3,364
Earnings (loss) per share – basic	$0.02	$(0.01)	$(0.00)	$0.07	$(0.01)	$0.07
Earnings (loss) per share – diluted	$0.02	$(0.01)	$(0.00)	$0.07	$(0.01)	$0.07

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K for the year ended December 31, 2020 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher (lower), the net income for the three months ended June 30, 2021 and 2020 would have been higher (lower) by $81 and $40, respectively and net income for the six months ended June 30, 2021 and 2020 would have been higher (lower) by $161 and $80, respectively. These net income effects represent increased (decreased) interest expense for the periods ended June 30, 2021 and 2020, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2021, and 2020, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.8066 and C$1.00 = US$0.7330, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2021 and June 30, 2020 with the net foreign exchange gain or loss directly impacting net income (loss).

	June 30, 2021	June 30, 2020
Financial assets
Cash and cash equivalents	$1,357	$260
Trade receivables	3,701	496
JV notes receivable	—	1,455
Inventories	4,380	—
Prepaid and deposits	853	—
Financial liabilities
Trade payables and accrued liabilities	(5,187)	(517)
Loan payable	(4,682)	(132)
Deferred tax liability	(2,283)	—
Net foreign exchange gain (loss)	$(1,861)	$1,562

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.  Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021 and amended on March 18, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its Common Shares during the three months ended June 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES (3)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 2021	—	—	—	—
May 2021	347,762	$9.26	347,762	3,714,547
June 2021	80,335	$9.45	80,335	3,634,212
Total Q2 2021	428,097	$9.30	428,097	3,634,212

(1)	Includes the Common Shares repurchased and cancelled under the May 2021 normal course issuer bid (“NCIB”) notice as described below in (2).
(2)

On May 21, 2021, the Company announced that the TSX accepted a notice filed by the Company of its intention to make a NCIB. The NCIB notice provides that Village Farms may, during the period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its Common Shares by way of a NCIB over the facilities of the TSX, The NASDAQ Stock Market and/or through alternative trading systems in Canada and the U.S. Daily purchases are limited to 233,243 Common Shares, other than block purchase exceptions. The amounts shown in this column represent the maximum number of Common Shares remaining under the NCIB as of the end of each month. Shareholders may obtain a copy of the NCIB notice, without charge, by contacting Village Farms.

(3)

In July 2021, the Company purchased 107,955 Common Shares at an average price of $9.4463 per Common Share. The total Common Shares purchased as of July 31, 2021 are 536,052 with a total repurchase cost of $5,000 and 3,526,257 Common Shares remaining that may be purchased under the NCIB.

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
Date: August 9, 2021