Form 10-Q
period 2021-09-30
Village Farms International, Inc.
filed 2021-11-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, 85,705,649 shares of common stock were outstanding.

Cautionary Statement Regarding Forward Looking Statements

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry, the cannabis industry or the CBD industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to:  risks associated with produce industry and our operations therein, our limited operating history in other areas, including that of Balanced Health and our international equity interests, as well as related to Pure Sunfarms Corp. (“Pure Sunfarms”) and our operations of growing hemp in the United States; the legal status of Balanced Health and Pure Sunfarms CBD and cannabis business respectively; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, cannabinoids, CBD, hemp and agricultural businesses; risks related to the market position of Balanced Health and Pure Sunfarms and our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses under the Canadian Cannabis Act, S.C. 2018, c. 16 (Canada) for its Delta greenhouse facilities, and changes in our regulatory requirements; risks related to rules and regulations at the U.S. federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and commercialize, hemp and cannabidiol-based products; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; the tomato brown-rugose virus; and tax risks.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$79,199	$21,640
Restricted cash	5,251	4,039
Trade receivables	34,183	23,222
Inventories	53,934	46,599
Other receivables	957	145
Income tax receivable	21	18
Prepaid expenses and deposits	9,708	6,145
Total current assets	183,253	101,808
Non-current assets
Property, plant and equipment	196,271	187,020
Investment in minority interests	2,334	1,226
Note receivable - joint venture	3,385	3,545
Goodwill	93,356	24,027
Intangibles	16,833	17,311
Deferred tax asset	16,575	13,312
Right-of-use assets	8,019	3,832
Other assets	2,646	1,950
Total assets	$522,672	$354,031
LIABILITIES
Current liabilities
Line of credit	$—	$2,000
Trade payables	16,032	15,064
Current maturities of long-term debt	10,342	10,166
Note payable	—	15,314
Accrued sales taxes	2,107	—
Accrued loyalty program	2,363	—
Accrued liabilities	22,328	22,438
Lease liabilities - current	1,056	1,134
Income tax payable	2,270	4,523
Other current liabilities	2,524	1,641
Total current liabilities	59,022	72,280
Non-current liabilities
Long-term debt	52,723	53,913
Deferred tax liability	19,002	18,059
Lease liabilities - non-current	7,044	2,863
Other liabilities	1,904	1,633
Total liabilities	139,695	148,748
Commitments and contingencies (note 18)
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 86,241,701 shares issued and 85,705,649 shares outstanding at September 30, 2021, and 66,911,811 shares issued and outstanding at December 31, 2020.	344,269	145,668
Additional paid in capital	7,541	17,502
Accumulated other comprehensive income	6,463	6,255
Retained earnings	24,704	35,858
Total shareholders’ equity	382,977	205,283
Total liabilities and shareholders’ equity	$522,672	$354,031

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$72,442	$43,037	$195,212	$122,722
Cost of sales	(54,693)	(37,418)	(169,891)	(112,809)
Gross margin	17,749	5,619	25,321	9,913
Selling, general and administrative expenses	(13,132)	(4,942)	(30,249)	(12,676)
Share-based compensation	(1,820)	(472)	(5,705)	(1,329)
Interest expense	(620)	(299)	(1,959)	(1,273)
Interest income	50	101	99	577
Foreign exchange loss	(324)	(484)	(635)	(880)
Gain on settlement agreement	—	—	—	4,681
Other (expense) income	(119)	27	(354)	92
Loss on disposal of assets	—	—	(40)	(6)
Income (loss) before taxes and earnings of unconsolidated entities	1,784	(450)	(13,522)	(901)
(Provision for) recovery of income taxes	(1,077)	(336)	2,543	607
Income (loss) from consolidated entities after income taxes	707	(786)	(10,979)	(294)
Equity earnings (losses) from unconsolidated entities	38	1,306	(175)	4,885
Net income (loss)	$745	$520	$(11,154)	$4,591
Basic income(loss) per share	$0.01	$0.01	$(0.14)	$0.08
Diluted income (loss) per share	$0.01	$0.01	$(0.14)	$0.08
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	84,823	58,536	80,671	55,946
Diluted	86,910	60,440	80,671	57,778
Net income (loss)	$745	$520	$(11,154)	$4,591
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,869)	31	208	(41)
Comprehensive (loss) income	$(3,124)	$551	$(10,946)	$4,550

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss).

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended September 30, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536
Shares issued in acquisition	4,707	$41,752				$41,752
Shares issued on exercise of stock options	15	20	(7)	—	—	13
Share re-purchases	(107)	—	(1,020)	—	—	(1,020)
Share-based compensation	127	—	1,820	—	—	1,820
Cumulative translation adjustment	—	—	—	(3,869)	—	(3,869)
Net income	—	—	—	—	745	745
Balance at September 30, 2021	85,706	$344,269	$7,541	$6,463	$24,704	$382,977

	Three Months Ended September 30, 2020
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2020	56,403	$105,829	$5,128	$(547)	$28,321	$138,731
Shares issued in public offering, net of issuance costs	9,396	35,275	—	—	—	35,275
Warrants issued in public offering	—	—	11,369	—	—	11,369
Shares issued on exercise of stock options	161	206	(77)	—	—	129
Share-based compensation	—	—	472	—	—	472
Cumulative translation adjustment	—	—	—	31	—	31
Net income	—	—	—	—	520	520
Balance at September 30, 2020	65,960	$141,310	$16,892	$(516)	$28,841	$186,527

	Nine Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489
Shares issued in acquisition	4,707	41,752	—	—	—	41,752
Shares issued on exercise of warrants	3,188	29,050	(10,555)	—	—	18,495
Shares issued on exercise of stock options	177	310	(111)	—	—	199
Share re-purchases	(535)	—	(5,000)	—	—	(5,000)
Share-based compensation	370	—	5,705	—	—	5,705
Cumulative translation adjustment	—	—	—	208	—	208
Net loss	—	—	—	—	(11,154)	(11,154)
Balance at September 30, 2021	85,706	$344,269	$7,541	$6,463	$24,704	$382,977

	Nine Months Ended September 30, 2020
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2020	52,657	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	12,990	42,569	—	—	—	42,569
Warrants issued in public offering	—	—	11,369	—	—	11,369
Shares issued on exercise of stock options	313	408	(157)	—	—	251
Share-based compensation	—	—	1,329	—	—	1,329
Cumulative translation adjustment	—	—	—	(41)	—	(41)
Net income	—	—	—	—	4,591	4,591
Balance at September 30, 2020	65,960	$141,310	$16,892	$(516)	$28,841	$186,527

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net (loss) income	$(11,154)	$4,591
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,364	4,540
Amortization of deferred charges	234	57
Share of loss (income) from joint ventures	175	(4,885)
Bad debt expense	(19)	—
Interest expense	1,959	1,273
Interest income	(99)	(577)
Interest paid on long-term debt	(2,926)	(1,318)
Unrealized foreign exchange gain/loss	19	—
Gain on settlement agreement	—	(4,681)
Loss on disposal of assets	40	6
Non-cash lease expense	(376)	(935)
Interest paid on finance lease	(1)	(3)
Share-based compensation	5,705	1,329
Deferred income taxes	(3,196)	(321)
Changes in non-cash working capital items	(20,831)	4,938
Net cash (used in) provided by operating activities	(21,106)	4,014
Cash flows used in investing activities:
Purchases of property, plant and equipment	(15,131)	(1,076)
Advances to joint ventures	(15)	(133)
Acquisitions, net	(25,944)	(11,713)
Investment in minority interests	(1,109)	(1,226)
Net cash used in investing activities	(42,199)	(14,148)
Cash flows provided by financing activities:
Proceeds from borrowings	4,147	3,000
Repayments on borrowings	(7,410)	(4,326)
Proceeds from issuance of common stock and warrants	135,000	46,388
Issuance costs	(7,511)	(3,819)
Proceeds from exercise of stock options	199	251
Proceeds from exercise of warrants	18,495	11,369
Share re-purchases	(5,000)	—
Payments on capital lease obligations	(537)	(51)
Payment of note payable related to acquisition of Pure Sunfarms	(15,498)	—
Net cash provided by financing activities	121,885	52,812
Effect of exchange rate changes on cash and cash equivalents	191	(1)
Net increase in cash and cash equivalents	58,771	42,677
Cash and cash equivalents, beginning of period	25,679	11,989
Cash and cash equivalents, end of period	$84,450	$54,666
Supplemental disclosure of non-cash activities:
Shares issued for acquisition	$41,752	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporations Act. VFF’s principal operating subsidiaries as of September 30, 2021 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc. (“VFCE”), Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), and Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”). The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3. VFF also owns a 65% equity interest in Village Fields Hemp USA LLC (“VF Hemp”), which is recorded as an equity investment (note 10).

The Company’s shares are listed on both the Toronto Stock Exchange and the Nasdaq Capital Market (“Nasdaq”), in each case, under the symbol “VFF”.

The Company owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. The Company, through Pure Sunfarms, is a vertically-integrated licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Company, through BHB, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications. The Company, through VFCE, owns and operates a power plant that generates electricity that is sold to BC Hydro.

2	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and nine months ended September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2019.

3	NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.
4	INVENTORIES

Inventories consisted of the following:

Classification	September 30, 2021	December 31, 2020
Cannabis:
Raw materials	$9,340	$13,168
Work-in-process	3,591	2,971
Finished goods	18,003	13,722
Packaging	5,205	2,360
Produce and Energy:
Crop inventory	15,669	13,441
Purchased produce inventory	1,997	810
Spare parts inventory	129	127
Inventory	$53,934	$46,599

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	September 30, 2021	December 31, 2020
Land	$13,922	$13,895
Leasehold and land improvements	5,118	4,154
Buildings	151,989	142,060
Machinery and equipment	77,568	69,390
Construction in progress	49,955	49,512
Less: Accumulated depreciation	(102,281)	(91,991)
Property, plant and equipment, net	$196,271	$187,020

6	INTANGIBLES

Intangibles consisted of the following:

Classification	September 30, 2021	December 31, 2020
Licenses	$12,824	$12,870
Branding	3,697	3,688
Computer Software	947	945
Other	144	—
Less: Accumulated amortization	(779)	(192)
Intangibles, net	$16,833	$17,311

The expected future amortization expense for definite-lived intangible assets as of September 30, 2021 was as follows:

Fiscal period
Remainder of 2021	$197
2022	786
2023	780
2024	780
2025	688
Thereafter	9,761
Intangibles, net	$12,992

7	LEASES

The Company leases a parcel of land in Marfa, Texas where one of its greenhouses resides, as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company leases production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters, and office and manufacturing space in Denver, Colorado for BHB’s headquarters and operations.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The components of lease related expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease expense (a)	$757	$533	$2,020	$1,649
Finance lease expense:
Amortization of right-of-use assets	$4	$12	$21	$51
Interest on lease liabilities	—	1	1	3
Total finance lease expense	$4	$13	$22	$54

(a)

Includes short-term lease costs of $194 and $275 for the three months ended September 30, 2021 and 2020, respectively, and $497 and $315 for the nine months ended September 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$122	$308	$376	$935
Operating cash flows from finance leases	$-	$1	$1	$3
Finance cash flows from finance leases	$227	$12	$537	$51

September 30, 2021
Weighted average remaining lease term:
Operating leases	6.5
Finance leases	0.9
Weighted average discount rate:
Operating leases	8.43%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Remainder of 2021	$583	$5
2022	2,137	9
2023	1,900	—
2024	1,386	—
2025	1,145	—
Thereafter	4,348	—
Undiscounted lease cash flow commitments	11,499	14
Reconciling impact from discounting	(3,411)	(2)
Lease liabilities on consolidated statement of financial position as of September 30, 2021	$8,088	$12

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

8	PURE SUNFARMS ACQUISITION

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

The acquisition was a business combination and has been accounted for in accordance with the measurement and recognition provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805”). ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software were valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of C$30,618 (US$24,087). This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 greenhouse facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at the acquisition date. The accounting for the business combination was considered complete for the year ended December 31, 2020.

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

Prior to its acquisition on November 2, 2020, the Company accounted for its investment in Pure Sunfarms, in accordance with ASC Topic 323, Equity Method and Joint Ventures (“ASC Topic 323”), using the equity method. The Company determined that Pure Sunfarms was a variable interest entity (“VIE”), however the Company did not consolidate Pure Sunfarms because the Company was not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its then 58.7% majority interest, the Company shared joint control of the board of directors and therefore was not the primary beneficiary. For the three and nine months ended September 30, 2020, the Company’s equity earnings from Pure Sunfarms were $1,443 and $5,437, respectively.

On March 2, 2020, pursuant to the Settlement Agreement, Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be C$6.5 million (US$4.7 million). The Company recorded this amount as a gain and included it as a gain on settlement agreement on the Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

Summarized financial information of Pure Sunfarms:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$27,393	$17,048	$69,614	$39,571
Cost of sales*	(14,244)	(11,154)	(44,433)	(23,678)
Gross Margin	13,149	5,894	25,181	15,893
Selling, general and administrative expenses	(5,510)	(2,447)	(15,131)	(6,731)
Income from operations	7,639	3,447	10,050	9,162
Interest expense, net	(563)	(386)	(1,362)	(734)
Foreign exchange (loss) gain	105	(56)	(131)	(207)
Loss on disposal	—	—	(40)	—
Other income, net**	131	(131)	(188)	4,202
Income before taxes	7,312	2,874	8,329	12,423
Provision for income taxes	(2,024)	(417)	(2,654)	(3,012)
Net income	$5,288	$2,457	$5,675	$9,411

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

*

Included in cost of sales for the three months ended September 30, 2021 and 2020 is $1,353 and $961 of depreciation expense, respectively, and for the nine months ended September 30, 2021 and 2020 is $3,944 and $1,973 of depreciation expense, respectively.

**      Includes gain recognized on settlement of net liabilities of $4,348.

9	BALANCED HEALTH BOTANICALS ACQUISITION

          On August 16, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among Village Farms, Balanced Health and the other parties thereto, including the members of Balanced Health (collectively, the “Sellers”). The Purchase Agreement provided for the acquisition of a 100% interest in Balanced Health (the “Balanced Health Acquisition”), for a total purchase price comprised of a cash purchase price of approximately $30 million, and an aggregate of 4,707,113 of our common shares, with a fair value of approximately $42 million, issued to the Sellers on the closing date of the Balanced Health Acquisition (the “Closing Date”).

In connection with the Balanced Health Acquisition, each of the Sellers entered into a lock-up agreement with us, pursuant to which each such Seller has agreed not to resell the Village Farms common shares received as consideration in the Balanced Health Acquisition until such common shares cease to be “Restricted Shares” (as defined in the Purchase Agreement) (“Restricted Shares”).  Under the terms of the Purchase Agreement and the lock-up agreements, such common shares cease to be Restricted Shares, as follows: (i) with respect to one-fourth (1/4) of such common shares, on the Closing Date; (ii) with respect to an additional one-fourth (1/4) of such common shares, on the last day of the four (4) month period following the Closing Date; (iii) with respect to an additional one-fourth (1/4) of such common shares, on the last day of the eight (8) month period following the Closing Date; and (iv) with respect to an additional one-fourth (1/4) of such common shares, on the last day of the twelve (12) month period following the Closing Date.

The acquisition meets the definition of a business combination and is being accounted for in accordance with the measurement and recognition provisions of ASC Topic 805. ASC Topic 805 requires that the purchase consideration be allocated to the assets acquired and liabilities assumed in a business combination based upon their estimated fair values at the date of acquisition. As of the date of this Quarterly Report on Form 10-Q, Village Farms has not completed the detailed valuation study necessary to arrive at the required final estimates of the fair value of Balanced Health’s tangible and intangible assets acquired and liabilities assumed and the related calculation of goodwill. As a result, the fair value of assets acquired, and liabilities assumed presented in the table below are subject to change as additional information becomes available and as additional analysis is performed.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Based upon preliminary estimates, the Company identified goodwill of $69,269. This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Balanced Health and the estimated fair value of all assets and liabilities acquired. The Company expects to recognize intangible assets but is still in the process of identifying and valuing the assets. The Company expects the accounting for the business combination to be complete by December 31, 2021.

    The following table shows the preliminary allocation of the purchase price to assets acquired and liabilities assumed, based on estimates of fair value, including a summary of the identifiable classes of consideration transferred, and amounts by category of assets acquired and liabilities assumed at the acquisition date:

Consideration paid	Shares	Share Price	Amount
Cash			$30,000
Village Farms common shares issued	4,707,113	$8.87	41,752
Working capital adjustment			$192
Total fair value of consideration			$71,944

August 16, 2021
ASSETS
Cash and cash equivalents	$4,056
Trade and other receivables, net	1,030
Inventories	1,796
Prepaid expenses and deposits	667
Property, plant and equipment	1,900
Right-of-use asset	5,099
Goodwill	69,269
Intangibles	144
Other assets	362
Total assets	84,323
LIABILITIES
Trade payables	672
Accrued liabilities	5,974
Deferred revenue	192
Lease liability	5,541
Total liabilities	12,379
Net assets acquired	71,944

Pro Forma Financial Information (unaudited)

    The following unaudited pro forma financial information presents the Company’s consolidated results assuming the Balanced Health Acquisition occurred on January 1, 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$75,872	$51,518	$214,060	$150,283
Net income	$2,376	$(134)	$(6,816)	$250

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

10	INVESTMENTS IN JOINT VENTURES AND MINORITY INTERESTS

Village Fields Hemp USA LLC

    The Company’s equity income (losses) from VF Hemp for the three months ended September 30, 2021 and 2020 were $38 and ($137), respectively, and for the nine months ended September 30, 2021 and 2020 were ($175) and ($552), respectively. The Company’s maximum exposure to loss as a result of its involvement with VF Hemp is directly related to the recovery of the $3,385 loan outstanding to VF Hemp.

The Company’s share of the joint venture consisted of the following:

Balance, January 1, 2020	$—
Share of net loss	(552)
Losses applied against joint venture note receivable	552
Balance, December 31, 2020	$—
Balance, January 1, 2021	$—
Share of net loss	(175)
Losses applied against joint venture note receivable	175
Balance, September 30, 2021	$—

Summarized financial information of VF Hemp:

	September 30, 2021	December 31, 2020
Current assets
Inventory	$4,035	$4,035
Other current assets	189	302
Non-current assets	857	937
Current liabilities	(1,529)	(1,472)
Non-current liabilities	(13,715)	(13,697)
Net assets	$(10,163)	$(9,895)
Reconciliation of net assets:
Accumulated retained earnings	$(9,905)	$(3,791)
Net loss	(268)	(6,114)
Contributions from joint venture partners	10	10
Net assets	$(10,163)	$(9,895)

During the nine months ended September 30, 2021, the Company exercised a portion of its options and purchased additional shares in Australia-based Altum International Pty Ltd (“Altum”), bringing the Company’s total investment in Altum to 11.9%.

In September 2021, the Company entered into an option agreement whereby the Company received the irrevocable right to acquire an 80% ownership interest (the “Option Agreement”) in Netherlands-based Leli Holland B.V. (“Leli”) upon payment of EUR50,000 (the “Option”). The Option Agreement allows the Company to acquire 80% of Leli’s shares for EUR3,950,000, of which EUR950,000 is due and payable to Leli’s shareholders upon the exercise of the Option and the remainder due in three equal installments subject to the achievement of certain project development milestones. The option is exercisable at the sole discretion of the Company for a period of 5 years.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Leli is one of ten applicants selected to receive a license (subject to customary government approval) to legally cultivate and distribute cannabis to retailers when the Dutch government implements its Experiment to Investigate Closed Cannabis Supply Chains (“Dutch Supply Chain Experiment”). The Dutch Supply Chain Experiment is specified by the Dutch government to be approximately 65,000 kilograms of dried flower annually from the ten approved producers during the first year. Leli and Village Farms plan to construct two indoor CEA production facilities, leveraging Leli’s track record managing complex regulatory and approval procedures in the Netherlands at both the federal and local levels and Village Farms’ three-plus decades as a vertically integrated CEA grower, as well as its extensive experience in cultivation, product development and commercialization in the Canadian legal recreational cannabis market. As the majority owner of Leli, the Company will be responsible for the development of the project and product commercialization throughout the fully vertically integrated business model.

11	DEBT
	September 30, 2021	December 31, 2020
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.691%; matures April 1, 2025	$27,214	$28,690
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	595	797
Advance on term loan - VFCE: CA$250 - repayable in monthly installments of principle plus interest rate of CA$ prime rate plus 200 basis points - paid in full June 2021	—	69
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.95%; matures February, 2024	12,177	13,385
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.95%; matures February 2024	18,169	16,535
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,910	4,905
Unamortized deferred financing fees	—	(302)
Total	$63,065	$64,079

The Company’s line of credit (“Operating Loan”) had no amount drawn on the facility as of September 30, 2021, while there was $2,000 drawn as of December 31, 2020.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of September 30, 2021 and December 31, 2020 was $223,788 and $86,664, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of September 30, 2021 and December 31, 2020 was $28,414 and $23,443, respectively.

The Company was in compliance with all of its credit facility covenants as of September 30, 2021.

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with Farm Credit Canada and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan through February 7, 2024, included an unlimited guarantee from Village Farms and changed certain financial covenants. The Third Amended and Restated PSF Credit Agreement amended and updated the previous three loan facilities. The PSF Revolving Line of Credit had no balance as of September 30, 2021 and December 31, 2020, respectively.

The weighted average annual interest rate on short-term borrowings as of September 30, 2021 and December 31, 2020 was 5.30% and 5.11%, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Accrued interest payable on the Credit Facilities and loans as of September 30, 2021 and December 31, 2020 was $34 and $189, respectively, and these amounts are included in accrued liabilities in the Condensed Interim Statements of Financial Position.

The aggregate annual maturities of long-term debt for the remainder of 2021 and thereafter are as follows:

Remainder of 2021	$1,920
2022	7,884
2023	7,534
2024	26,052
2025	22,278
Thereafter	3,491
Total	$69,159

12	FINANCIAL INSTRUMENTS

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
13	RELATED PARTY TRANSACTIONS AND BALANCES

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of September 30, 2021 and December 31, 2020, the Grid Loan balance was $3,385 and $3,545, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $96 and $84 in salary and benefits during the nine months ended September 30, 2021 and 2020, respectively.

During 2020, the Company advanced a loan of $249 to an employee in connection with a relocation at the request of the Company. During the nine months ended September 30, 2021, the employee repaid $124 of the outstanding loan balance. On July 7, 2021, the Company forgave the remaining balance.
14	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the nine months ended September 30, 2021 and September 30, 2020 was 22% and 24%, respectively.

For the three months ended September 30, 2021 and 2020, there was a provision of income taxes of $1,077 and $336, respectively. There was a recovery of income taxes of $2,543 and 607 for the nine months ended September 30, 2021 and 2020, respectively.

15	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in four segments. The Company’s four segments include Produce, Cannabis-Canada, Cannabis-U.S. and Energy. The Produce segment produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications. The Energy business produces power that it sells pursuant to a long-term contract to its one customer.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales
Produce	$41,035	$42,939	$121,441	$122,356
Cannabis - Canada	27,393	—	69,614	—
Cannabis - United States	3,838	—	3,838	—
Energy	176	98	319	366
	$72,442	$43,037	$195,212	$122,722
Gross margin
Produce	$2,052	$5,828	$(1,045)	$10,494
Cannabis - Canada	13,149	—	25,181	—
Cannabis - United States	2,607	—	2,607	—
Energy	(59)	(209)	(1,422)	(581)
	$17,749	$5,619	$25,321	$9,913

16	INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$745	$520	$(11,154)	$4,591
Denominator:
Weighted average number of common shares - basic	84,823	58,536	80,671	55,946
Effect of dilutive securities- share-based employee options and awards	2,087	1,904	—	1,832
Weighted average number of common shares - diluted	86,910	60,440	80,671	57,778
Antidilutive options and awards	999	865	389	865
Net income (loss) per ordinary share:
Basic	$0.01	$0.01	$(0.14)	$0.08
Diluted	$0.01	$0.01	$(0.14)	$0.08

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

17	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On August 16, 2021, the Company acquired Balanced Health. Under the terms of the Acquisition Agreement, 4,707,113 common shares of the Company were issued to the owners of Balanced Health as part of the consideration.

On May 21, 2021, the Company announced that the Toronto Stock Exchange (“TSX”) had accepted a notice filed by the Company of its intention to make a normal course issuer bid (“NCIB”).                                                                                                The NCIB notice provides that Village Farms may, during the 12-month period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its common shares, representing approximately 5% of the Company’s issued and outstanding common shares, by way of a NCIB over the facilities of the TSX, the NASDAQ Stock Market and/or through alternative trading systems in Canada and the United States.  For the nine months ended September 30, 2021, the Company had re-purchased 536,052 common shares for a total cost $5,000.                 On January 20, 2021, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 10,887,097 common shares at a purchase price of $12.40 per common share for gross proceeds of approximately $135 million before placement agent fees and other offering expenses.

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consisted of one common share of the Company and one-half (0.5) of a warrant to purchase a common share of the Company at a price of $5.80. On March 10, 2021, the warrants became exercisable and will expire on September 10, 2025. As of September 30, 2021, 3,188,680 of the warrants have been exercised.

Share-based compensation expense for the three and nine months ended September 30, 2021 was $1,820 and $5,705, respectively, and $472 and $1,329 for the three and nine months ended September 30, 2020, respectively.

Stock option activity for the nine months ended September 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,067,322	C$	6.91	6.82	$20,051
Granted	220,300	C$	12.17	9.49	$—
Exercised	(177,000)	C$	1.34	1.14	$—
Outstanding at September 30, 2021	3,110,622	C$	7.60	6.36	$13,035
Exercisable at September 30, 2021	2,069,329	C$	6.19	5.16	$11,305

Performance-based shares activity for the nine months ended September 30, 2021 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	869,000	C$	7.51
Received	(370,000)	C$	6.94
Outstanding at September 30, 2021	499,000	C$	7.93
Exercisable at September 30, 2021	114,000	C$	7.97

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

18	COMMITMENTS AND CONTINGENCIES

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2020, as updated by “Risk Factors” in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”), (together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us”, or “our”) is one of the largest and longest-operating vertically integrated greenhouse growers in North America. Following our acquisition of the remaining 41.3% interest in British Columbia-based Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) that was completed on November 2, 2020 (the “Pure Sunfarms Acquisition”), we wholly own one of the single largest cannabis growing operations in the world which is one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada with commercial distribution in five Canadian provinces: British Columbia, Ontario, Alberta, Saskatchewan, and Manitoba. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

In our greenhouse operations, we produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of Controlled Environment Agriculture (“CEA”) greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. The Company primarily markets and distributes under its Village Farms® brand name and proprietary produce trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

On August 16, 2021, the Company acquired 100% interest in privately held Colorado-based Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”). Balanced Health owns and operates one of the leading brands in the hemp-derived cannabinoid market in the United States, providing Village Farms with immediate entry into the U.S. cannabidiol (“CBD”) market in a consumer products category adjacent to the high-THC cannabis market, as well as the broader consumer packaged goods wellness arena. BHB has established a diverse portfolio of CBD and other cannabinoid products, including ingestible, edible and topical applications that are distributed through brick-and-mortar retail channels as well as its top-ranked e-commerce platform, CBDistilleryTM (www.theCBDistillery.com).

The Company, through its subsidiary VF Clean Energy, Inc. (“VFCE”), owns and operates a 7.0-megawatt power plant from landfill gas that generates electricity and provides thermal heat to one of the Company’s adjacent B.C. greenhouse facilities and sells electricity to British Columbia Hydro and Power Authority (“BC Hydro”). On November 10, 2020, we announced that we will be transitioning this operation to a renewable natural gas facility (“Delta RNG Project”) in conjunction with Mas Energy, LLC (“Mas Energy”) which is expected to enhance our financial return as well as provide food-grade CO2, which can be used in both our cannabis and produce growing operations in Delta, B.C.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in Village Fields Hemp USA, LLC (“VFH”) for multi-state outdoor hemp cultivation and cannabidiol extraction.

Internationally, we evaluate, and target select, nascent, legal cannabis and CBD opportunities with significant long-term potential. This has resulted in a minority investment in Australia-based Altum International Pty Ltd (“Altum”) and Village Farms also entered into an option agreement on September 28, 2021 to receive the irrevocable right to acquire an 80% ownership interest in Netherlands-based Leli Holland B.V., as described in additional detail in “Recent Developments - International” below.

We are in various stages of negotiations and due diligence in respect to potential opportunities in the developing cannabis industry. There can be no assurance that these negotiations will result in the completion of any such acquisitions or, if they do, what the final terms or timing of any such acquisitions would be.

Our Response to the Ongoing Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders, and taken other restrictive measures in response to COVID-19. To date, all of our operations are operating normally and abiding by applicable restrictions, however, the extent to which COVID-19 and the related global economic crisis affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and we are actively managing our business to respond to the impact.

Recent Developments

Acquisition of Balanced Health Botanicals, LLC

On August 16, 2021, the Company acquired 100% of privately held Colorado-based Balanced Health Botanicals, LLC with a purchase price of $75 million, satisfied through $30 million in cash and 4,707,113 Common Shares of the Company, which were equal to $45 million based on the volume weighted average trading price on The Nasdaq Stock Market LLC for the ten trading days ending the day prior to the closing date of the acquisition. Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality CBD-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM. Through its strong, long-term partnerships, we believe that Balanced Health is uniquely positioned to control the entire process from seed-to-shelf, ensuring seamless sourcing, manufacturing and sale of their affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers.

Pure Sunfarms

Pure Sunfarms’ recent developments include the following:

•

On September 29, 2021, Pure Sunfarms completed its first export shipment of high-quality cannabis to Village Farms’ minority interest investee, Altum, for the Australian medicinal cannabis market. The shipment is the first international export shipment for Pure Sunfarms and its first shipment to Australia under a three-year supply agreement with Altum.

•

On September 28, 2021, Pure Sunfarms announced an agreement with Langara College to support the Applied Science for the Canadian Cannabis Industry, which will provide opportunities to study cannabis using the latest technology, facilitate innovation, spearhead product development and create valuable career research opportunities for Langara professors and students.

•

On June 30, 2021, Pure Sunfarms received from Health Canada an amendment to the cultivation license for its 1.1 million square foot Delta 2 greenhouse facility, permitting Pure Sunfarms to cultivate cannabis in the west half of the facility which has completed conversion. In the west half of the facility, Pure Sunfarms has planted four flower rooms with an additional three flower rooms expected to be planted in November 2021. The first harvest is anticipated for early December 2021. Construction on the east half of the facility should be completed by the end of 2021 with full production expected to commence in 2022.

Village Farms Clean Energy

The Delta RNG Project consists of a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility, which was entered in November 2020 by VFCE. Mas Energy will design, build, finance, own and operate the Delta RNG Project. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site securing future resources for the Delta RNG Project. The 20-year extension, with an option for an additional five-year extension period, commences upon the start-up of the commercial operations of the Delta RNG Project.

When announced in November 2020, we anticipated attaining all regulatory approvals in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 continues to adversely impact the bureaucratic processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. We now anticipate attaining all regulatory approvals in early 2022 with an expected operational start up in 2023. The project was designed to capture the CO2 from the renewable natural gas production process for use in our three Delta, B.C. vegetable and cannabis greenhouse facilities, thereby reducing natural gas requirements and decreasing the total carbon footprint of Village Farms.

International

On September 28, 2021, Village Farms entered into an option agreement whereby the Company received the irrevocable right to acquire an 80% ownership interest (the “Option Agreement”) in Netherlands-based Leli Holland B.V. (“Leli”) upon payment of EUR50,000 (the “Option”). The Option Agreement allows Village Farms to acquire 80% of Leli’s shares for EUR3,950,000, of which EUR950,000 is due and payable to Leli’s shareholders upon the exercise of the Option and the remainder due in three equal installments subject to the achievement of certain project development milestones. The Option is exercisable at the sole discretion of Village Farms during the Option exercise period ending September 30, 2026.

Leli is one of ten applicants selected to receive a license (subject to customary government approval) to legally cultivate and distribute cannabis to retailers when the Dutch government implements its Experiment to Investigate Closed Cannabis Supply Chains (“Dutch Supply Chain Experiment”). The Dutch Supply Chain Experiment is specified by the Dutch government to be approximately 65,000 kilograms of dried flower annually from the ten approved producers during the first year. Leli and Village Farms plan to construct two indoor CEA production facilities, leveraging Leli’s track record managing complex regulatory and approval procedures in the Netherlands at both the federal and local levels and Village Farms’ three-plus decades as a vertically integrated CEA grower, as well as its extensive experience in cultivation, product development and commercialization in the Canadian legal recreational cannabis market. As the majority owner of Leli, Village Farms will be responsible for the development of the project and product commercialization throughout the fully vertically integrated business model.

Village Farms files Universal Registration Statement

Village Farms filed a universal shelf registration statement on Form S-3 (“New Registration Statement”) with the United States Securities and Exchange Commission (“SEC”) on July 12, 2021. The New Registration Statement is for an unlimited number of securities that may be offered from time to time in the future, replacing the shelf registration statement on Form S-3 filed with the SEC on April 22, 2020. The New Registration Statement will provide Village Farms flexibility to issue securities in one or more future offerings, including when needed to pursue strategic opportunities.

Normal Course Issuer Bid for Common Shares

On May 26, 2021, the Toronto Stock Exchange accepted a notice of normal course issuer bid filed by the Company. Village Farms may purchase up to 4,062,309 of its Common Shares commencing May 26, 2021 and terminating May 25, 2022. As of September 30, 2021, the Company had purchased 536,052 Common Shares with an average price of $9.3275 per Common Share and a gross value of $5,000.

Exercise of Warrants

As of September 30, 2021, warrants issued as part of the September 2020 registered direct offering were exercised and resulted in proceeds to the Company of $18,494 and the issuance of 3,188,680 additional Common Shares. There are 1,509,433 remaining warrants from the September 2020 registered direct offering as of November 5, 2021.

Presentation of Financial Results

Our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 presented below reflect the operations of our consolidated wholly owned subsidiaries. Due to the acquisition of the remaining 41.3% interest in Pure Sunfarms, on November 2, 2020, the equity earnings from Pure Sunfarms are reflected in our net income for the three and nine months ended September 30, 2020. However, for the three and nine months ended September 30, 2021, the results of Pure Sunfarms are presented in the operations of our consolidated wholly owned subsidiaries. Due to the acquisition of Balanced Health on August 16, 2021, the results of Balanced Health from August 16, 2021 to September 30, 2021 are presented in the operations of our wholly owned subsidiaries for the three and nine months ended September 30, 2021. For information regarding the results of operations that include joint ventures activity of VFH and Pure Sunfarms, see “Reconciliation of U.S. Generally Accepted Accounting Practices (“GAAP”) Results to Proportionate Results” below.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020 (1)	2021 (1)	2020 (1)
Sales	$72,442	$43,037	$195,212	$122,722
Cost of sales	(54,693)	(37,418)	(169,891)	(112,809)
Gross margin	17,749	5,619	25,321	9,913
Selling, general and administrative expenses	(13,132)	(4,942)	(30,249)	(12,676)
Share-based compensation	(1,820)	(472)	(5,705)	(1,329)
Interest expense	(620)	(299)	(1,959)	(1,273)
Interest income	50	101	99	577
Foreign exchange loss	(324)	(484)	(635)	(880)
Gain on settlement agreement	—	—	—	4,681
Other (expense) income	(119)	27	(354)	92
Loss on disposal of assets	—	—	(40)	(6)
(Provision for) recovery of income taxes	(1,077)	(336)	2,543	607
Income (loss) from consolidated entities after income taxes	707	(786)	(10,979)	(294)
Equity earnings (losses) from unconsolidated entities	38	1,306	(175)	4,885
Net income (loss)	$745	$520	$(11,154)	$4,591
Adjusted EBITDA (2)	$6,785	$4,556	$8,736	$7,921
Earnings (loss) per share - basic	$0.01	$0.01	$(0.14)	$0.08
Earnings (loss) per share - basic	$0.01	$0.01	$(0.14)	$0.08
Net income (loss)	$745	$520	$(11,154)	$4,591
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,869)	31	208	(41)
Comprehensive (loss) income	$(3,124)	$551	$(10,946)	$4,550

(1)

For the three and nine months ended September 30, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three and nine months ended September 30, 2020, Village Farms’ proportionate share of Pure Sunfarms earnings are reflected in equity (losses) earnings of unconsolidated entities. For the three and nine months ended September 30, 2021, Balanced Health’s financial results of August 16, 2021 to September 30, 2021 are fully consolidated in the financial results of the Company.

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

We caution that our results of operations for the three and nine months ended September 30, 2021 and 2020 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the three and nine months ended September 30, 2021 and 2020 is included below. The consolidated results include all four of our operating segments, which include produce, cannabis-Canada, cannabis-U.S. and clean energy, along with all public company expenses. The remaining 41.3% interest in Pure Sunfarms was acquired by Village Farms on November 2, 2020; for the three and nine months ended September 30, 2021, the operating results of Pure Sunfarms are consolidated in our Consolidated Statements of Income (Loss), and for the three and nine months ended September 30, 2020, Pure Sunfarms’ results are included in equity earnings from unconsolidated entities in our Consolidated Statements of Income (Loss). Village Farms acquired 100% interest of Balanced Health on August 16, 2021 and as such, its results from August 16, 2021to September 30, 2021 are consolidated in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021 and their results are immediately accretive to the Company’s operations.

Under “Cannabis Segment Results - Canada”, we also present a discussion of the operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the three and nine months ended September 30, 2020 but were consolidated in our results for the three and nine months ended September 30, 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on-hand on the acquisition date, resulting in a $1,217 reduction to cost of sales in the third quarter of 2021 and a ($1,841) charge to cost of sales for the nine months ended September 30, 2021 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms.

Under “Cannabis Segment Results – U.S.”, we present a discussion of the operating results of Balanced Health for the period of August 16, 2021 to September 30, 2021, which were consolidated in the Company’s financial results in the three and nine months ended September 30, 2021.

CONSOLIDATED RESULTS

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales

Sales for the three months ended September 30, 2021 were $72,442 as compared to $43,037 for the three months ended September 30, 2020. The increase in sales was primarily due to the inclusion of the Canadian cannabis Q3 2021 revenues of $27,393, the addition of U.S. cannabis Q3 2021 post-acquisition revenues of $3,838 and an increase in produce grower partner sales of $4,189, which were partially offset by a decrease in our own produce sales of ($5,970). The produce grower partner sales increase was due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers. The decrease in our own produce sales was due to a (17%) decrease in the average selling price of tomatoes in the three months ended September 30, 2021 versus September 30, 2020 along with a (10%) decrease in our own production volume. The price decrease is the result of a market supply overage from an increase in Canadian and U.S. tomato production, primarily affecting the commodity prices of beefsteak and tomato-on-the-vine varieties. The decrease in our own production volume was due to effects of the tomato viruses on our crops and the corresponding greenhouse clean-out efforts at all Texas facilities in an attempt to eradicate the tomato viruses prior to planting the next crop cycle.

Cost of Sales

Cost of sales for the three months ended September 30, 2021 were $54,693 as compared to $37,418 for the three months ended September 30, 2020. The increase in cost of sales was primarily due to the addition of Canadian cannabis Q3 2021 cost of sales of $14,244, the inclusion of U.S. cannabis Q3 2021 post-acquisition cost of sales of $1,231 and higher produce grower partner costs of $3,844, which were partially offset by a reduction in our produce costs of ($1,851). The Q3 2021 cost of sales for Pure Sunfarms includes a $1,217 reduction in cost of sales from the revaluation of its inventory to fair value at acquisition date. The increase in produce grower partner cost of sales was driven by higher volumes of pounds sold. The decrease in our produce costs was primarily due to the (10%) decrease in production volume.

Gross Margin

Gross margin for the three months ended September 30, 2021 increased $12,130 or 216% to $17,749, or a 25% gross margin, in comparison to $5,619, or a 13% gross margin, for the three months ended September 30, 2020. The positive variance between periods is primarily attributable to Canadian cannabis Q3 2021 gross margin of $13,149, U.S. cannabis Q3 2021 post-acquisition gross margin of $2,607 and higher produce grower partner gross margin of $345, which were partially offset by lower gross margin from our produce assets of ($4,119).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $8,190 or 166% to $13,132 compared to $4,942 for the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to the inclusion of Canadian cannabis Q3 2021 expenses of $5,324, U.S. cannabis Q3 2021 post-acquisition expenses of $2,062 and an increase in corporate expenses, primarily related to public company costs such as legal and regulatory fees and incremental costs of U.S. reporting compliance along with the transaction and legal expenses associated with the acquisition of Balanced Health.

Share-Based Compensation

Share-based compensation expenses for the three months ended September 30, 2021 were $1,820 as compared to $472 for the three months ended September 30, 2020. The increase in share-based compensation was primarily due to the vesting of performance shares earned by key corporate and operational employees in Q3 2021 as compared to Q3 2020 and the cost of stock options for Canadian and U.S. cannabis management of $249 in Q3 2021 versus nil in Q3 2020.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2021 was $1,077 compared to $336 for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, our effective tax rate, including both current and deferred income taxes, was 60.2% and (74.7%), respectively. The equity losses for our unconsolidated entity, VFH, is reported post-tax and therefore does not affect our tax calculation.

Equity Earnings from Unconsolidated Entities

Our share of earnings from our joint ventures for the three months ended September 30, 2021 was $38 compared to earnings of $1,306 for the three months ended September 30, 2020. The Q3 2021 equity earnings include only our proportionate share of the earnings of VFH compared to Q3 2020 which includes our proportionate share of the earnings of Pure Sunfarms and VFH. After completion of the Pure Sunfarms Acquisition on November 2, 2020, Village Farms began fully consolidating operating results of Pure Sunfarms and its results are presented in the Company’s consolidated operating results for the three months ended September 30, 2021. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income

Net income for the three months ended September 30, 2021 was $745 as compared to $520 for the three months ended September 30, 2020. The 43% increase in net income was primarily due to an improved operating profit for the Canadian cannabis segment and the addition of the U.S. cannabis segment’s operating profit in the three months ended September 30, 2021 as compared to September 30, 2020.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 was $6,785 compared to $4,556 for the three months ended September 30, 2020. The 49% increase in adjusted EBITDA was primarily due to improved operating results of the cannabis business which includes the addition of the U.S. cannabis segment’s positive operating results, partially offset by the lower operating profit of the produce business and an increase in corporate expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for the three months ended September 30, 2021 was ($3,869) compared to $31 for the three months ended September 30, 2020. Village Farms’ functional currency is the U.S. dollar while Pure Sunfarms’ functional currency is the Canadian dollar. The Q3 2021 currency translation adjustment is due to the Canadian dollar weakening versus the U.S. dollar during the third quarter of 2021, as Pure Sunfarms has more Canadian dollar assets than Canadian dollar liabilities on its balance sheet, resulting in a loss on its functional currency when converted on its balance sheet to U.S. dollars.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales

Sales for the nine months ended September 30, 2021 were $195,212 as compared to $122,722 for the nine months ended September 30, 2020. The 59% increase in sales was primarily due to the inclusion of 2021 Canadian cannabis revenues of $69,614, the addition of 2021 U.S. cannabis post-acquisition revenues of $3,838 and an increase in produce grower partner sales of $10,194, which were partially offset by a decrease in our own produce sales of ($10,879). The produce grower partner sales increase was due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers, partially offset by lower price per pound for tomatoes and peppers. The decrease in our own produce sales was due to a (26%) decrease in the average selling price of tomatoes in the nine months ended September 30, 2021 versus September 30, 2020, partially offset by an 11% increase in our own production volume despite the ongoing virus pressure, primarily from the tomato brown rugose fruit virus at our Texas facilities. The tomato price decrease is the result of a supply overage caused by an increase in Canadian winter production and a change in retailer buying habits to more specialty tomatoes along with a general reduction of retail purchases. The tomato produce industry experienced one of the lowest pricing environments for tomatoes-on-the-vine and beefsteak varieties in the past ten years through late Q2 2021 with improved pricing momentum towards the end of Q2 2021 and into Q3 2021.

Cost of Sales

Cost of sales for the nine months ended September 30, 2021 were $169,891 as compared to $112,809 for the nine months ended September 30, 2020. The increase in cost of sales was primarily due to the addition of 2021 Canadian cannabis cost of sales of $44,433, the inclusion of 2021 U.S. cannabis cost of sales since acquisition of $1,231, higher produce grower partner costs of $8,444, an increase in our produce costs of $2,293 and higher clean energy costs of $681. The cost of sales for the first nine months of 2021 for Pure Sunfarms includes an ($1,841) charge from the revaluation of its inventory to fair value at acquisition date. Also, our produce cost of sales for the first nine months of 2021 includes incremental utility charges of ($1,400) associated with the Texas freeze of February 2021. The increase in our own produce production costs was driven by the 11% increase in production volume in the first nine months of 2021 versus the first nine months of 2020. The increase in produce grower partner cost of sales was driven by higher volumes of pounds sold and the increase in clean energy costs were driven by higher depreciation charges as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project.

Gross Margin

Gross margin for the nine months ended September 30, 2021 increased $15,408 or 155% to $25,321, or a 13% gross margin, in comparison to $9,913, or an 8% gross margin, for the nine months ended September 30, 2020. Excluding the ($1,841) charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and ($1,400) from the incremental Texas freeze utility expenses, gross margin for the nine months ended September 30, 2021 increased $18,649 or 188% to $28,562, or a 15% gross margin. The positive variance between periods is primarily attributable to 2021 Canadian cannabis gross margin of $25,181, 2021 U.S. cannabis post-acquisition gross margin of $2,607 and higher produce grower partner gross margin of $1,750, which were partially offset by lower gross margin from our produce operations of ($13,172) and clean energy of ($958).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $17,573 or 139% to $30,249 compared to $12,676 for the nine months ended September 30, 2020. The increase was primarily due to the inclusion of 2021 Canadian cannabis expenses of $13,660, the addition of 2021 U.S. cannabis post-acquisition expenses of $2,062, higher produce related legal fees and an increase in corporate expenses, primarily related to public company costs such as investor relations, legal and regulatory fees, listing fees for the Toronto Stock Exchange (“TSX”), the January 2021 equity raise, the incremental costs of U.S. reporting compliance along with the transaction and legal expenses associated with the acquisition of Balanced Health.

Share-Based Compensation

Share-based compensation expenses for the nine months ended September 30, 2021 were $5,705 as compared to $1,329 for the nine months ended September 30, 2020. The increase in share-based compensation was primarily due to the vesting of performance share grants and stock options for Canadian and U.S. cannabis management of $1,534 in 2021 versus nil in 2020 as well as the vesting of performance shares earned by corporate and produce operations employees in 2021 as compared to 2020.

Gain on Settlement Agreement

On March 2, 2020, pursuant to the settlement agreement between the Company, Pure Sunfarms and Emerald (“Settlement Agreement”), Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be $4,681. The Company recorded this amount as a gain on non-monetary exchange on the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

Recovery of Income Taxes

Income taxes for the nine months ended September 30, 2021 was a recovery of $2,543 compared to a recovery of $607 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, our effective tax rate, including both current and deferred income taxes, was (18.8%) and (67.4%), respectively. The equity losses for our unconsolidated entity, VFH, is reported post-tax and therefore does not affect our tax calculation.

Equity (Losses) Earnings from Unconsolidated Entities

Our share of (losses) from our joint ventures for the nine months ended September 30, 2021 was ($175) compared to earnings of $4,885 for the nine months ended September 30, 2020. The 2021 equity (loss) includes only our proportionate share of the losses of VFH compared to 2020 which includes Pure Sunfarms’ earnings and VFH’s losses. Our share of income from Pure Sunfarms was presented in equity earnings from unconsolidated entities for the nine months ended September 30, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020 and its results are presented in the Company’s consolidated operating results for the nine months ended September 30, 2021. For information regarding the results of operations from our joint ventures, see “Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net (Loss) Income

Net loss for the nine months ended September 30, 2021 was ($11,154) as compared to net income of $4,591 for the nine months ended September 30, 2020. The decrease in net income in the nine months ended September 30, 2021 as compared to September 30, 2020 was primarily due to lower gross margin from the produce operations, higher corporate and share-based compensation expenses and accelerating the depreciable life of the clean energy assets due to the upcoming transition of operations to the Delta RNG Project.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2021 was $8,736 compared to $7,921 for the nine months ended September 30, 2020. The 10% increase in adjusted EBITDA was primarily due to the improvement in operating profit for the Canadian cannabis segment and post-acquisition inclusion of the U.S. cannabis segment, partially offset by the lower operating profit of the produce business. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS - CANADA

The Canadian cannabis segment currently consists of Pure Sunfarms. Pure Sunfarms’ comparative analysis are based on the consolidated results of Pure Sunfarms for the three and nine months ended September 30, 2021 and September 30, 2020, not accounting for the percentage owned by Village Farms. See “Reconciliation of U.S. GAAP Results to Proportionate Results” for a presentation of the cannabis segment’s proportionate results for the three and nine months ended September 30, 2021 and September 30, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

Sales

Canadian cannabis net sales for the three months ended September 30, 2021 were $27,393 as compared to $24,761 for the three months ended June 30, 2021. The sequential net sales increase was comprised of a 1% increase in branded sales and a 48% increase in non-branded sales. For the three months ended September 30, 2021, 59% of revenue was generated from branded flower and pre-rolls and 7% of revenue from branded oils, edibles and vapes (“Cannabis Derivative Products”) as compared to 66% of revenue from branded flower and pre-rolls and 8% of revenue from Cannabis Derivative Products for the three months ended June 30, 2021. For the three months ended September 30, 2021, non-branded sales represented 34% of revenues compared to 26% for the three months ended June 30, 2021. The Canadian cannabis segment continues to experience strong demand for its branded flower amidst what continues to be a congested market. increase in non-branded sales was largely attributable to the availability of high-potency flower and trim to meet demand from other licensed producers (“LPs”) in the wholesale market.

Cost of Sales

Canadian cannabis cost of sales for the three months ended September 30, 2021 was $14,244 as compared to $14,941 for the three months ended June 30, 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on the acquisition date, resulting in a $1,217 reduction to cost of sales in the third quarter of 2021 and a ($133) charge to cost of sales in the second quarter of 2021 from the revaluation of its inventory to fair value. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of the Canadian cannabis segment. The decrease in cost of sales between the periods was driven by the lower charge from the revaluation of inventory to fair value at acquisition date. In addition, cost of sales (excluding the non-cash accounting charge) as a percentage of revenue decreased to 56% from 60% for the sequential quarter as our cost of production decreased due to increased yields in cultivation which has a downward impact on the cost per gram.

Gross Margin

Gross margin for the three months ended September 30, 2021 increased $3,329 to $13,149, or a 48% gross margin, in comparison to $9,820, or a 40% gross margin, for the three months ended June 30, 2021. Excluding the Pure Sunfarms’ purchase price inventory adjustment of ($1,217), gross margin for the three months ended September 30, 2021 increased $1,979 to $11,932, or a 44% gross margin, in comparison to $9,953, or a 40% gross margin, excluding the Pure Sunfarms’ purchase price inventory adjustment of $133 for the three months ended June 30, 2021. The increase in gross margin between sequential periods was attributable to an increase in gross margin for both branded and non-branded sales, due largely to an increase in yields which in turn lowers the cost of production, and availability of higher potency products which results in higher sales prices, both of which positively impact gross margin.

Selling, General and Administrative Expenses

Canadian cannabis selling, general and administrative expenses for the three months ended September 30, 2021 were $5,324, or 19% of sales compared to $4,370, or 18% of sales for the three months ended June 30, 2021. The increase in selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 2021 in comparison to the three months ended June 30, 2021 was due to an increase in brand and commercial activities such as media and trade spend as well as higher workforce and IT expenses to support the increase in point-of-purchase sales and market share growth, especially in flower.

Share-Based Compensation

Share-based compensation expenses for the three months ended September 30, 2021 were $186 as compared to $191 for the three months ended June 30, 2021. The decrease in share-based compensation is due to lower cost of performance shares granted to Canadian cannabis management between comparable quarters.

Net Income

Canadian cannabis net income for the three months ended September 30, 2021 was $5,287 as compared to net income of $3,221 for the three months ended June 30, 2021. The higher net income between periods was primarily driven by a higher gross margin driven by an increase in non-branded sales while selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 and June 30, 2021 was $8,627 and $7,369, respectively, representing an increase of 17%. The increase in Adjusted EBITDA was driven by growth of non-branded sales and an increase in gross margin in the three months ended September 30, 2021 as compared to the three months ended June 30, 2021.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales

Canadian cannabis net sales for the three months ended September 30, 2021 were $27,393 as compared to $17,048 for the three months ended September 30, 2020. The net sales increase was comprised of an 91% increase in branded sales and a 10% increase in non-branded sales. For the three months ended September 30, 2021, 59% of revenue was generated from branded flower and pre-rolls and 7% of revenue from Cannabis Derivative Products as compared to 48% of revenue from branded flower and pre-rolls and 5% of revenue from Cannabis Derivative Products, as Pure Sunfarms launched Cannabis Derivative Products in Q3 2020. The sales increase was due to the impact of store openings throughout Canada combined with increased production and availability of high-quality flower. Non-branded sales also benefited from store openings and the growth of the Cannabis Derivative Products in the broader market which in turn increased demand for cannabis biomass sold to other LPs. For the three months ended September 30, 2021, non-branded sales represented 34% of revenues compared to 47% for the three months ended September 30, 2020.

Cost of Sales

Canadian cannabis cost of sales for the three months ended September 30, 2021 was $14,244 as compared to $11,154 for the three months ended September 30, 2020. The Q3 2021 cost of sales for Pure Sunfarms includes a $1,217 reduction in costs of sales from the revaluation of its inventory to fair value at acquisition date and the Q3 2020 cost of sales includes an inventory write down of ($1,042) for distillate purchased from third party extraction companies for which the market value had decreased since initial purchase. The increase in cost of sales between periods was driven by an increase in net sales, including a higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution. However, cost of sales as a percentage of revenue decreased between comparable periods due to increased production efficiencies in Q3 2021.

Gross Margin

Gross margin for the three months ended September 30, 2021 increased $7,255 to $13,149, or a 48% gross margin, in comparison to $5,894, or a 35% gross margin, for the three months ended September 30, 2020. The Q3 2021 gross margin includes a Pure Sunfarms $1,217 positive impact from the revaluation of its inventory to fair value at acquisition date and the Q3 2020 gross margin includes the negative impact of the ($1,042) distillate inventory write down. The increase in gross margin between periods was primarily due to an increase in yields which has a downward impact on cost of sales along with production efficiencies which also positively impact gross margin.

Selling, General and Administrative Expenses

Canadian cannabis selling, general and administrative expenses for the three months ended September 30, 2021 were $5,324 compared to $2,447 for the three months ended September 30, 2020. The increase in selling, general and administrative expenses for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020 was primarily due to additional headcount to support the growth of the Canadian cannabis business.

Share-Based Compensation

Share-based compensation expenses for the three months ended September 30, 2021 were $186 as compared to nil for the three months ended September 30, 2020. The increase in share-based compensation is due to the cost of stock options for Canadian cannabis management.

Net Income

Canadian cannabis net income for the three months ended September 30, 2021 was $5,287 as compared to $2,081 for the three months ended September 30, 2020. The higher net income between periods was driven by higher net sales, gross margin and operating profit.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 and September 30, 2020 was $8,627 and $4,250, respectively, representing an increase of 103%. The increase in Adjusted EBITDA was driven by higher net sales and gross margin in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales

Canadian cannabis net sales for the nine months ended September 30, 2021 were $69,614 as compared to $39,571 for the nine months ended September 30, 2020. The $30,043 change in net sales between periods consists of $27,925 or a 130% increase in branded sales, $3,166 or an 8% increase due to the currency exchange effect of the Canadian dollar strengthening versus the U.S. dollar and ($1,048) or a (6%) decrease in non-branded sales. Branded sales for the nine months ended September 30, 2021 and 2020, were $51,131 and $21,487, respectively, an increase of $29,644, or 138% between periods. For the nine months ended September 30, 2021, 64% of revenue was generated from branded flower and pre-rolls and 9% of revenue was generated from Cannabis Derivative Products as compared to 52% of revenue from branded flower and pre-rolls and 2% of revenue from Cannabis Derivative Products for the nine months ended September 30, 2020. The increase in branded sales was largely attributable to increased production of high-potency flower and trim along with revenues from Cannabis Derivative Products relative to the prior period. Additionally, many provinces began their re-opening plans as COVID-19 pressures subsided and capacity restrictions decreased, particularly in Ontario, which helped spur demand in Q2 and Q3 2021. Non-branded revenue for the nine months ended September 30, 2021 and 2020 was $18,483 and $18,084, respectively, an increase of $399 or 2%. For the nine months ended September 30, 2021, non-branded sales represented 27% of revenues compared to 46% for the nine months ended September 30, 2020. The increase in non-branded sales was due to an 8% currency exchange effect as the Canadian dollar was stronger than the U.S. dollar for the nine months ended September 30, 2021 versus 2020, which was partially offset by a 6 % decrease in Canadian dollar non-branded sales, which is Pure Sunfarms’ functional currency. The decrease in non-branded sales was attributable to certain large non-monetary transactions in 2020 where Pure Sunfarms exchanged biomass for oil used for its launch of Cannabis Derivative Products.

Cost of Sales

Canadian cannabis cost of sales for the nine months ended September 30, 2021 was $44,433 as compared to $23,704 for the nine months ended September 30, 2020. The 2021 cost of sales for Pure Sunfarms includes a ($1,841) charge from the revaluation of inventory to fair value at acquisition date and the 2020 cost of sales includes an inventory write down of ($1,042) for distillate purchased from third party extraction companies for which the market value had decreased since initial purchase. The increase in cost of sales between periods was driven by an increase in net sales, including the higher volume of branded sales which require incremental costs for manufacturing, packaging and distribution.

Gross Margin

Gross margin for the nine months ended September 30, 2021 increased $9,314 or 59% to $25,181, or a 36% gross margin, in comparison to $15,867, or a 40% gross margin, for the nine months ended September 30, 2020. Excluding the Pure Sunfarms purchase price inventory adjustment of $1,841, gross margin for the nine months ended September 30, 2021 increased $11,155 to $27,022, or a 39% gross margin. The increase in gross margin was driven by the increase in branded and non-branded sales. However, branded sales have a higher cost associated with packaging and distribution which led to a decrease in gross margin as a percentage of revenue between the periods.

Selling, General and Administrative Expenses

Canadian cannabis selling, general and administrative expenses for the nine months ended September 30, 2021 were $13,660, or 20% of net sales, compared to $6,731, or 17% of net sales, for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 was primarily due to additional headcount to support the growth of the Canadian cannabis business. Selling, general and administrative expenses increased 3% as a percentage of net sales as revenues increased 76% between the nine months ended September 30, 2021 and September 30, 2020, respectively.

Share-Based Compensation

Share-based compensation expenses for the nine months ended September 30, 2021 were $1,471 as compared to nil for the nine months ended September 30, 2020. The increase in share-based compensation is due to the vesting of performance share grants and cost of stock options for Canadian cannabis management.

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

Net Income

Canadian cannabis net income for the nine months ended September 30, 2021 was $5,674 as compared to net income of $9,036 for the nine months ended September 30, 2020. The decrease in net income was largely attributable to the Pure Sunfarms one-time gain on settlement of net liabilities of $4,348 in 2020, partially offset by the higher operating profit for the nine months ended September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2021 and September 30, 2020 was $18,530 and $10,953, respectively. Adjusted EBITDA increased 69% between periods primarily due to higher gross margin for the period ended September 30, 2021 as compared to September 30, 2020.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. cannabis segment currently consists of Balanced Health. For the three and nine months ended September 30, 2021, U.S. cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021, as the results of Balanced Health from August 16, 2021 through September 30, 2021 are consolidated in the Company’s results.

Sales

U.S. cannabis net sales for the period of August 16, 2021 to September 30, 2021 were $3,838. Over 99% of sales are generated in the United States and gross sales are composed of 80% from e-commerce sales, 17% from retail sales, 3% from shipping income and 1% from bulk sales offset by a (1%) loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products.

Cost of Sales

U.S. cannabis cost of sales for the period of August 16, 2021 to September 30, 2021 were $1,231. Cost of sales can be primarily attributed directly to e-commerce, retail and bulk cost of sales with all other costs of sales categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. cannabis gross margin for the period of August 16, 2021 to September 30, 2021 was $2,607 or 68%.

Selling, General and Administrative Expenses

U.S. cannabis selling general and administrative expenses for the period of August 16, 2021 to September 30, 2021 was $2,125. As the U.S. cannabis business derives a significant number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing of 41%, merchant fees of 14%, e-commerce support of 14% and IT services of 9%.

Share-Based Compensation

U.S. cannabis share-based compensation for the period of August 16, 2021 to September 30, 2021 was $63. The share-based compensation is due to the cost of stock options for U.S. cannabis management.

Net Income

U.S. cannabis net income for the period of August 16, 2021 to September 30, 2021 was $300 due primarily to the gross margin of 68%.

Adjusted EBITDA

U.S. cannabis adjusted EBITDA for the period of August 16, 2021 to September 30, 2021 was $672 and is due primarily to the operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As at September 30, 2021, we had $79,199 in cash and $124,231 of working capital, and as at December 31, 2020, we had $21,640 in cash and $29,528 of working capital. We expect to utilize our working capital and provide or obtain adequate financing to maintain and improve our property, plant and equipment, to fund working capital produce needs and invest in our cannabis and cannabinoid business enterprises and potential opportunities for the next twelve months from cash flows from operations, and, if needed, from additional borrowings under the Credit Facilities (as defined below) or additional equity or debt financing.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding as of September 30, 2021
Operating Loan (1)	C$	10,000		$—
Term Loan		$27,214		$27,214
Pure Sunfarms Loan	C$	44,815	C$	44,815
VFCE Loan	C$	757	C$	757
(1)	The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and VFCE Borrowings (collectively the “Credit Facilities”), excluding Pure Sunfarms borrowings, are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of September 30, 2021, the Company was in compliance with all of its covenants under its Credit Facilities.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of September 30, 2021 and December 31, 2020 was $34 and $189, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Interim Statements of Financial Position.

Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $27,214 on September 30, 2021 and $28,690 as of December 31, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of September 30, 2021 and December 31, 2020, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.69% and 3.79% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2021 and December 31, 2020 was $223,788 and $86,664, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling $150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. As of September 30, 2021, there was no amount drawn on this loan, and as of December 31, 2020, the amount drawn on this facility was $2,000.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2021 and December 31, 2020 was $28,414 and $23,443, respectively.

VFCE Loan

VFCE has a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. As of September 30, 2021 and December 31, 2020, the balance of the VFCE Loan was C$757 and C$1,103, respectively. The loan agreement also includes an uncommitted credit facility for up to C$700 to support financing of certain capital expenditures (the “VFCE Credit Facility”). The Company paid off the outstanding balance of the VFCE Credit Facility in the second quarter of 2021. As of September 30, 2021 and December 31, 2020, the outstanding borrowings under the VFCE Credit Facility were nil and C$88, respectively (such borrowings, together with the VFCE Loan, the ”VFCE Borrowings”).

Pure Sunfarms Loans

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with FCC and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan (each as defined below) through February 7, 2024 and included a guarantee by Village Farms. The Third Amended and Restated PSF Credit Agreement amended and updated the previous three loan facilities.

The first loan facility is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had no outstanding balance as of September 30, 2021 and December 31, 2020.

The second loan facility is a credit agreement with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$15,479 on September 30, 2021 and C$17,057 on December 31, 2020.

The third loan facility is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan shall be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$23,095 on September 30, 2021 and C$21,072 on December 31, 2020.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$6,241 on September 30, 2021 and C$6,250 on December 31, 2020.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of September 30, 2021, Pure Sunfarms was in compliance with these financial covenants.

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

Summary of Cash Flows

	For the nine months ended September 30,
(in Thousands)	2021	2020
Cash beginning of period	$25,679	$11,989
Net cash flow provided by/(used in):
Operating activities	(21,106)	4,014
Investing activities	(42,199)	(14,148)
Financing activities	121,885	52,812
Net cash increase (decrease) for the period	58,580	42,678
Effect of exchange rate changes on cash	191	(1)
Cash, end of the period	$84,450	$54,666

Operating Activities

For the nine months ended September 30, 2021 and 2020, cash flows (used in) provided by operating activities were ($21,106) and $4,014, respectively. The operating activities for the first nine months of 2021 consisted of ($20,831) in changes in non-cash working capital items and ($275) in changes before non-cash working capital items, while operating activities for the first nine months of 2020 consisted of $4,938 in changes in non-cash working capital items and ($924) in changes before non-cash working capital items. The decrease from operating activities between periods was primarily due to the lower operating results of the produce business for the nine months ended September 30, 2021, partially offset by the inclusion of the Canadian and U.S. cannabis operating results in 2021. The decrease in non-cash working capital items was primarily due to the increase in produce inventory as a result of the 2021 duration and timing of the produce planting and harvesting cycle for the Texas facilities as well as the inclusion of the 2021 Canadian and U.S. cannabis non-cash working capital items.

Investing Activities

For the nine months ended September 30, 2021 and 2020, cash flows used in investing activities were ($42,199) and ($14,148), respectively. The investing activities for the nine months ended September 30, 2021 largely consists of ($25,944) in net acquisition costs for Balanced Health Botanicals, LLC, ($15,131) of capital expenditure expenses, of which ($11,674) was primarily for the Pure Sunfarms’ Delta 2 greenhouse transition to cannabis and ($3,457) for upgrades to our produce operations and a ($1,109) investment in Altum. The investing activities for the nine months ended September 30, 2020 consist primarily of ($11,713) of additional investment in Pure Sunfarms, ($1,076) of capital expenditures for our produce operations and minority interest investments in Altum and DutchCanGrow Inc. totaling ($1,226).

Financing Activities

For the nine months ended September 30, 2021 and 2020, cash flows provided by financing activities were $121,885 and $52,812, respectively. For the nine months ended September 30, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares, $18,495 in proceeds from the exercise of warrants from the September 2020 registered direct offering, the ($15,498) payment of the Emerald Promissory Note, share repurchases of ($5,000), payments on borrowings net of proceeds of ($3,263) and ($537) for payments on capital lease obligations. For the nine months ended September 30, 2020, cash flows provided by financing activities primarily consisted of $42,569 of net proceeds from the issuance of Common Shares and warrants, $11,369 in proceeds from the exercise of warrants and ($1,326) of payments on borrowings net of proceeds.

Contractual Obligations and Commitments

Information regarding our contractual obligations as of September 30, 2021 is set forth in the table below:

Financial liabilities	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$69,159	$6,258	$35,431	$23,300	$4,170
Trade payables	16,032	16,032	—	—	—
Accrued liabilities	22,328	22,328	—	—	—
Lease liabilities	8,100	588	4,046	2,531	935
Other liabilities	25,700	—	25,700	—	—
Total	$141,319	$45,206	$65,177	$25,831	$5,105

As of September 30, 2021, Pure Sunfarms had a service agreement with an unrelated party. In the event Pure Sunfarms terminates the agreement, Pure Sunfarms would be required to pay the counterparty a C$1,000 termination fee. This is considered a commitment.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity earnings of the joint ventures, Pure Sunfarms and VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA is a cash flow measure that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance or to cash flows from operating, investing, and financing activities as measures of liquidity and cash flows. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the joint ventures, Pure Sunfarms and VFH operations), are presented in the table “Reconciliation of U.S. GAAP Results to Proportionate Results” below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, earnings per share and diluted earnings per share, given that our joint ventures represented a significant percentage of our net income in 2020.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2021 (1)	2020 (1)	2021 (1)	2020 (1)
Net (loss) income	$745	$520	$(11,154)	$4,591
Add:
Amortization	3,306	1,518	10,616	4,540
Foreign currency exchange loss	286	484	521	880
Interest expense, net	570	198	1,860	696
Recovery of income taxes	1,077	336	(2,543)	(607)
Share-based compensation	1,820	472	5,705	1,329
Interest expense for JVs	13	240	40	636
Amortization for JVs	(64)	598	—	1,276
Foreign currency exchange loss for JVs	—	33	—	118
Provision for income taxes for JVs	—	245	—	1,736
Deferred financing fees	68	—	234	—
Incremental utility costs due to storm	—	—	1,400	—
Purchase price adjustment (2)	(1,217)	—	1,841	—
Other expense	181	—	181	—
Gain on settlement agreement (3)	—	—	—	(4,681)
Gain on settlement of net liabilities from JV	—	—	—	(2,496)
Gain on disposal of assets	—	(88)	35	(97)
Adjusted EBITDA (4)	$6,785	$4,556	$8,736	$7,921
Adjusted EBITDA for JVs (See table below)	$(13)	$2,333	$(140)	$6,050
Adjusted EBITDA excluding JVs	$6,798	$2,223	$8,876	$1,871

Notes:

(1)

For the three and nine months ended September 30, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the three and nine months ended September 30, 2020, our share of Pure Sunfarms’ earnings is reflected in equity earnings of unconsolidated entities. For the three and nine months ended September 30, 2021, Balanced Health’s financial results from August 16, 2021 to September 30, 2021 are fully consolidated in the financial results of the Company

(2)	The purchase price adjustment primarily reflects the non-cash accounting charge/(positive impact) resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date.
(3)	See “Results of Operations – Consolidated Results – Gain on Settlement Agreement” above.
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

Breakout of JV Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2021	2020	2021	2020
Pure Sunfarms Adjusted EBITDA	$—	$2,511	$—	$6,365
VFH Adjusted EBITDA	(13)	(178)	(140)	(315)
Total JV Adjusted EBITDA	$(13)	$2,333	$(140)	$6,050

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of the joint venture operation of Pure Sunfarms and VFH). Pure Sunfarms was a joint venture until the Company acquired 100% ownership on November 2, 2020. The tables reflect the full statements of income for Pure Sunfarms (Cannabis) and VFH (Hemp) multiplied by the ownership percentage of the Company (versus presenting the results of these joint ventures in Equity Earnings from Unconsolidated Entities):

	For the Three months ended September 30, 2021
	Produce	Cannabis[1,2]	Clean Energy	Corporate	Hemp[1]	Total
Sales	$41,152	$31,231	$59	$—	$7	$72,449
Cost of sales	(39,099)	(15,475)	(119)	—	52	(54,641)
Selling, general and administrative expenses	(2,239)	(7,387)	(59)	(3,447)	(8)	(13,140)
Share-based compensation	—	(249)	—	(1,571)	—	(1,820)
Loss on disposal of assets	—	—	—	—	—	—
Other expense, net	(798)	(69)	(8)	(133)	(18)	(1,026)
(Provision for) recovery of income taxes	(497)	(2,024)	—	1,444	—	(1,077)
Net (loss) income	$(1,481)	$6,027	$(127)	$(3,707)	$33	745
Adjusted EBITDA[3]	$1,334	$9,299	$(118)	$(3,717)	$(13)	$6,785
(Loss) earnings per share – basic	$(0.03)	$0.07	$(0.00)	$(0.03)	$0.00	$0.01
(Loss) earnings per share – diluted	$(0.03)	$0.07	$(0.00)	$(0.03)	$0.00	$0.01

	For the three months ended September 30, 2020
	Produce	Cannabis[1,2]	Clean Energy	Corporate	Hemp[1]	Total
Sales	$42,933	$10,007	$104	$—	$—	$53,044
Cost of sales	(37,106)	(6,547)	(312)	—	—	(43,965)
Selling, general and administrative expenses	(2,560)	(1,436)	(36)	(2,346)	(213)	(6,591)
Share-based compensation	—	—	—	(472)	—	(472)
Gain on disposal of assets	—	—	—	—	89	89
Other (expense) income, net	(696)	(336)	(13)	54	(13)	(1,004)
(Provision for) recovery of income taxes	(2,340)	(245)	—	2,004	—	(581)
Net income (loss)	$231	$1,443	$(257)	$(760)	$(137)	$520
Adjusted EBITDA[3]	$4,653	$2,511	$(85)	$(2,345)	$(178)	$4,556
Earnings (loss) per share - basic	$0.00	$0.02	$(0.00)	$(0.01)	$(0.00)	$0.01
Earnings (loss) per share - diluted	$0.00	$0.02	$(0.00)	$(0.01)	$(0.00)	$0.01

	For the nine months ended September 30, 2021
	Produce	Cannabis[1,2]	Clean Energy	Corporate	Hemp[1]	Total
Sales	$121,558	$73,452	$202	$—	$7	$195,219
Cost of sales	(122,486)	(45,664)	(1,741)	—	(38)	(169,929)
Selling, general and administrative expenses	(7,736)	(15,723)	(143)	(6,647)	(109)	(30,358)
Share-based compensation	—	(1,534)	—	(4,171)	—	(5,705)
(Loss) gain on disposal of assets	—	(40)	—	—	5	(35)
Other expense, net	(798)	(1,423)	(29)	(599)	(40)	(2,889)
Recovery of (provision for) income taxes	2,875	(2,654)	—	2,322	—	2,543
Net (loss) income	$(6,587)	$6,414	$(1,711)	$(9,095)	$(175)	$(11,154)
Adjusted EBITDA[3]	$(3,138)	$19,202	$(269)	$(6,919)	$(140)	$8,736
(Loss) income per share – basic	$(0.08)	$0.08	$(0.02)	$(0.12)	$(0.00)	$(0.14)
(Loss) income per share – diluted	$(0.08)	$0.08	$(0.02)	$(0.12)	$(0.00)	$(0.14)

	For the nine months ended September 30, 2020
	Produce	Cannabis[1,2]	Clean Energy	Corporate	Hemp[1]	Total
Sales	$122,356	$22,958	$366	$—	$98	$145,778
Cost of sales	(111,750)	(13,782)	(1,059)	—	(120)	(126,711)
Selling, general and administrative expenses	(7,414)	(3,870)	(146)	(5,116)	(500)	(17,046)
Share-based compensation	—	—	—	(1,329)	—	(1,329)
Gain on settlement agreement	—	—	—	4,681	—	4,681
Gain on settlement of net liabilities	—	2,496	—	—	—	2,496
Gain (loss) on disposal of assets	—	5	—	(6)	99	98
Other expense, net	(696)	(634)	(44)	(744)	(129)	(2,247)
(Provision for) recovery of income taxes	(939)	(1,736)	—	1,546	—	(1,129)
Net income (loss)	$1,557	$5,437	$(883)	$(968)	$(552)	$4,591
Adjusted EBITDA[3]	$7,219	$6,365	$(231)	$(5,117)	$(315)	$7,921
Earnings (loss) per share – basic	$0.02	$0.10	$(0.01)	$(0.02)	$(0.01)	$0.08
Earnings (loss) per share – diluted	$0.02	$0.10	$(0.01)	$(0.02)	$(0.01)	$0.08

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

(2)	The Cannabis results include the financial results of both Cannabis – Canada and Cannabis – U.S.
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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. If interest rates had been 50 basis points higher (lower), the net income for the three months ended September 30, 2021 and 2020 would have been higher (lower) by $79 and $39, respectively and net income for the nine months ended September 30, 2021 and 2020 would have been higher (lower) by $318 and $117, respectively. These net income effects represent increased (decreased) interest expense for the periods ended September 30, 2021 and 2020, respectively.

In addition, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions. For more information, see Item 2, “Management’s Discussion and Analysis—New Accounting Pronouncements Not Yet Adopted”.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2021 and September 30, 2020, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7867 and C$1.00 = US$0.7482, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2021 and September 30, 2020 with the net foreign exchange gain or loss directly impacting net income (loss).

	September 30, 2021	September 30, 2020
Financial assets
Cash and cash equivalents	$1,570	$6,298
Trade receivables	3,193	340
JV notes receivable	—	1,464
Inventories	4,407	—
Prepaid and deposits	1,000	—
Financial liabilities
Trade payables and accrued liabilities	(3,560)	(454)
Loan payable	(4,557)	(121)
Deferred tax liability	(2,464)	—
Net foreign exchange gain (loss)	$(411)	$7,527

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September, 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021 and amended on March 18, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

On August 16, 2021, the Company acquired 100% interest in Balanced Health Botanicals, LLC, one of the leading CBD brands and e-commerce platforms in the United States. As such, the Company reviewed the risk factors previously disclosed under Part 1, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We have amended some of the risk factors disclosed in the Annual Report on Form 10-K to include Balanced Health and provided additional risk factors due to the business operations and U.S. hemp-derived CBD products manufactured and sold by Balanced Health. These risks and uncertainties include, but are not limited to, the following:

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

In particular, we may not have the capacity to meet customer demand or to meet future demand when it arises in respect of Pure Sunfarms’ cannabis business and BHB’s cannabinoid business. In addition, delays in obtaining, or conditions imposed by, regulatory approvals and quality control and health concerns in respect of these businesses could have a negative effect on our growth strategy. If we cannot manage growth in these markets effectively, it may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

In addition, we will need to effectively execute on business opportunities and continue to build on and deploy corporate development and marketing assets as well as access sufficient new capital, as may be required. The ability to successfully complete acquisitions and to capitalize on other growth opportunities may redirect our limited resources. This may require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. There can be no assurance we will be able to respond adequately or quickly enough to the changing demands that material expansion of our business will impose on management, team members and existing operations and systems, and changes to our operating structure may result in increased costs or inefficiencies that we cannot anticipate. Changes as we grow may have a negative impact on our operations, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. In addition, continued growth could also strain our ability to maintain reliable service levels for our clients, develop and approve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

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

We are subject to risks related to payment from our customers.

We accept payments using a variety of methods, including credit card, debit card, consumer invoicing, physical bank check and payment upon delivery. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments which may increase our current compliance costs. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. We are also subject to or voluntarily comply with other laws and regulations relating to payments, money laundering, international money transfers, privacy, data protection, data security, network security, consumer protection, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to regulatory, civil or criminal penalties, or lose the ability to provide certain services. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

Industry Risk Factors

The cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated.

As a federal License Holder under the Cannabis Act, Pure Sunfarms is operating in the relatively new cannabis industry and market, and Balanced Health is operating in the relatively new hemp-derived cannabinoid industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in these industries and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the health benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the health benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for Pure Sunfarms’ cannabis and BHB’s cannabinoid products.

Accordingly, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis and cannabinoid industry could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our ability to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain customers, including but not limited to the ability to continually grow and distribute desirable produce and cannabis.

For Pure Sunfarms and Balanced Health, the successful implementation of a customer acquisition plan and the continued growth in the aggregate number of potential customers are critical to the ability to attract and retain customers. Even if Pure Sunfarms’ and Balanced Health’s products achieve initial retail success, our long-term success is significantly dependent upon the ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote Pure Sunfarms’ and Balanced Health’s products will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our failure to acquire and retain customers and the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets, could have a material adverse effect on our business, operating results and financial condition.

Customer Credit Risk of Pure Sunfarms’ and Balanced Health’s customers

Due to the recent volatility in the cannabis and cannabinoid sector generally, certain of Pure Sunfarms’ or Balanced Health’s customers may encounter financial difficulties that could result in Pure Sunfarms or Balanced Health being unable to collect some or all of its accounts receivable from those customers. Accordingly, we are subject to credit risk in relation to accounts receivable with the spot market, other wholesale or retail customers and LPs. Disputes with customers may arise in the future relating to the non-payment of accounts receivable and may escalate to litigation or other dispute resolution processes, which could be protracted, time consuming and expensive, and there can be no assurance that we will be successful in any such disputes. The foregoing could have a material adverse impact on our business, financial condition, results of operations and prospects.

Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and cannabinoid industry may further intensify competition.

The cannabis and cannabinoid industry is undergoing rapid growth and substantial change, and the legal landscape for recreational cannabis and CBD is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of recreational cannabis and CBD in some form or another. Entry into the cannabis and cannabinoid market by international competitors might lower the demand for Pure Sunfarms’ and BHB’s products on a global scale.

The foregoing legalization and growth trends in the cannabis and cannabinoid industry have resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue, and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis and cannabinoid industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

Our revenues may be impacted by fluctuating market prices for our products.

Our revenues will in large part be derived from the production, sale, and distribution of agriculturally based consumer goods – specifically tomatoes, peppers, cucumbers, cannabis and hemp-derived cannabinoids. The price of production, sale and distribution of these goods will fluctuate widely primarily due to, the natural economic balance of demand versus supply, as well as the impact of numerous factors beyond our control including international, economic, and political trends, expectations of inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. The effects of these factors on the price of our goods and, therefore, the economic viability of our business, cannot accurately be predicted and may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

The greenhouse vegetable, cannabis and cannabinoid industries are highly competitive and sensitive to changes in demand and supply. The price of greenhouse produce is affected by many factors including control of the distribution channel by large, big box retailers, quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demand for our products decreases, our financial condition and results of operations may be materially adversely affected.

Legal and Regulatory Risk Factors

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We provide no assurance that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.

Restricted access to banking, including anti-money laundering laws and regulations

In February 2014, the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued the FinCEN Memorandum (which is not law) which provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States.

In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The FinCEN Memorandum states that in some circumstances, it may not be appropriate to prosecute banks that provide services to cannabis-related business for violations of federal money laundering laws. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

We may be subject to product liability claims.

As Pure Sunfarms’ cannabis products and Balanced Health’s cannabinoid products are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis and cannabinoid products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

In addition, as a producer of food products, we are subject to potential product liabilities connected with our operations and the marketing and distribution of these products, including liabilities and expenses associated with contaminated or unsafe products. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of contaminated or unsafety products. There can be no assurance that the insurance against all such potential liabilities we maintain will be adequate in all cases. In addition, even if a product liability claim was not successful or was not fully pursued, the negative publicity surrounding any such assertion could harm our reputation. The consequences of any of the foregoing events may have a material adverse effect on our financial condition and results of operations.

 Our VF Hemp and Balanced Health businesses are subject to FDA and USDA regulation.

CBD derived from hemp as defined in the 2018 Farm Bill is subject to various laws relating to health and safety. Specifically, CBD is governed by the U.S. Food Drug and Cosmetic Act (“FD&C Act”) as a drug. The FD&C Act is intended to assure the consumer that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet website, promotional pamphlets, and other marketing material), is claimed to be beneficial for such uses will be regulated by the FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products, and ingredients with the exception of color additives do not require FDA approval before they go on the market.

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

Laws and regulations governing the use of hemp in the U.S. are broad in scope, subject to evolving interpretations, and subject to enforcement by several regulatory agencies and law enforcement entities. Under the 2018 Farm Bill, a state that desires to have primary regulatory authority over the production of hemp in the state must submit a plan to monitor and regulate hemp production to the Secretary of the USDA. The Secretary must then approve the state plan after determining if the plan complies with the requirements set forth in the 2018 Farm Bill. The Secretary may also audit the state’s compliance with the federally approved plan. If the Secretary does not approve the state’s plan, then the production of hemp in that state will be subject to a plan established by the USDA. The USDA has not yet established such a plan. We believe that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

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

Violations of these FDA and USDA regulations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, as well as adverse publicity and potential harm to our reputation.

Changes in the laws, regulations and guidelines governing cannabis, U.S. hemp or CBD derived products may adversely impact our business.

Our current operations are subject to various laws, regulations and guidelines administered by governmental authorities in the U.S and Canada relating to the marketing, acquisition, manufacture, packaging, labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis, CBD and U.S. hemp in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed, interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sales and use of cannabis-based and CBD products, more stringent implementation of enforcement thereof or other unanticipated events, including changes in political conditions, regimes or political instability, currency controls, changes in taxation laws, restrictions on foreign exchange and repatriation between U.S. and Canada, governmental regulations relating to foreign investment and changes in the attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on or business, financial condition and results of operations.

Tax Risk Factors

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and our financial results.

On June 21, 2018, the Supreme Court of the United States overturned a prior decision under which e-commerce retailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result of the South Dakota v. Wayfair Inc. ruling, a state may now enforce or adopt laws requiring e-commerce retailers to collect and remit sales tax even if the e-commerce retailer has no physical presence within the taxing state. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, that impose sales or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-commerce retailer from sales to customers in the state. If any state were to assert liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations from jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us, including by way of creating additional administrative burdens on us. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any failures to comply with these requirements.

We are also subject to U.S. federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its Common Shares during the three months ended September 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 2021	107,955	$9.45	107,955	3,526,257
August 2021	—	$-	—	3,526,257
September 2021	—	$-	—	3,526,257
Total Q3 2021	107,955	$9.45	107,955	3,526,257
(1)	Includes the Common Shares repurchased and cancelled under the May 2021 normal course issuer bid (“NCIB”) notice as described below in (2).
(2)

On May 21, 2021, the Company announced that the TSX accepted a notice filed by the Company of its intention to make a NCIB. The NCIB notice provides that Village Farms may, during the period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its Common Shares by way of a NCIB over the facilities of the TSX, The NASDAQ Stock Market LLC and/or through alternative trading systems in Canada and the United States. Daily purchases are limited to 233,243 Common Shares, other than block purchase exceptions. The amounts shown in this column represent the maximum number of Common Shares remaining under the NCIB as of the end of each month. Shareholders may obtain a copy of the NCIB notice, without charge, by contacting Village Farms.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement by and among Village Farms International, Inc., Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: November 9, 2021