Form 10-K
period 2021-12-31
Village Farms International, Inc.
filed 2022-03-01
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b 2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2021 was $748,505,742.
As of February 28, 2022, the registrant had 88,443,929 Common Shares outstanding.

Auditor Firm Id:  271           Auditor Name: PricewaterhouseCoopers LLPAuditor Location:Vancouver, British Columbia, Canada

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. In particular, forward-looking statements in this Annual Report on Form 10-K include statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry and the cannabis industry and market are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K are subject to risks that may include, but are not limited to: our operating history, including that of Rose LifeScience Inc. (“Rose”), Balanced Health Botanicals, LLC (“Balanced Health”), Pure Sunfarms, Inc. (“Pure Sunfarms”) and our start-up operations of growing hemp in the United States; the legal status of Pure Sunfarms, Rose and Balanced Health cannabis business; risks relating to the integration of Balanced Health and Rose into our business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; market position, ability to leverage current business relationships for future business involving hemp and cannabinoids, the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Canadian operational facilities), and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

Our Mission and Brands

Our mission is simple—to improve life’s journey for the wellbeing of humankind, and the earth on which we live. This is no empty promise. It’s the mantra that we live by every day. For in the end, we are what we do. It takes a village to build a great company, but no matter how big we get, the human touch is evident in everything we do and that will never change.

We are building a family of brands that encompass that mission. While each company has its own products and approach, we are united by our shared core values: integrity, fairness, quality, inclusion, sustainability and hard work along with an unwavering desire to do what’s right.

Village Farms Fresh, our produce brand, has pioneered Controlled Environment Agriculture (“CEA”) in North America and helped feed a hungry planet with sustainable greenhouse growing for over three decades. We produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of CEA greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico.

Our Canadian cannabis brand includes Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) and Rose LifeScience Inc. (“Rose LifeScience or Rose”). Pure Sunfarms is one of the single largest and most respected cannabis growers in the world and one of the best-selling flower brands in Canada. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec.

Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) comprises our U.S. cannabis brand. Balanced Health owns and operates one of the leading brands in the hemp-derived cannabidiol (“CBD”) and other cannabinoids market, produces high quality health and wellness products and distributes primarily through its top-ranked e-commerce platform, CBDistilleryTM.

Village Farms Clean Energy (“VFCE”), our clean energy brand, currently converts landfill gas into clean energy sources, creating heat and electricity for our Vancouver greenhouses while also selling electricity to British Columbia Hydro and Power Authority (“BC Hydro”). VFCE is in the process of transitioning this operation to a renewable natural gas facility (“Delta RNG Project”) in conjunction with Mas Energy, LLC (“Mas Energy”) which is expected to provide food-grade CO2 to our greenhouse growing operations in Delta, British Columbia (“B.C.”).

Our Commitment and Values

Our core operation principle is to deliver fairness and satisfaction in its customer promise.  We strive to operate the business for optimal success by endeavoring to be:

- a responsible producer of high-quality products

- a reliable, trusted partner to customers

- a provider of excellence in customer service and logistics

- a business with a solid balance sheet

- enhancing shareholder value through continual execution and growth

- a trusted steward of the environment

- a workplace where all employees can grow and prosper

- an employer for people who want to make a difference in the world.

For over thirty years, we have pioneered Controlled Environment Agriculture (“CEA”) in North America and helped feed an increasing population with sustainable, greenhouse growing.  In 2017, we expanded our focus from produce, leveraging our considerable knowledge, to the flourishing cannabis and health and wellness markets. We envisioned and created Pure Sunfarms and Village Fields Hemp USA, LLC (“VF Hemp or VFH”) to artfully blend traditional greenhouse expertise with hands-on knowledge of legacy growing practices in cannabis and hemp. We are always innovating and never standing still. We only invest in and partner with companies that share our values and respect for people and the environment. In 2021, we acquired 100% of Balanced Health and 70% of Rose LifeScience; we increased our investment in Altum International Pty Ltd; and we entered into an option agreement with Leli Holland B.V. in order to expand our market offerings, provide additional avenues to distribute our products and expand our global footprint.

We are extremely proud of many things that we achieved over the past three-plus decades, but none more than our highly responsible approach to the environment. Between our sustainably sourced ingredients and growing methods, to our use of clean energy and other innovative technologies, we are proud to bring sustenance and wellbeing to our consumers in a way that is ethical and responsible to the planet.

Our cutting-edge greenhouses use less water, land, and chemicals than traditional outdoor farming, and we aim to introduce new technologies to be greener in the future. The earth’s finite water supply is one of its most precious resources and Village Farms’ hydroponic growing sterilizes and recirculates the same water four times and 100% of the water reaches the plants. Utilizing our state-of-the-art CEA facilities, our proficient growing methods deliver vastly more yield per acre compared to outdoor growing, without depleting the soil. We use beneficial insects to control pests and promote healthy plant growth and administer organic pesticides, so our GMO-free crops grow in a nourishing environment free of harmful chemicals. In our cannabis greenhouses, we collect, filter and utilize rainwater for our plants, use renewable hydroelectricity as the main power source, provide innovative energy screens to help capture the sun’s warmth and prevent heat loss, and employ blackout curtains to reduce light pollution, all in an effort to minimize our impact to the local community and ecosystem.

Business Overview

Village Farms International, Inc. (“VFF”), (together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us”, or “our”) converted from an income trust to a publicly-traded company on December 31, 2009 and in connection with the conversion, the Company changed its name to Village Farms International, Inc. The Company’s subsidiaries operated vegetable producing greenhouses since 1989 and began production in Texas in 1996. On October 18, 2006, the merger between Village Farms and Hot House Growers resulted in one of the largest producers, marketers and distributors of greenhouse grown products in North America. VFF pioneered Controlled Environment Agriculture in North America, and over the years we transformed the organization, adapting to meet industry changes and customer preferences, in order to persevere and remain one of the largest and longest-operating vertically integrated greenhouse growers in North America.

We produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of CEA greenhouses in B.C. and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. The Company primarily markets and distributes under its Village Farms® brand name and proprietary produce trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

In our Canadian cannabis operations, we wholly own British Columbia-based Pure Sunfarms. Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada with commercial distribution in six Canadian provinces: Alberta, British Columbia, Ontario, Manitoba, Quebec and Saskatchewan. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

On November 15, 2021, Village Farms acquired 70% ownership of privately-held, Quebec-based Rose LifeScience, as described in additional detail in “Recent Developments and Updates” below. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec and has become the Quebec operational unit of Village Farms’ Canadian cannabis segment.

On August 16, 2021, the Company acquired 100% interest in privately held Colorado-based Balanced Health, which now comprises the operational segment of our U.S. cannabis segment. Balanced Health owns and operates one of the leading brands in the hemp-derived CBD and other cannabinoid market in the United States, providing Village Farms with immediate entry into the U.S. CBD market in a consumer products category adjacent to the high-tetrahydrocannabinol (“THC”) cannabis market, as well as the broader consumer packaged goods wellness arena. BHB has established a diverse portfolio of CBD and other cannabinoid products, including ingestible, edible and topical applications that are distributed through brick-and-mortar retail channels as well as its top-ranked e-commerce platform, CBDistilleryTM (www.theCBDistillery.com).

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in VF Hemp for multi-state outdoor hemp cultivation and cannabidiol extraction, also within Village Farms’ U.S. cannabis segment. Currently, VF Hemp is not cultivating hemp as we await Food and Drug Administration (“FDA”) clarity on the use of CBD.

The Company, through its subsidiary VFCE, owns and operates a power plant from landfill gas that generates electricity and provides thermal heat to one of the Company’s adjacent B.C. greenhouse facilities and sells electricity to BC Hydro. On November 10, 2020, we announced that we will be transitioning this operation to a renewable natural gas facility in conjunction with Mas Energy which we expect will enhance our financial return as well as provide food-grade CO2, which can be used in both our cannabis and produce growing operations in Delta, B.C.

Internationally, we evaluate, and target select, nascent, legal cannabis opportunities with significant long-term potential. This has resulted in a minority investment in Australia-based Altum International Pty Ltd (“Altum”), and Village Farms also entered into an option agreement on September 28, 2021 to receive the irrevocable right to acquire ownership interest in Netherlands-based Leli Holland B.V.

Our Canadian Cannabis Segment

Village Farms’ Canadian cannabis segment includes Pure Sunfarms and Rose LifeScience.

Pure Sunfarms

In June 2017, the Company formed a Canadian joint venture, Pure Sunfarms, with Emerald Health Therapeutics, Inc. (“Emerald”) to commence Canadian cannabis operations in anticipation of the adult use cannabis market becoming legal in October 2017. The Company contributed one of its Delta, B.C. greenhouses (“Delta 3”) to the joint venture in exchange for a 50% ownership interest in the joint venture. Emerald contributed C$20 million, which was paid in installments, in exchange for the other 50% ownership interest in the joint venture. Village Farms also contributed its experienced grower management and Delta 3 workforce to the joint venture and Emerald contributed its existing cultivation license and cannabis expertise.

On November 2, 2020, the Company acquired 36,958,500 Common Shares in the capital of Pure Sunfarms owned by Emerald, which increased the Company’s ownership of Pure Sunfarms to 100%. The shares, representing 42.6% of the ownership at the time, were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$15.0 million) secured promissory note payable to Emerald due on May 2, 2021. The promissory note was paid in full to Emerald on February 8, 2021.

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

On October 17, 2018, the Cannabis Act came into effect, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial, and municipal governments the authority to regulate the distribution and sale of recreational cannabis. For the first nine months of 2019, Pure Sunfarms was a wholesale supplier to other licensed producers. In September 2019, Pure Sunfarms received its provincial sales license and commenced sales to the Ontario Cannabis Store (“OCS”) and British Columbia Liquor Distribution Branch (“BCLDB”). In October 2019, Health Canada approved the second phase of recreational cannabis products including ingestible cannabis, cannabis extracts and cannabis topicals, referred to as Cannabis 2.0 products.

During 2020, Pure Sunfarms commenced sales to three additional provinces, Saskatchewan Liquor and Gaming Authority (“SLGA”), Alberta Gaming, Liquor and Cannabis (“AGLC”) and Manitoba Liquor and Lotteries Corporation (“MLLC”), allowing availability of Pure Sunfarms’ products to five of Canada’s provinces. Pure Sunfarms continues to advance discussions with other provincial distributors for supply agreements to further expand its presence in the Canadian cannabis market. In May 2020, Pure Sunfarms received its cannabis cultivation license from Health Canada for the Delta 2 facility, providing an additional 1.1 million square feet of production capacity, enhancing its ability to grow, package and sell cannabis and cannabis extracts. Pure Sunfarms also received amended licensing from Health Canada in the fall of 2020, permitting in-house extraction operations and the sale of cannabis derivative products directly to provincial boards and authorized retailers. On June 30, 2021, Health Canada amended the Delta 2 facility license received in May 2020, permitting Pure Sunfarms to cultivate cannabis in the completed west half of the facility. In the west half of the facility, Pure Sunfarms has planted seven flower rooms and began harvesting in November 2021. Management is currently evaluating the timing of the expansion and completion of the east half of the facility in concert with supply and market demands.

Pure Sunfarms has continued expansion of its direct to provincial sales in 2021 and 2020 and is now the top selling flower brand in Ontario based on weekly point of sales data. In addition, Pure Sunfarms launched new dried cannabis products such as pre-rolled flower and commenced sales of cannabis derivative products, including pre-filled vape cartridges, edibles and bottled cannabis oils. Pure Sunfarms’ sales were approximately 74% in branded sales and 26% in non-branded sales in 2021, as compared to 54% of revenue from branded flower and pre-roll sales, with an additional 5% from branded cannabis oil and vape pens, which Pure Sunfarms launched in September 2020, and 41% of revenue from non-branded sales in 2020. We believe that Pure Sunfarms is the leading low-cost high-quality producer in the Canadian market and its low-cost structure, primarily driven by economies of scale and large-scale greenhouse experience, is sustainable and provides a competitive industry advantage. Pure Sunfarms’ cost structure should allow a continued increase of incremental market share as we go to market at a lower price for most of our products than other licensed producers can maintain.

Village Farms acquired Rose LifeScience in November 2021. In the fourth quarter of 2021, Pure Sunfarms, via our relationship with Rose LifeScience, began generating sales in Quebec. Pure Sunfarms and Rose are developing a business strategy that leverages the strengths of both companies, while providing a means to distribute Pure Sunfarms’ products to Quebec’s consumers.

Due to the Health Canada limitations on marketing, branding, and packaging rules, it is difficult to distinguish our products which places more emphasis on our ability to manage the price, potency and quality. Pure Sunfarms’ British Columbia grown flower and extracts continue to distinguish themselves from the competition due to the agricultural expertise of our growers and brand management, which we believe ensures the highest quality cannabis at the right price.

The retail channel remains very competitive and continues to experience an oversupply situation as the licensed growers are producing more cannabis than the current legal recreational market is purchasing. This situation is a function of too many federally licensed cannabis producers (“License Holder” or “LPs”). In response, many LPs have either curtailed or halted their cannabis production to right size the supply to consumer demand. We anticipate continued industry consolidation and attrition as LPs face margin compression, high operating costs and seek potential synergistic benefits from consolidation with an aim to generate positive earnings and cash flows from operations. Furthermore, the cannabis industry is not immune to COVID-19 impacts which has adversely affected key markets in Canada, particularly in Ontario, as the provincial government has imposed access restrictions at points throughout the pandemic. As the industry matures, we believe that Pure Sunfarms will be well-positioned as one of the best-selling brands in Canada, while we continue to evaluate and seek to secure partnerships to realize future opportunities to expand our sales, products and footprint in Canada and internationally.

Rose LifeScience

                Village Farms acquired 70% ownership of privately-held Rose on November 15, 2021. Rose is the Quebec operational unit of Village Farms’ Canadian cannabis business segment, with its headquarters in Huntingdon, Quebec. Rose is a leading third-party cannabis products commercialization expert in the Province of Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada as well as Quebec-based micro and craft growers. With decades of regulated-market experience, Rose partners with cannabis companies to assist in commercializing their products, distributing the products throughout Quebec and ensuring a strong presence in the marketplace. Rose champions Quebec producers by working directly with micro-producers to advance homegrown, craft products in the province and easing the burden of commercial complexities facing smaller, local businesses. Rose also works with CAREY 3PL, their preferred carrier, to provide full-scale direct-to-store logistics and distribution services to meet the ever-changing needs of their customers.

Rose cultivates and processes cannabis at their Huntingdon-based 55,000 square-foot CEA facility. The indoor controlled growing facility was commissioned in 2020 and is licensed for use by Health Canada. Rose has been granted environmental rebates from the government of Quebec for its energy efficient design. The CEA is outfitted with special filtration on the facility exhausts to reduce greenhouse gas emissions, lessen odors and minimize the impact on the local community. In addition, Rose has a team of experienced cannabis growers developing innovative products and distinctive strains.

Rose LifeScience adds a highly experienced, successful, Quebec-based leadership team that is now reinforced by the industry knowledge, financial backing and human capital of Village Farms and Pure Sunfarms to grow and expand its footprint throughout Quebec as well as other provinces.

Canadian Cannabis Industry Overview

Legal History of Medical Cannabis in Canada

Prior to October 17, 2018, the production, distribution, and use of cannabis for medical use was and has been legal in Canada since 2001, first under the federal Medical Marihuana Access Regulations, which established a legal regime for the licensing of cannabis producers and the sale of dried cannabis to registered patients pursuant to a medical document provided by a health care practitioner. The Medical Marihuana Access Regulations were later replaced with the Marihuana for Medical Purposes Regulations (“MMPR”), and then the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) as a result of a decision by the Federal Court of Canada (the “Federal Court”) in Allard v. Canada. The Federal Court held that requiring individuals to obtain cannabis only from federally licensed cannabis producers violated liberty and security rights protected by section 7 of the Canadian Charter of Rights and Freedoms. The Federal Court found that individuals who require cannabis for medical purposes did not have “reasonable access” under the MMPR regime. Accordingly, the ACMPR contemplated both access to medical cannabis through a License Holder or through personal production exemptions, thereby giving patients reasonable access to, and choice of, cannabis product. The ACMPR provided three possible alternatives for individuals to access cannabis for medical purposes: (i) they can continue to access quality-controlled cannabis by registering with federal License Holders; (ii) they can register with Health Canada to produce a limited amount of cannabis for their own medical purposes (starting materials must be obtained from a License Holder); or (iii) they can designate someone else who is registered with Health Canada to produce cannabis on their behalf (starting materials must be obtained from a License Holder).

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

Adult Use Cannabis

The Company participates in the Canadian adult use market for cannabis in compliance with all applicable federal and provincial laws and regulations concerning the Canadian adult use cannabis market. The Cannabis Act and the Cannabis Regulations provide a licensing scheme for the production, importation, exportation, testing, packaging, labelling, sending, delivery, transportation, sale, possession, and disposal of cannabis for non-medicinal use (i.e., adult recreational use). Transitional provisions of the Cannabis Act provide that every license issued under the ACMPR that is in force immediately before the day on which the Cannabis Act comes into force is deemed to be a license issued under the Cannabis Act, and that such license will continue in force until it is revoked or expires.

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

Manitoba: The Government of Manitoba has implemented a ‘‘hybrid model’’ for cannabis distribution, whereby supply is secured and tracked by the Manitoba Liquor and Lotteries Corp. (“MLLC”); however, licensed private retail stores are also permitted to sell recreational cannabis.

Alberta: The Government of Alberta has implemented a cannabis framework providing for the purchase of cannabis products from private retailers that receive their products from a government-regulated distributor, the Alberta Gaming and Liquor Commission (“AGLC”), similar to the distribution system currently in place for alcohol in the province. Only licensed retail outlets are permitted to sell cannabis with online sales run by the AGLC. The Government of Alberta recently passed an amendment to the Gaming, Liquor and Cannabis Act that will allow online sales of cannabis by licensed retail outlets once the amendment is proclaimed into force.

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

British Columbia: Recreational cannabis is sold through both public and licensed privately operated stores, with the provincial Liquor and Cannabis Regulation Branch handling licensing of private stores and the British Columbia Liquor Distribution Branch (“BCLDB”) handling wholesale distribution.

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

Several of the provinces and territories have been actively working to secure supply agreements from existing federal License Holders. Pure Sunfarms has entered into supply agreements with the OCS, SLGA, BCLDB, AGLC, MLLC and is in discussions with several other provinces with respect to entering supply agreements. On November 15, 2021, Village Farms acquired Rose LifeScience, which is a producer, supplier and commercialization expert in the Province of Quebec.

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

Our U.S. Cannabis Segment

Village Farms’ U.S. cannabis segment includes Balanced Health and VF Hemp.

Balanced Health

On August 16, 2021, the Company acquired 100% interest in privately held Colorado-based Balanced Health. Balanced Health is one of the leading CBD and other cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality cannabinoid-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM. Through its strong, long-term partnerships, we believe that Balanced Health is uniquely positioned to ensure seamless sourcing, manufacture and sale of their affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers. The strong management team of BHB adds a wealth of leadership and industry experience across healthcare, technology, consumer packaged goods and cannabis.

Balanced Health is intensely focused on high quality standards and sources non-GMO and pesticide free hemp directly from U.S. Hemp Licensed farms through partnerships and contractual relationships. BHB collaborates with hemp extraction partners using advanced proprietary methods and rigorous testing to ensure product quality and concentration guidelines. In its 8,000 square foot facility, Balanced Health provides on-site bottling, labeling and packaging that follow the FDA’s Current Good Manufacturing Practice (“cGMP”) guidelines. Balanced Health was awarded U.S. Hemp Authority Certification for its commitment to quality and safety of its products and also achieved Generally Recognized as Safe designation, an evaluation its products are recognized as safe for consumption for CBD Isolate (“ISO”), Full-Spectrum CBD (“FSO”) and Broad-Spectrum CBD (“BSO”). In the event that the FDA regulates CBD, and the overall Food, Drug and Mass Merchandise (“FDM”) channel accepts ingestible CBD products, we believe that Balanced Health is uniquely positioned to immediately capitalize on the opportunity.

Balanced Health’s CBD and other cannabinoid product portfolio primarily includes oils, ingestibles and topicals to meet any consumer’s needs and consumption preferences. The majority of sales are within the United States. Balanced Health has a presence in over 4,000 retail locations across health and wellness, independent pharmacies, convenience stores and lifestyle shops. And, BHB also has an industry-leading Ecommerce platform with an extensive customer base and following.

VF Hemp

The Company entered the U.S. Hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. As Village Farms was not experienced in outdoor field growing, the Company created two U.S. based joint ventures – Village Fields Hemp, Inc., in which it owns 65% and Arkansas Valley Green and Gold Hemp (“AVGGH”), in which it owns 60%, with 5% owned by VFH. The remaining interests in both U.S. hemp joint ventures were partners who had experience in outdoor growing of hemp (VFH) and cannabis (AVGGH). The State of Texas approved the production, manufacture and retail sale of hemp crops and products in June 2019. We wrote off the investment in AVGGH in 2019 due to losing the biomass during a windstorm. Currently, VF Hemp is not cultivating hemp as we await FDA clarity on the use of CBD.

United States Cannabis Industry and Regulatory Overview

Village Farms does not maintain any direct or indirect investment in cannabis or cannabis-related products in its U.S. operations, excluding Balanced Health’s CBD and other cannabinoid business and the VF Hemp joint venture. The Company targets its efforts on participating in federal and state permissible activities in the U.S. Village Farms does not engage nor intend to engage in direct or indirect business with any business that derives revenue, directly or indirectly, from the sale of cannabis or cannabis-related products in any jurisdiction where the production and sale of cannabis is unlawful under current applicable laws.

The Company owns and operates four greenhouse facilities in west Texas consisting of nearly six million square feet of produce production area, where we produce and distribute tomatoes. The Company has proven experience converting its produce greenhouses to cannabis greenhouses, as evidenced by its Pure Sunfarms’ Delta 3 and Delta 2 greenhouses located in British Columbia, Canada. Village Farms is strategically positioned, utilizing decades of agricultural experience coupled with its Pure Sunfarms’ operational and product expertise, to convert its existing greenhouses when legally permitted to do so.

As of December 31, 2021, thirty-eight states plus Washington, D.C. passed medical marijuana laws and eighteen states plus Washington, D.C. passed recreational laws. Public support for the adult-use legalization of cannabis has increased significantly across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis with a delta-9 THC level of more than 0.3% by dry weight (“marijuana”) continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act ("CSA"), making it illegal under federal law in the United States to cultivate. distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law. As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation.

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a compliance standard for marijuana related businesses. The Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. The Cole Memorandum was rescinded by Attorney General Jeff Sessions in January 2018, however, the DOJ guidance on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana related businesses appears to be relatively unchanged. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Until the United States Congress amends the CSA with respect to marijuana, there is a risk that federal authorities may enforce current U.S. federal law.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and cannabinoids derived from industrial hemp so long as the delta-9 THC concentration is less than 0.3% by dry weight, from the CSA and allows for industrial hemp production and sale in the United States. The U.S. Food and Drug Administration has retained authority over the addition of CBD and other cannabinoids to products that fall within the Food, Drug and Cosmetic Act (''FDCA"). To date, the FDA deems that it is currently illegal to add CBD to a food or beverage, and the FDA does not deem CBD a dietary supplement as the agency cannot conclude that CBD is "generally recognized as safe" among qualified experts for its use in human or animal food. There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA.

There are three major pieces of cannabis legislation currently in process, the Marijuana Opportunity Reinvestment and Expungement (“MORE”) Act, the Strengthening the Tenth Amendment Through Entrusting States (“STATES”) Act and the Secure and Fair Enforcement (“SAFE”) Banking Act.

The MORE Act passed the House of Representatives in December 2020, but the bill did not advance to the Senate. The MORE Act has been reintroduced to the House of Representatives on May 28, 2021 with some minor changes. The December 2020 vote marked the first time in over fifty years that a chamber of Congress addressed ending the federal criminalization of marijuana. If the revised MORE Act is passed by the House of Representatives, the next step for the MORE Act is introduction to the Senate. The MORE Act would deschedule and decriminalize cannabis at the federal level. The MORE Act would remove marijuana from the list of federally controlled substances, allow states to set their own marijuana policy and establishes a process to expunge convictions and conduct hearings related to prior federal cannabis offenses. The MORE Act also institutes a five percent federal sales tax on all cannabis products and creates a trust that utilizes the tax revenue to support various programs and services in communities impacted by the war on drugs.

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

The SAFE Banking Act passed the House of Representatives in September 2019 but has not passed the Senate. In September 2021, the House of Representatives included the SAFE Banking Act as an amendment to the National Defense Authorization Act for the fiscal year 2022, but the SAFE Banking Act was removed from the Defense Spending Bill by a Senate conference committee in December of 2021. The SAFE Banking Act is designed to prohibit federal banking regulators from punishing financial institutions from providing services to legitimate cannabis companies, their owners, and employees. In particular, a federal banking regulator cannot terminate or limit deposit insurance, prohibit or penalize a financial institution from providing services to legitimate cannabis-related business or take any adverse or corrective action on a loan made to a legitimate cannabis-related business.

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

Since we do not conduct any cannabis-related business in the United States aside from our Balanced Health cannabinoid products and VF Hemp joint venture, the SAFE Banking Act would not alter the current financial services for the Company. However, the ability to access public capital for all legitimate cannabis-related companies could provide the industry with additional financing avenues not available today as well as reducing the overall cost of capital.

In addition, several bills have been introduced in 2021 which further highlight the positive environment to pass federal legislation legalizing cannabis. The Cannabis Administration and Opportunity Act was introduced on July 14, 2021 by Senators Chuck Schumer, Cory Booker and Ron Wyden. And the States Reform Act was introduced on November 15, 2021 by Representative Nancy Mace, the first time a cannabis bill was proposed by a Republican party member. Although the bills differ in many ways, both bills seek to deschedule marijuana from the Controlled Substance Act, impose federal excise tax provisions, provide justice reform for non-violent cannabis offenses, permit movement of cannabis products through interstate commerce, and transfer agency jurisdiction from the Drug Enforcement Administration. While federal legislation did not occur in 2021, states continue to introduce and pass their own legislation to mitigate federal constraints imposed on cannabis business within a state.

Texas Cannabis Industry and Regulatory Overview

The Texas Legislature meets every two years beginning on the second Tuesday in January and commencing for 140 calendar days. The 2021 session began on January 12, 2021 and ended on May 31, 2021. Texas advocates, lobbyists and some legislators attempted to take advantage of the current momentum behind marijuana policy reform in the U.S. and filed nearly three dozen bills for the 2021 session. The bills reflect similar policy reform presented at the national level, including criminal justice reform and decriminalization of marijuana possession, expanding compassionate use programs and repealing marijuana prohibition entirely by legalizing responsible adult use.

While the 2021 legislative session was largely focused on addressing the catastrophic freeze and failures of the Texas energy supply, a modest expansion to the medical cannabis program, the Texas Compassionate Use Program (“TCUP”), did pass.  TCUP provides low-THC cannabis oil to registered patients who have a prescription from their physician. This legislation added post-traumatic stress disorder, any form of cancer, and any condition that is part of a medical cannabis research program to the list of conditions which qualify patients for TCUP.  The legislation also raised the overall THC by weight cap from 0.5% to 1.0%.  Since the law went into effect on September 1, 2021 through the period ending January 31, 2021, the patient count has risen by 120% from roughly 8,200 to just over 18,000 patients and the participating physician count has risen by 27% to just over 500. Consequently, advocates expect that Texas will open TCUP up to more license applications sometime in the near future.

The legislature will not meet again until 2023.  Thus, any significant changes to Texas cannabis laws and policy will not occur until May 2023 or later.

Our Greenhouse Produce Segment

The Company commenced its produce operations in 1989 and maintains produce operations under both its U.S. subsidiary, Village Farms L.P., and its Canadian subsidiary, Village Farms Canada Limited Partnership. The Company owns and operates four greenhouse facilities in west Texas totaling 130 acres and one produce greenhouse in Delta, B.C. totaling 60 acres. The Company also represents third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 58% of the Company’s 2021 gross produce revenues.

The Company grows tomatoes at its own facilities. Approximately 84% of its total 2021 produce sales were tomatoes, 10% peppers, 4% cucumbers and 2% mini-cukes, as compared to total 2020 produce sales comprised of 85% tomatoes, 10% peppers, 4% cucumbers and 1% mini-cukes. The Company sells produce predominantly to retailers in the United States and Canada. For both 2021 and 2020, roughly 84% of the Company’s sales were in the United States, respectively, with the top two customers comprising 22% of produce sales in 2021 and 27% in 2020. Retail direct sales were approximately 69% and 76% of total produce sales for 2021 and 2020, respectively, with the balance to wholesale customers who service small retailers or other markets such as food service.

While the Company grows in greenhouses, as does its produce supply partners, produce production is lower in the winter months as compared to the summer months. As such, the produce business has seasonality to its produce sales. Historically, the Company has had higher sales in its second and third quarters and lower sales, due to lower volumes, in the first and fourth quarters.

The produce business is competitive, and the Company’s primary competition consists of large commercial producers. There is an abundance of growers as discussed in the Greenhouse Vegetable Industry Overview, which has resulted in an oversupplied market resulting in our retail customers continually pressing for price reductions. Due to the perishable nature of the produce business, pricing is very sensitive to the daily demand versus supply in each produce category, with the Company’s primary category being tomatoes. We try to combat the commoditization of the tomato category by offering unique tomatoes such as the Heavenly Villagio Marzano® and Sinfully Sweet Campari® as a means of distinguishing Village Farms to our retail customers but the large tomato varieties such as tomatoes on the vine (“TOVs”) and beefsteak are still a predominant part of the Company’s produce business and industry sales. Our produce business has limited trademark or brand loyalty.

Greenhouse Vegetable Industry Overview

(A) The North American Industry

The greenhouse vegetable industry in North America has experienced rapid growth over the past 20 years, particularly in the western regions of the United States, southwest British Columbia and southern Ontario in Canada, and concentrated areas in Mexico. Mexico is the largest producer of greenhouse tomatoes followed by Canada and the United States.

(B) Greenhouse Industry — United States

The majority of greenhouse vegetable producers in the United States are located in the southwestern and western states, where the growing conditions are more ideal for winter growing operations and the possibility of year-round production. New greenhouse facilities have recently been completed and planned in the northern U.S. to be closer to major population centers. These facilities have lights to allow for production in the winter months. Producing in the winter months is advantageous as produce prices are generally higher, although with increasing Mexican production (which produce in the winter months), seasonal pricing fluctuations are gradually decreasing. The majority of greenhouse tomatoes produced in the United States are used for domestic consumption, and producers in the United States benefit from high yields, consistent product quality, year-round supply, and closer proximity to its customers. In order to meet domestic demand, the United States imports a significant portion of its supply of greenhouse tomatoes from Canada and Mexico.

In addition, many U.S. growers of labor-intensive crops rely on immigrant workers from countries such as Mexico. The demand for farm labor in the U.S. continues to grow while the labor supply remains constant or slightly decreasing, leading to rising wages and benefits. U.S. employers may utilize H-2A workers to assist in fulfilling their labor needs. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. The H-2A worker has additional costs to the greenhouse grower as the H-2A program has set a Texas state-level minimum prevailing wage of $13.08 in 2021. Additionally, growers must pay for worker expenses, such as transportation costs and housing.

(C) Greenhouse Industry — Canada

Among the North American greenhouse vegetable producers, Canada is the largest supplier from April to October. Several factors, including climatic advantages (cooler summer temperatures) and the proximity of greenhouse producers to consumer markets, contribute to Canada’s favorable positioning relative to the United States during that time period. The primary markets for greenhouse produce grown in British Columbia include the west and northwest regions of the United States, as well as western Canada, while the primary markets for Ontario produce include the east and central regions of the United States, as well as eastern Canada.

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

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing. Mexican growers are continuing to invest in greenhouses and other technology to improve production and yields. As the greenhouse industry is a labor-intensive business, the labor costs are a significant portion of overhead. Mexico has a considerable wage advantage versus the U.S. due primarily to the lower cost of living in Mexico. The U.S. Federal minimum wage has remained constant since 2019 at US$7.25 per hour; the Texas prevailing hourly wage for H2-A workers is $13.08 in 2021 and $13.88 in 2022. Mexico’s minimum wage for 2021 was 141.70 Mexican pesos a day or approximately US$7.10 per day and increased to 172.87 Mexican pesos a day or approximately US$8.28 per day on January 1, 2022.

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

Intellectual Property

We have registered many trademarks and service marks in the United States, Canada and Mexico. The following is a list of the key trademarks and service marks the Company has registered for our produce: Village Farms Logo®, BC Grown Logo®, Texas Grown Logo®, A Revolution in Flavor®, Baby Beefs®, Blissfully Bright®, Cabernet Estate Reserve®, Cheeky Sweets®, Cherry No.9®, Cherry No.9 Fall in Love Again®, Delectable TOV®, Exquisite Heirloom®, Fall in Love Again®, From Our House To Your Home®, Garden Fresh Flavor®, Good for the Earth®, Heavenly Villagio Marzano®, Home Choice®, Hydroperfect®, Hydroperfect Campari®, It Takes a Village®, Juicy Beefsteak®, Lip Smackin’ Grapes®, Lorabella Blossom®, Maverick Mix®, Mini Sensations®, No.9®, Savory Roma®, Scrumptious Mini®, Sensational Sara®, Sinfully Sweet®, Sinfully Sweet Campari®, Sweet Bells®, Ture Rebel Mix®, Village Farms® , Village Fields®, Villagio Chef’s Pack® , Villagio Magic Mix® , Villagio Marzano® and Where Freshness is Always in Season®.

We also have the following trademarks registered for Pure Sunfarms in Canada: Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Everyday PremiumTM, Farm to FlowerTM, Hit The GasTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, SoarTM, Soar CannabisTM , The BakeryTM, Purple Sun GodTM, and Pure Sun CBDTM.

We have the following trademarks registered and service marks in the United States, Canada, Europe and Costa Rica for Balanced Health: Balanced Health Botanicals®, BOTA®, BOTA Hemp®, CBDefine®, CBDistilleryTM, CBDistileryRX®, CBDOL®, Gimmick-free CBD®, Pick A Phyte®, Terpsolate®.

We also have the following trademarks registered for Rose LifeScience in Canada: RoseTM, Rose LifeScienceTM, Rose LifeScienceVieTM, DLYSTM, ElektTM, PromenadeTM, Pure LaineTM, Tam TamsTM.

Employees

We have approximately 1,800 employees and contract workers throughout all of our brands, Village Farms Fresh, Pure Sunfarms, Rose LifeScience, Balanced Health Botanicals, Village Farms Hemp and VF Clean Energy. The majority of our employees and contract workers are employed in our produce and cannabis greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy a good working relationship with our employees.

Human Capital

We respect diversity and accordingly are an equal opportunity employer that does not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex or gender (including pregnancy, childbirth and related medical conditions), gender identity or gender expression (including transgender status), sexual orientation, marital status, military service and veteran status, physical or mental disability, protected medical condition as defined by applicable state or local law, genetic information, or any other characteristic protected by applicable federal, state, or local laws and ordinances.  Our management team is dedicated to ensuring the fulfillment of this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities, access to facilities and programs, and general treatment during employment. The Company is proud to bring together individuals from a wide breadth of industries, backgrounds, and experiences, and promotes a culture of belonging. Additionally, we respect the religious beliefs and practices of all employees and will endeavor to make a reasonable accommodation if those religious beliefs or practices conflict with an employee’s job unless the accommodation would impose an undue hardship on the operation of our business.

Paid vacation time is available for all employees in accordance with the Company’s Paid Time Off (“PTO”) Policy. In addition to good working conditions and competitive pay, it is the Company’s policy to provide a combination of supplemental benefits to all eligible employees.  In keeping with this goal, each benefit program has been carefully devised.  The Company provides all full-time employees with life insurance and accidental death & dismemberment (“AD&D”) insurance beginning on their date of hire.  Currently, the Company pays the full premium for such coverage.  Eligible full-time U.S. employees may participate in the Company’s 401(k) savings plan beginning ninety days after the date of hire.  Currently, the Company matches a portion of eligible employee contributions.

In Texas, Village Farms opted out of the state-run workers’ compensation insurance program. Village Farms is self-insured and utilizes private insurance to provide benefits to employees in the event of a work-related injury or occupational disease in lieu of workers’ compensation insurance. All employees outside of Texas are covered under our Workers’ Compensation policy, which also covers accidental injuries or illness which occur during working hours or conditions caused by work activities. Both our private insurance and workers’ compensation are paid by the Company. The private insurer provides for the payment of medical expenses and weekly compensation payments during the period of an employee's work-related injury or illness and Village Farms reimburses the private insurer in whole. In addition, Village Farms maintains stop gap coverage with their private insurance carrier to prevent the liability of a significant claim. The Company has a long-standing philosophy of taking pride in its practices to ensure the safety, health, and well-being of our employees. To ensure a safe and healthful workplace environment, the Company has established a program that serves to outline our commitment to this philosophy and the Company provides guidance to all employees on the standards for compliance.

In Canada, Village Farms and Pure Sunfarms offer competitive extended health care and dental benefits which include an additional health spending account, a sponsored group retirement savings plan with company matching and wellness days. As part of their wellness program, Pure Sunfarms hired a full-time occupational registered nurse to lead the wellness initiatives, guide the organization during the covid pandemic and cultivate best-in-class health, safety and wellness practices. Pure Sunfarms’ innovative wellness program offers opportunities to employees that include mental health wellness, yoga, mindful meditation and nutrition sessions virtually and on-site, along with one paid volunteer day per year to all full-time employees.

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

Social Responsibility

Village Farms has stood by its core Good for the Earth principles since the Company’s inception over 30 years ago. Since its inception, Village Farms is guided by a Sustainable Agriculture Policy, which integrates three main goals, environmental health, economic profitability, and social and economic equality. The Company’s greenhouse growing is the environmentally sustainable future of farming in its ability to preserve natural resources, such as reduced water usage while growing more on less land.  In Controlled Environment Agriculture, soil erosion, air pollution, and greenhouse gas emissions are largely neutralized.  In addition, Village Farms’ investments in the latest technological advancements, and its ability to produce higher yields per square meter, mean there is more GMO-free products grown with little impact to the environment. In addition, the Company’s clean energy facility converts methane gas from a nearby landfill to energy sources that are utilized in its greenhouses in Canada, helping to reduce greenhouse gas emissions and provide heat and carbon dioxide for our crops.

The Company’s greenhouses rely on, and have successfully employed, non-chemical methods for pest control known as Integrated Pest Management, whereas beneficial insects largely alleviate the need for pesticides. Our greenhouses utilize biodegradable coconut fiber or rockwool, not soil, to support the plants in a hydroponic solution, so there is no soil erosion or loss of precious nutrients. Pure Sunfarms’ greenhouses installed blackout curtains to reduce energy consumption, mitigate light pollution and protect ecosystems to minimize the impact to the greater Vancouver area. At all greenhouse facilities, Village Farms sterilizes and recirculates water numerous times. In Texas, discharged water is used to irrigate an adjacent track of land where a local rancher is then able to graze his cattle year-round and in Delta, B.C., Pure Sunfarms collects rainwater throughout the year to minimize the use of external water sources while utilizing renewable hydroelectricity as its main power source.

Rose LifeScience’s indoor controlled growing facility in Quebec was granted environmental rebates from the local government for its energy efficient design. The facility is digitally responsive as the growing rooms are equipped with technology that interprets and responds to the needs of the growers and the plants. The energy-conscious building design helps reduce greenhouse gas emissions and the facility is outfitted with special filtration to reduce odors and minimize any impact to the local community.

Balanced Health is intensely focused on product quality and conducts internal and third-party quality testing across the supply chain and at all stages of the cannabinoid creation process to confirm the purity and concentration of its products. All hemp utilized by BHB is required to be non-GMO, pesticide free and is tested for compliance. Balanced Health is one of thirteen companies awarded U.S. Hemp Authority Certification for its commitment to quality and safety of its products and has also achieved Generally Recognized as Safe designation, an evaluation that its products are recognized as safe for consumption for full-spectrum, broad-spectrum and isolate CBD.

The Company has memberships in core industry associations such as the United Fresh Produce Association and the Produce Marketing Association, where leaders explore strategies and provide solutions to expand fresh produce consumption and strive to feed a growing world population. Pure Sunfarms is the founder of Cannabis Cultivators of B.C. dedicated to advocating for the growth of a responsible cannabis industry and advancing a favorable social, economic and business environment for cannabis cultivation in B.C. Village Farms continues to contribute and distribute fresh produce to help feed those in need, as well as champion volunteer efforts in national food banks, such as Feeding America and Conscious Alliance. Donation efforts to food banks and food pantries are also localized in all the regions where company offices and facilities are located. On a community level, local involvement in organizations such as the Canadian Cancer Society, American Lung Association, Wounded Warrior Fund, NAACP education fund, Rotary clubs, hospitals, and community art outreach activities, are just some of the diverse charitable contributions the company supports.

Corporate Information

Village Farms is a publicly traded company in the United States on The Nasdaq Stock Market LLC (“Nasdaq”), under the symbol “VFF”. VFF was incorporated pursuant to the Canada Business Corporations Act (“CBCA”) in 2003. Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3 (telephone: 604-940-6012).

VFF’s principal operating subsidiaries as of December 31, 2021 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc., Pure Sunfarms Corp., Balanced Health Botanicals, LLC and Rose LifeScience Inc. VFF also owns a 65% equity interest in Village Fields Hemp USA LLC and a minority interest in Altum International Pty Ltd.

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

We are also a reporting issuer under the securities laws each of the provinces and territories of Canada and accordingly our public filings with Canadian securities regulators are available under our issuer profile at www.sedar.com.

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
•

We have identified a material weakness in our internal controls over financial reporting relating to compliance with one of our debt covenants, which has been waived subsequent to year end. If we had failed to remediate the debt covenant in a timely manner or at all, our liquidity and financial condition may be materially adversely affected, and in that case, our shareholders could lose confidence in our financial position and reporting, which would harm our business and could negatively impact the price of our Common Shares.

•	We are subject to restrictive covenants under our Credit Facilities (as defined in Liquidity and Capital Resources below);
•	We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance, and operations for Pure Sunfarms;
•	We may be unable to manage our growth successfully;
•	Our operations are subject to natural catastrophes;
•	We may suffer from uninsured and underinsured losses;
•	Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs and potential supply disruptions;
•	Our business and operating results rely on effective quality control;
•	We face risks related to cyber security attacks and other incidents;
•	Our potential international expansion may heighten our operational risks;
•

There can be no assurance that our current acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations;

•

There can be no assurance that future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations;

•	Our competitive position may be affected by technological advances;
•	Our products may be subject to recalls;
•	We are subject to risks related to payment from our customers;
•	We face risks related to intellectual property;

Industry Risk Factors

•	The legal cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated;
•	Our success depends on our ability to attract and retain customers;
•	Pure Sunfarms and Rose LifeScience may be affected by cannabis supply and demand fluctuations;
•	We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis;
•	We face significant competition in the cannabis industry;
•	Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and CBD industries may further intensify competition;
•	Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis;
•	Pure Sunfarms and Rose LifeScience are subject to cannabis-related security breaches, which could result in significant losses;
•	Our revenues may be impacted by fluctuating market prices for our products;
•	We face risks inherent in an agricultural business;
•	We face risks associated with cross-border trade;
•	Retail consolidation in the markets in which we participate may negatively affect our operations and profitability;
•	We may be negatively affected by the customer credit risk of our customers;

Legal and Regulatory Risks Factors

•	Our cannabis operations in Canada require licenses to grow, store and sell cannabis;

•	Our cannabis operations in Canada are subject to laws, regulations and guidelines related to the cannabis industry;
•	Our cannabis operations in Canada are subject to marketing restrictions under the Cannabis Act;
•	Our cannabis operations in Canada are subject to Canadian supplier standards;
•	The ability of our Canadian cannabis companies to sell cannabis may be restricted by the Canadian Free Trade Agreement;
•

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations;

•	Restricted access to banking, including anti-money laundering laws and regulations;
•	Changes in the laws, regulations and guidelines governing cannabis, U.S. hemp or CBD derived products may adversely impact our business;
•	We may be subject to product liability claims;
•	Our greenhouse produce business is subject to certain regulations;
•	Our marketing programs use customer information and other personal and confidential information as well as digital communications, which may subject us to liability if we misuse this information;
•	We are subject to environmental, health and safety, and other governmental regulations and we may incur material expenses in order to comply with these regulations;
•	We may experience environmental, health and safety incidents;
•	Our VF Hemp and Balanced Health business are subject to FDA and USDA regulation;

Labor and Employment Risks Factors

•	Our operations are dependent on labor availability;
•	We may be negatively affected by the use of third-party transportation services for our products;
•	We rely on third-party distributors;
•	Our operations depend on our key executives;

Tax Risk Factors

•

If we are classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors;

•	VF Canada GP and VF Canada LP may be deemed to maintain a U.S. permanent establishment for tax purposes;
•	Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and our financial results;
•	The IRS may assert that the Advances by VF Opco to U.S. Holdings was equity in the U.S. borrower for income tax purposes;
•	The IRS and Canada Revenue Agency may challenge our transfer pricing;
•	U.S. Holdings may be considered a U.S. real property holding corporation, which may result in income and withholding taxes with respect to a distribution by U.S. Holdings to VF Opco;

Common Shares Risk Factors

•	Our market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value;
•	Future issuances or sales of our Common Shares by us or by our shareholders could cause our share price to fall;
•	Certain Canadian laws could delay or deter a change of control;
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

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. We continue to closely monitor the rapid evolution of COVID‐19 with a focus on the jurisdictions in which the Company and its subsidiaries operate. During this ongoing period of uncertainty, it is our priority to safeguard the health and safety of our personnel, support and enforce government actions to slow the spread of COVID‐19, and continually assess and mitigate the risks to our business operations. We have taken responsible measures to maximize the safety of staff working at all of our facilities. This includes reorganizing physical layouts, adjusting schedules to improve physical distancing, implementing extra health screening measures for employees, and applying rigorous standards for personal protective equipment. The Company continues to maintain regular communications with legal and government representatives, suppliers, customers, and business partners to identify and monitor any potential risks to our ongoing operations. The production and sale of produce and cannabis has been recognized as an essential service throughout the U.S. and Canada. Cannabis sales in Canada are primarily with government bodies, which continue to offer end customers online ordering and home delivery options. Consumer market retail stores are generally permitted to remain open in the U.S. and Canada subject to adhering to the various health and safety measures. All of our facilities in the U.S. and Canada continue to be operational and we continue to work closely with local, national, and international governmental authorities to ensure that we are following the required protocols and guidelines related to COVID‐19 within each region. However, our Canadian and U.S. cannabis operations and financial performance (including with respect to Pure Sunfarms) were negatively impacted by COVID-19 in 2020 and 2021. Given the ongoing and dynamic nature of the COVID-19 pandemic, we cannot predict the extent to which COVID-19 will impact our financial results and operations in the future, and our results may be materially adversely affected by COVID-19 in 2022.

We may be unable to remain profitable.

Our ability to generate net earnings and remain profitable is based, in part, on our ability to manage our cannabis profit margins and earnings before interest, tax, depreciation and amortization (“EBITDA”) as well as maintaining tomato production at a low-cost structure to support our produce margins. These margins are dependent upon our ability to continue to profitably sell our products and to be the supplier of choice to our customers. The failure to execute on our low-cost structure at favorable margins or an increase in cost of goods or operating costs could have a material adverse effect on the financial condition, results of operations, and cash available.

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

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic and any resulting recession or economic slowdown (particularly in Canada and/or in the United States) could reduce our productive capacity, labor availability (see “Our operations are dependent on labor availability” below) and operations generally, may reduce demand for our products (see “Pure Sunfarms and Rose LifeScience may be affected by cannabis supply and demand fluctuations” below) and could overall affect our ability to achieve profitability. In addition, any significant disruption of global financial markets, reducing our ability to access capital or our Credit Facilities (as defined in Liquidity and Capital Resources below), could negatively affect our liquidity. Any of the foregoing effects from the COVID-19 pandemic could materially adversely affect our business, prospects and future results of operations, and the value of our Common Shares.

We may need additional financing to further develop our business.

The continued operations and development of our business may require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. For example, on January 20, 2021, we completed a registered direct offering for the purchase and sale of an aggregate 10,887,097 Common Shares at a public offering price of US$12.40 per Common Share for gross proceeds of approximately US$135 million. Although we believe we have sufficient liquidity to meet our cash requirements for the foreseeable future, we may require additional equity financing which may have a dilutive effect and may not be achievable due to market conditions (including as a result of the COVID-19 pandemic) or other reasons. The failure to raise such capital could result in the delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

We are dependent on the availability of financing under our Credit Facilities. Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expand into new business lines. For more information, see “We are subject to restrictive covenants under our Credit Facilities” below.

The Company has also provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan with Farm Credit Canada (“FCC”). We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our operating loan (“Operating Loan”), which matures in May 2024. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. An inability to draw down upon our Operating Loan, or to amend or replace the Operating Loan on favorable terms (or at all), could have an adverse effect on our businesses and our financial condition.

Pure Sunfarms has term loans and a revolver loan with a bank syndicate that mature in February 2024 (the “Pure Sunfarms Term Loans”). The bank syndicate loans have quarterly financial covenants; an inability to adhere to these financial covenants could accelerate one or more of the bank syndicate loans which could have a material adverse effect on our cannabis business and our financial condition.

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

Pure Sunfarms, which represented a significant portion of our net income for the year ended December 31, 2021, has a limited operating history. Pure Sunfarms is therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources. In addition, we have incurred and anticipate that we will continue to incur substantial expenses relating to the development and initial operations of Pure Sunfarms. The payment and amount of any future dividend and shareholder loan repayments to the Company from Pure Sunfarms will depend upon, among other things, its available cash flows, after taking into account its operating and capital requirements. There is no assurance that we will be successful in achieving a return on Pure Sunfarms and the likelihood of success must be considered in light of the early stage of its operations.

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

 We are subject to restrictive covenants under our Credit Facilities (as defined in “Liquidity and Capital Resources” below).

Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expand into new business lines. On December 31, 2021, we were not in compliance with one financial covenant under our Term Loan. Subsequent to December 31, 2021 we received a waiver from FCC for the annual test on December 31, 2021 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year. There can be no assurance that we will be able to obtain a future waiver from FCC. We were not in compliance with some of the financial covenants of our FCC Term Loan on December 31, 2020 (the annual testing date) but obtained a waiver from FCC for our annual 2020 financial covenants. There can be no assurance that we will be in compliance with the future financial covenants and that we would be able to obtain a future waiver from our creditors for any non-compliance in connection with the next testing date.

Generally, non-compliance with our covenants may increase a risk of default on our debt (including by a cross-default to other credit agreements. If we are unable to comply with our debt covenants in the future, we may seek a waiver and/or an amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. In addition, a default on all or some portion of the Credit Facilities may result in foreclosure on our collateral, which includes promissory notes, a first mortgage on the Company’s owned greenhouse properties, and general security agreements over our assets. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We have identified a material weakness in our internal controls over financial reporting relating to compliance with one of our debt covenants, which has been waived subsequent to year end. If we had failed to remediate the debt covenant in a timely manner or at all, our liquidity and financial condition may be materially adversely affected, and in that case, our shareholders could lose confidence in our financial position and reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404 of the Sarbanes-Oxley Act (“SOX 404”) requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. The Company became a large, accelerated filer at June 30, 2021 and accordingly, the Company has lost “emerging growth company” status. As such, SOX 404 requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting.

In connection with our management’s assessment of internal controls over financial reporting as of December 31, 2021, we have identified a material weakness in our internal control over financial reporting related to the calculation of our debt covenants that resulted in our failure to identify a violation of a debt coverage covenant as at December 31, 2021 in a timely manner.  Although the lender has waived the debt covenant and there was no impact on the classification of the debt, or our December 31, 2021 financial statements, and we have a remediation plan to improve the review of the calculation of our debt covenants, as well as a plan to align our various debt coverage ratios between our debt financings, we can provide no assurance that, if we are in violation of any of our debt covenants in the future, our lenders will not accelerate repayment of our indebtedness and/or refuse to extend credit in the future.  Accordingly, we may have difficulty gaining access to credit on commercially reasonable terms, which would have a material adverse effect on our liquidity and financial condition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The existence of a material weakness creates a reasonable possibility that an error may not be prevented or detected in the Company’s annual or interim financial statements on a timely basis. Accordingly, we concluded that our internal controls were not effective as of December 31, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to remedy the above-mentioned material weaknesses and maintain an effective system of internal controls, we cannot assure you that we will not experience additional material weaknesses in our internal control. Even if we are able to remedy the outstanding material weakness and conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), because of its inherent limitations, our internal controls over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations, or cause us to fail to meet our future reporting obligations.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with SOX 404 is costly and challenging, and we may not be able to complete evaluation, testing, and any required remediation in a timely fashion. If we fail to remedy the material weakness in a timely manner, or at all, and are unable to achieve adequate internal control over financial reporting in the future, we may not be able to produce reliable financial reports or help prevent fraud, which could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our Common Shares.

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

In particular, we may not have the capacity to meet customer demand or to meet future demand when it arises in respect of our Canadian cannabis business and BHB’s cannabinoid business. In addition, delays in obtaining, or conditions imposed by, regulatory approvals and quality control and health concerns in respect of these businesses could have a negative effect on our growth strategy. If we cannot manage growth in these markets effectively, it may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

From February 13-17, 2021, a major winter and ice storm with extremely cold temperatures impacted parts of the United States and Canada and in particular Texas. The unprecedented winter storm caused electricity demand in Texas to increase dramatically as Texas facilities were not built for such climate conditions. The storm caused major problems with sources of electricity, due to frozen wind turbines, natural gas production losses, and power generator outages, leading to a short-term situation in which demand vastly exceeded supply within the Texas power grid, which is not connected to the larger U.S. power grid. The loss of fuel supply and power generating capacity forced the Electric Reliability Council of Texas (“ERCOT”), the nonprofit grid operator, to declare an Energy Emergency Alert Level 3 and begin rotating power outages. Throughout the 5-day emergency period, the real-time price for electricity elevated to the maximum allowable price of $9,000 per MWh, which is more than 100 times higher than the prices observed in early February 2021 and historical February pricing. In order to mitigate future price instability, in winter months, the Company has initiated fixed contracts for a significant portion of its anticipated electricity requirements at all our Texas facilities. In addition, the Company reassessed its back-up systems to ensure that the greenhouses have enough capacity to produce the required electrical output if an outage occurs again in the future. While we maintain fixed contracts for a portion of our anticipated electricity requirements and have improved back-up systems, the impact of a future similar event may adversely impact our business operations and financial condition of the Company.

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

In particular, because Pure Sunfarms and Rose LifeScience are engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with obtaining insurance coverage that could cause the Company to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. Further, our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks inherit in the business. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, the Company may be exposed to material uninsured liabilities that could impede liquidity, profitability, or solvency.

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

In addition, our Canadian cannabis cultivation operations consume considerable energy, making it vulnerable to rising energy costs and power outages. Rising or volatile energy costs may adversely impact our business, and our Canadian cannabis operations could be significantly affected by a prolonged power outage.

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

Cyber security has become an increasingly problematic issue for issuers and businesses around the world, including us. Cyber security attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. We maintain cyber security insurance and have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

There can be no assurance that our current acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We currently have acquisitions and investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that our acquisitions, investments or expansion of scope of existing relationships will achieve the expected benefits to our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations.

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

Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by entities licensed under the Cannabis Act generally, including the cannabis products sold by Pure Sunfarms and Rose LifeScience.

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

The ownership, licensing and protection of trademarks and other intellectual property rights are significant aspects of our future success. It is possible that we will not be able to register, maintain registration for or enforce all of our intellectual property, including trademarks, in all key jurisdictions. The intellectual property registration process can be expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable intellectual property applications at a reasonable cost or in a timely manner or may obtain intellectual property registrations which are invalid. It is also possible that we will fail to identify patentable aspects of inventions made in the course of their development and commercialization activities before it is too late to obtain patent protection for them. Further, changes in either intellectual property laws or interpretation of intellectual property laws in the U.S, Canada and other countries may diminish the value of our intellectual property rights or narrow the scope of our intellectual property protection. As a result, our current or future intellectual property portfolio may not provide us with sufficient rights to protect our business, including our products, processes, and brands.

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

INDUSTRY RISK FACTORS

The legal cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated.

As federal License Holders under the Cannabis Act, Pure Sunfarms and Rose LifeScience are operating in the relatively new cannabis industry and market in Canada, and Balanced Health is operating in the relatively new hemp-derived cannabinoid industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in these industries and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the health benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the health benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for our cannabis and cannabinoid products.

Accordingly, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Furthermore, we can provide no assurance that cannabis will ever become federally legal in the United States. Any event or circumstance that adversely affects the cannabis and hemp-derived CBD industries could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our ability to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain customers, including but not limited to the ability to continually grow and distribute desirable produce and cannabis.

For Pure Sunfarms, Rose LifeScience and Balanced Health, the successful implementation of a customer acquisition plan and the continued growth in the aggregate number of potential customers are critical to the ability to attract and retain customers. Even if the products of our Canadian cannabis companies and Balanced Health achieve initial retail success, our long-term success is significantly dependent upon the ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote the products of Pure Sunfarms, Rose LifeScience and Balanced Health will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our failure to acquire and retain customers and the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets, could have a material adverse effect on our business, operating results and financial condition.

Pure Sunfarms and Rose LifeScience may be affected by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have most recently and may continue to produce more cannabis than the current adult use demand. In order to meet the initial adult use demand, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. Recently, due to oversupply within the industry, some Licensed Producers are reducing capacity by shuttering cultivation facilities. Adult use demand for cannabis products is dependent on a number of social, political, and economic factors that are beyond our control including the pace of new retail cannabis stores, which could be slowed by the impact of COVID-19. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

Currently, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act are producing more cannabis than is needed to satisfy the collective demand of the Canadian adult use markets. As a result, the available supply of cannabis exceeds demand, resulting in a significant decline in the market price for cannabis. If this continues, there is no assurance that Pure Sunfarms or Rose LifeScience would be able to generate sufficient revenue from the sale of adult use cannabis to be profitable. Ultimately, Canadian adult use market demand may not be sufficient to support our current or future products or business.

We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.

We believe that the cannabis and CBD industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis or CBD products distributed to consumers. Such categories of products having previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. Perception of the cannabis or CBD industry and products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis or cannabinoid products, including unexpected safety or efficacy concerns arising with respect to cannabis or cannabinoid products or the activities of industry participants.

There can be no assurance that future scientific research, findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention or other research findings or publicity will be favorable to the cannabis or CBD markets or any particular cannabis or cannabinoid products or will be consistent with earlier publicity. Adverse future scientific research reports, findings, regulatory investigations or proceedings, and political statements, that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our Canadian cannabis or cannabinoid products. There is little long-term data with respect to unknown side effects and/or interaction with individual human biochemistry of various cannabis products. As a result, the cannabis or cannabinoid products of Pure Sunfarms, Rose LifeScience and Balanced Health could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or CBD, Pure Sunfarms’ current or future products, the use of cannabis or CBD for medical purposes or associating the consumption of cannabis or CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis or cannabinoid products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

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

We face significant competition in the cannabis industry.

Pure Sunfarms and Rose LifeScience face significant competition from individuals and business entities who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labeling, delivery, transportation, distribution, sale, possession, and disposal of cannabis for adult use. While, pursuant to transitional provisions in the Cannabis Regulations, existing holders of licenses relating to medical cannabis under the former ACMPR have, subject to satisfying certain requirements, automatically been deemed licensed under the Cannabis Act for corresponding activities, other individuals and corporations are now able to apply for such licenses.

Subject to certain restrictions, the Cannabis Act allows adults to cultivate, propagate, harvest, and distribute up to four cannabis plants per household, provided that each plant meets certain requirements. Although there are barriers to personal cultivation, including the start-up costs of obtaining equipment and materials to produce cannabis, depending on the number of consumers who choose to pursue personal cultivation, there could be significant competition from individual growers for our Canadian cannabis segment products. If Pure Sunfarms or Rose LifeScience are unable to effectively compete with other suppliers to the adult use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our anticipated addressable market may be reduced, and could adversely affect our ability to meet our business and financial targets, and our results of operations may be adversely affected.

Pure Sunfarms and Rose LifeScience also face competition from existing entities licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our Canadian cannabis competitors may be more successful in gaining market penetration and market share. The commercial opportunity for Pure Sunfarms and Rose LifeScience in the adult use market could be reduced or eliminated if our competitors produce and commercialize products for the adult use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our Canadian cannabis products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our Canadian cannabis products and receive more favorable publicity than our Canadian cannabis products. If our Canadian cannabis adult use products do not achieve an adequate level of acceptance by the adult use market, the Company may not generate sufficient revenue from these products, and its adult use business may not sustain our profitability.

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

Pure Sunfarms and Rose LifeScience also face competition from illegal cannabis operations that are continuing to sell cannabis to individuals, despite not having a valid license under the Cannabis Regulations. We do not expect the Canadian government to actively enforce current laws against the illegal cannabis operations, but rather over the course of time, the Canadian government expects legal operators to force the closure of the illegal cannabis operations due to economic factors. Furthermore, given the restrictions on regulated retail cannabis, including those related to the COVID-19 pandemic that caused retail shutdowns or restrictions, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and CBD industries may further intensify competition.

The cannabis and CBD industries are undergoing rapid growth and substantial change, and the legal landscape for recreational cannabis and CBD is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of recreational cannabis and CBD in some form or another. Entry into the cannabis and cannabinoid market by international competitors might lower the demand for the products of Pure Sunfarms, Rose LifeScience and Balanced Health on a global scale.

The foregoing legalization and growth trends in the cannabis and CBD industries have resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue, and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis and CBD industries may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis.

The parties with whom we do business, or would like to do business with, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in United States and Canada, as well as other countries, particularly in the financial services and insurance industries.

Pure Sunfarms and Rose LifeScience are subject to cannabis-related security breaches, which could result in significant losses.

Given the nature of the products and the limited legal channels for distribution of Pure Sunfarms and Rose LifeScience, as well as the concentration of inventory in our facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the products of Pure Sunfarms or Rose LifeScience, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The greenhouse vegetable, cannabis and CBD industries are highly competitive and sensitive to changes in demand and supply. The price of our products is affected by many factors including control of the distribution channel by large, big box retailers, quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demand for our products decreases, our financial condition and results of operations may be materially adversely affected.

We face risks inherent in an agricultural business.

Our revenues are derived from the growing of agricultural products, including cannabis and produce. As such, we are subject to the risks inherent in an agricultural business, such as weather, insects, plant and seed diseases, shortage of qualified labor and similar agricultural risks, which may include crop losses, for which we are not insured. There can be no assurance that natural elements or labor issues will not have a material adverse effect on any such future production. Although our vegetables and Canadian cannabis products are grown in climate-controlled greenhouses, and we carefully monitor the growing conditions within our greenhouses and retain experienced production personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of these products. Any such agricultural risks could have a material adverse effect on our business, prospects, financial condition, results of operations and our cash flows.

In particular, cannabis plants can be vulnerable to various pathogens including bacteria, fungi, viruses, and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, cannabis is phytoremediative, meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals, and other compounds that may be present in agricultural materials. If the cannabis of Pure Sunfarms or Rose LifeScience is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, the Canadian cannabis product may not be suitable for commercialization and Pure Sunfarms or Rose LifeScience may have to destroy the applicable portions of our crops. Crops lost due to pathogens, toxins, chemicals, or other undesirable compounds may have a material adverse effect on our business and financial condition.

Our tomato plants are vulnerable to the tomato brown rugose fruit virus (“ToBRFV”). ToBRFV is an identified virus affecting tomatoes, peppers and possibly other plants. The seed is the most critical area to identify the virus as contamination creates the risk of spreading to thousands of plants, if not the entire growing facility. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and may not be able to be eradicated even with a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV may lead to reduced crop quality, ending a crop cycle early or result in the loss of an entire crop in one of our greenhouse facilities. In addition, delivery of tomato crops across the U.S.-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry. Crops lost to ToBRFV may have a material adverse effect on our business and financial condition.

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

Our top ten produce customers accounted for approximately 59% and 65% of total produce revenue for the years ended December 31, 2021 and 2020, respectively. As a result of continuing retail consolidation, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

We may be negatively affected by the customer credit risk of our customers.

In light of the recent volatility in the cannabis and CBD sector generally, certain customers of Pure Sunfarms, Rose LifeScience or Balanced Health customers may encounter financial difficulties that could result in those entities being unable to collect some or all of its accounts receivable from their customers. Accordingly, we are subject to credit risk in relation to accounts receivable with the spot market, other wholesale or retail customers and LPs. Disputes with customers may arise in the future relating to the non-payment of accounts receivable and may escalate to litigation or other dispute resolution processes, which could be protracted, time consuming and expensive, and there can be no assurance that we will be successful in any such disputes. The foregoing could have a material adverse impact on our business, financial condition, results of operations and prospects.

LEGAL AND REGULATORY RISK FACTORS

Our cannabis operations in Canada require licenses to grow, store and sell cannabis.

Pure Sunfarms’ and Rose LifeScience’s ability to grow, store, sell and distribute cannabis in Canada is solely dependent on its ability to maintain licenses to cultivate and sell cannabis under the Cannabis Act (a “License”) for each of the greenhouses at which it proposes to grow cannabis. Under the Cannabis Act, Pure Sunfarms and Rose LifeScience are required to obtain authorization for each licensable activity including cultivation, processing, testing, sale, and distribution. Once obtained, each License is subject to ongoing compliance and reporting requirements. Failure by Pure Sunfarms or Rose LifeScience to comply with the requirements of a License or to maintain such License would have a material adverse impact on our business, prospects, financial condition, results of operations and cash flows. Although we believe Pure Sunfarms and Rose LifeScience will obtain and maintain any required License and meet the requirements for extension of any License, there can be no guarantee that any License will be granted, extended, or renewed, or if it is extended or renewed, that it will be extended or renewed on the same or similar terms. Should a License not be granted, extended, or renewed or should it be renewed on different terms, our business, prospects, financial condition, results of the operation and cash flows would be materially adversely affected.

 We cannot predict the time required to secure all appropriate regulatory approvals for the products and operations of Pure Sunfarms and Rose LifeScience, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain the necessary regulatory approvals will significantly delay the development of the markets and products for Pure Sunfarms and Rose LifeScience and could have a material adverse effect on our business, results of operations and financial condition.

Our cannabis operations in Canada are subject to laws, regulations and guidelines related to the cannabis industry.

The activities of Pure Sunfarms and Rose LifeScience are subject to various laws, regulations and guidelines by governmental authorities, particularly under the Cannabis Act, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, pricing, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, insurance coverage, the conduct of operations and the protection of the environment, among other areas. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our Canadian cannabis activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on its products and services. We endeavor to comply with all relevant laws, regulations, and guidelines. Health Canada inspectors routinely assess the facilities of Pure Sunfarms and Rose LifeScience for compliance with applicable regulatory requirements. Furthermore, the import and export of its products from and into any jurisdiction is subject to the regulatory requirements of each such jurisdiction. To the best of our knowledge, we are in material compliance with all such laws, regulations and guidelines; however, any failure by Pure Sunfarms or Rose LifeScience to comply with the applicable regulatory requirements could lead to possible sanctions, including the revocation or imposition of additional conditions on licenses to operate its business; the suspension or expulsion from a particular market or jurisdiction or of its key personnel; and/or the imposition of additional or more stringent inspection, testing and reporting requirements. Any of the foregoing could require extensive changes to the operations of Pure Sunfarms or Rose LifeScience; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on its operations; harm our reputation or give rise to material liabilities or a revocation of the licenses and other permits of Pure Sunfarms or Rose LifeScience. There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business and may have material adverse effect on our results of operations and financial condition.

In addition, changes in regulations, government or judicial interpretation of regulations, or more vigorous enforcement thereof or other unanticipated events could require extensive changes to our Canadian cannabis operations, increase compliance costs or give rise to material liabilities or a revocation of its licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application, or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

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

Additionally, although we do not have any federally prohibited cannabis-related operations in the United States, certain members of our management team are located in the United States, and we may be subject to risks with respect to changes in cannabis regulation and enforcement in the United States. Any changes in the United States regulatory regime, or the scope and extent of the enforcement thereof, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our cannabis operations in Canada are subject to marketing restrictions under the Cannabis Act.

The development of our Canadian cannabis business and operating results may be hindered by applicable restrictions on production, sales and marketing activities imposed on Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act by Health Canada. All products distributed by Pure Sunfarms or Rose LifeScience into the Canadian adult use market need to comply with requirements under Canadian legislation, including with respect to product formats, product packaging and labelling, and marketing activities around such products. Among other restrictions, the Cannabis Act prohibits testimonials and endorsements, lifestyle branding, and promotion that is appealing to young persons. As such, the portfolio of brands and products for Pure Sunfarms and Rose LifeScience must be specifically adapted, and our marketing activities carefully structured, to enable our Canadian cannabis operations to develop its brands in an effective and compliant manner. If Pure Sunfarms or Rose LifeScience are unable to effectively market cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for cannabis products, then our sales and operating results could be adversely affected.

Our cannabis operations in Canada are subject to Canadian supplier standards.

Government-run provincial and territorial distributors in Canada require suppliers to meet certain service and business standards, and routinely assess for compliance with such standards. Any failure by Pure Sunfarms or Rose LifeScience to comply with such standards could result in being downgraded, disqualified as a supplier, and could lead to the termination or cessation of orders under existing or future supply contracts. Further, provincial purchasers may terminate or cease ordering under existing contracts at their will. Any of these could severely impede or eliminate the ability of Pure Sunfarms or Rose LifeScience to access certain markets within Canada, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The ability of our Canadian cannabis companies to sell cannabis may be restricted by the Canadian Free Trade Agreement.

Article 1206 of the Canadian Free Trade Agreement specifically excludes the application of the agreement to cannabis for non-medical purposes. Article 1206 states that the provinces and territories of Canada shall commence negotiations regarding the application of the Canada Free Trade Agreement to cannabis for non-medical purposes following Royal Assent of federal legislation legalizing cannabis for non-medical purposes. There is a risk that the outcome of the negotiations will result in the interprovincial and interterritorial trade of cannabis for non-medical purposes in Canada being entirely restricted or subject to conditions that will negatively impact the ability of Pure Sunfarms or Rose LifeScience to sell cannabis in other Canadian provinces and territories.

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

In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The FinCEN Memorandum states that in some circumstances, it may not be appropriate to prosecute banks that provide services to cannabis-related business for violations of federal money laundering laws. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum. While the United States House of Representatives has passed the Secure and Fair Enforcement (“SAFE”) Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Changes in the laws, regulations and guidelines governing cannabis, U.S. hemp or CBD derived products may adversely impact our business.

Our current operations are subject to various laws, regulations and guidelines administered by governmental authorities in the U.S. and Canada relating to the marketing, acquisition, manufacture, packaging, labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis, CBD and U.S. hemp in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed, interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sales and use of cannabis-based and CBD products, more stringent implementation of enforcement thereof or other unanticipated events, including changes in political conditions, regimes or political instability, currency controls, changes in taxation laws, restrictions on foreign exchange and repatriation between U.S. and Canada, governmental regulations relating to foreign investment and changes in the attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on or business, financial condition and results of operations.

We may be subject to product liability claims.

As the cannabis products of Pure Sunfarms and Rose LifeScience and the cannabinoid products of Balanced Health are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis and cannabinoid products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

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

Cannabinoids derived from hemp as defined in the 2018 Farm Bill are subject to various laws relating to health and safety. Specifically, CBD is governed by the U.S. Food Drug and Cosmetic Act (“FD&C Act”) as a drug. The FD&C Act is intended to assure the consumer that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet website, promotional pamphlets, and other marketing material), is claimed to be beneficial for such uses will be regulated by the FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products, and ingredients with the exception of color additives do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by the FDA through the New Drug Application (“NDA”) process or conform to a “monograph” for a particular drug category, as established by the FDA’s Over the Counter (“OTC”) Drug Review.

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

Our operations are labor intensive, particularly during peak harvest months. In Canada, most of our labor is supplied by contract labor suppliers on short-term contracts and workers hired through the Seasonal Agriculture Workers Program. There can be no assurance that we will be able to source sufficient skilled laborers in the future. Recently, due to the COVID-19 pandemic, the Canadian government closed its borders to all foreign people, but subsequently, due to the negative impact on the Canadian agricultural industry, decided that foreign worker programs will continue subject to new rules and regulations such as a mandatory 14-day quarantine period. Any disruption in the Canadian foreign worker program could have a detrimental impact on our ability to cultivate fresh produce.

In the case of the facilities in west Texas, a significant portion of our labor are documented workers in Mexico who cross the U.S. border on a daily basis into Texas. Recently, as a response to the COVID-19 pandemic, the U.S. government has closed the U.S.-Mexico border but has determined that agricultural workers are essential. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. In late 2020, we began utilizing H-2A workers to assist in fulfilling our labor needs in Texas. The H-2A workers have a mandated state-level minimum wage and we pay for some additional worker costs, such as transportation to/from our facilities, housing and visa expenses. Any disruption in the H2-A foreign worker program could have a detrimental impact on our ability to cultivate fresh produce. There can be no assurance that we would be able to continue our Texas operations without our Mexican workforce, if any decision is made to close the U.S./Mexico border permanently or temporarily.

In addition, we are situated in the Texas oil and gas patch and finding and retaining farm workers at affordable rates is an ongoing challenge. Any shortage of such labor could restrict our ability to operate our greenhouses profitably, or at all.

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

Canadian adult use distribution rules take various forms on a province-by-province basis and often require our cannabis business to employ third parties to deliver to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on our Canadian cannabis sales volumes or end- users’ satisfaction with the products of Pure Sunfarms or Rose LifeScience. Rising costs associated with third-party transportation services used by Pure Sunfarms or Rose LifeScience to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

Moreover, security of the product during transportation to and from our Canadian cannabis facilities is critical due to the nature of the product. A breach of security during transport could impact our future ability to continue operating under our Licenses or the prospect of renewing our Licenses and could have a material adverse effect on our business and results of operations.

We rely on third-party distributors.

We may rely on third-party distributors for the distribution of our products. We rely on third-party distributors to transport and distribute produce from Texas, Mexico and Canada to our distribution centers and directly to customers. In addition, Pure Sunfarms and Rose LifeScience rely on Canadian provincial regulatory boards and private retailers and may in the future rely on other third parties, to distribute cannabis products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and otherwise harm our business.

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

In addition, our Canadian cannabis segment is dependent on its ability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of our Canadian cannabis segment, results of operations of the business and could limit our ability to develop and market our cannabis-related products. The loss of any of Canadian cannabis senior management or key employees could materially adversely affect the Company’s ability to execute our business plan and strategy, and our Canadian cannabis businesses may not be able to find adequate replacements on a timely basis, or at all.

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

If the Company is classified as a PFIC for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors. The Company generally will be classified as a PFIC for any taxable year in which its passive income or its assets that produce passive income exceed certain thresholds. If the Company were a PFIC for any year during the holding period of a U.S. Holder (as defined below) of Common Shares, then such holder generally would be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the holder were to make certain elections, to the extent available, in a timely and effective manner. The Company is not classified as a PFIC in 2021 but we cannot guarantee that the Company will not be classified as a PFIC in future years. PFIC status is determined annually and is based on a corporation’s income, assets and activities. Moreover, the determination as to whether any corporation was, or will be, a PFIC for a particular taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations and uncertainty. Accordingly, there can be no assurance that the Company will not be classified as a PFIC for any future taxable year. Each U.S. Holder is urged to consult its own tax adviser regarding the PFIC status of the Company. As used herein, the term “U.S. Holder” means any beneficial owner of Common Shares who, for U.S. federal income tax purposes, is: (i) a citizen or individual resident of the United States; (ii) a corporation (or other entity classified as a corporation for U.S. federal tax purposes) organized under the laws of the United States or of any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income taxation regardless of its source, and (iv) a trust (A) if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) that has elected to be treated as a U.S. person under applicable Treasury Regulations.

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

In connection with the completion of the Combination Transaction, VF Opco loaned approximately C$20,000,000 to U.S. Holdings (the “Advances”). As of December 31, 2021, the Advances stood at US$25,326,186. U.S. Holdings has claimed interest deductions with respect to the interest paid on the Advances in computing its income for U.S. federal income tax purposes. There can be no assurance that the IRS will not assert that any portion of the Advances was equity in the U.S. borrower for U.S. federal income tax purposes. If the IRS were successful in this assertion, payments made by U.S. Holdings on such Advances would be treated as non-deductible distributions paid by U.S. Holdings to VF Opco and subject to U.S. federal withholding taxes. The Company anticipates that the amount of any such withholding taxes, net of positive tax consequences that may arise from related circumstances, will not be material. In addition, the deductibility of interest paid or accrued may be subject to various limitations. The Company anticipates that the amount of interest charged on such Advances that might otherwise be claimed as a deduction, will not be material.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to operate in the U.S. and Canada under the circumstances of the ongoing and developing COVID-19 pandemic; (ii) our ability to continue as a going concern; (iii) general market conditions; (iv) our ability to raise additional capital and/or secure additional financing; (v) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (vi) regulatory developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable; (vii) published reports by securities analysts; (viii) public concern as to the safety of the products that we and our competitors develop; and (ix) shareholder interest in our Common Shares.

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

Future issuances or sales of our Common Shares by us or by our shareholders could cause our share price to fall.

The issuance of Common Shares by us could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. In addition, the issuance of Common Shares by us in connection with acquisitions or strategic alliances, or the perception that such additional issuances or sales could occur, could cause the market price of our Common Shares to decline and could have an undesirable impact on our ability to raise capital in the future.

Additionally, sales by existing shareholders of a large number of our Common Shares in the public market could also disrupt the market price of our Common Shares. For example, in August 2021 we filed a prospectus supplement providing for resales from time to time of up to 4,707,113 Common Shares that were issued to the sellers of Balanced Health, and we are required to file a similar resale prospectus in respect of up to 2,411,280 Common Shares that were issued to the sellers of Rose LifeScience in November 2021. We cannot predict the timing or volume of sales of Common Shares by the selling shareholders under these prospectuses or the impact it may have on our share price.

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

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of February 25, 2022, there were 3,462,558 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of US$6.29 per share; 189,000 Common Shares issuable upon achievement of employment-related performance goals; 5,201,835 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans; and 1,509,433 Common Shares issuable upon exercise of outstanding warrants at an exercise price of US$5.80 per share. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

Any additional issuances of Common Shares or a decision to acquire other businesses through the sale or issuance of equity securities may dilute our investors’ interests, and investors may suffer dilution in their net book value per share depending on the price at which such securities are issued. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our Common Shares or a change in control.

We do not expect to pay dividends for the foreseeable future.

We have not paid any cash dividends to date, and we do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings, if any, in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Shares, and shareholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our Common Shares. Prospective investors seeking or needing dividend income or liquidity, or who cannot afford to lose the entire amount of their investment in our Common Shares, should not purchase our Common Shares.

GENERAL RISK FACTORS

It may be difficult for non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence.

We are a corporation existing under the laws of Canada. Some of our directors and officers named in this Annual Report on Form 10-K are residents of Canada, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. Consequently, although we have appointed an agent for service of process in the United States, it may be difficult for holders of our Common Shares who reside in the United States to effect service within the United States upon our directors and officers who are not residents of the United States. It may also be difficult for holders of our Common Shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors and officers under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or our directors and officers predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or our directors and officers predicated upon the United States federal securities laws or any such state securities or “blue sky” laws. In addition, we have been advised by our Canadian counsel that in normal circumstances, only civil judgments and no other rights arising from United States securities legislation are enforceable in Canada and that the protections afforded by Canadian securities laws may not be available to investors in the United States.

There is no assurance the Company will continue to meet the listing standards of the Nasdaq.

We must meet continuing listing standards to maintain the listing of our Common Shares on the Nasdaq. If we fail to comply with listing standards and the Nasdaq delists our Common Shares, we and our shareholders could face significant material adverse consequences, including: (i)  a limited availability of market quotations for our Common Shares; (ii) reduced liquidity for our Common Shares; (iii) a determination that our Common Shares are “penny stock”, which would require brokers trading in the Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Shares; (iv) a limited amount of news and analyst coverage of us; and (v) a decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

As a public company, we are subject to evolving corporate governance and public disclosure regulations that may from time to time increase both the Company’s compliance costs and the risk of non-compliance, which could adversely impact the price of the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3.

The following table outlines the Company’s operating greenhouse facilities.

		Growing Area
Greenhouse Facility	Square Feet	Square Meters	Acres	Products Grown
Marfa, TX (2 greenhouses)	2,527,312	234,795	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Fort Davis, TX (1 greenhouse)	1,684,874	156,530	40	Specialty tomatoes
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	Tomatoes on-the-vine and specialty tomatoes
Delta, BC (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Total produce operations	8,073,340	750,038	190
Delta, BC (1 greenhouse) Leased to Pure Sunfarms	1,075,530	99,920	25	Cannabis
Delta, BC (1 greenhouse) Owned by Pure SunFarms	1,100,000	100,000	25	Cannabis
Huntingdon, Quebec (1 indoor controlled growing facility) owned by Rose LifeScience	55,000	2,300	1	Cannabis
Total cannabis operations	2,230,530	202,220	51

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

Our Common Shares are currently traded on The Nasdaq Stock Market LLC under the symbol “VFF”.

Holders of Record

As of February 25, 2022, there were approximately 13 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either Depository Trust Company or The Canadian Depository for Securities Ltd and are considered to be held of record by Cede & Co. or CDS & Co., each such depository representing one shareholder of record.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities, and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

On August 16, 2021, we issued an aggregate of 4,707,113 Common Shares to the sellers of Balanced Health on a private placement basis under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On November 15, 2021, we issued an aggregate of 2,411,280 Common Shares to the sellers of Rose LifeScience in reliance on Regulation S under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended December 31, 2021. On May 21, 2021, the Company announced that the Toronto Stock Exchange (“TSX”) accepted a notice filed by the Company of its intention to make a Normal Course Issuer Bid (“NCIB”). The NCIB notice provides that Village Farms may, during the period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its Common Shares by way of a NCIB over the facilities of The Nasdaq Stock Market LLC and/or through alternative trading systems in Canada and the United States. Daily purchases are limited to 233,243 Common Shares, other than block purchase exceptions. Shareholders may obtain a copy of the NCIB notice, without charge, by contacting Village Farms.

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

Generally, a Common Share of a particular U.S. Resident Holder will not be “taxable Canadian property” of such U.S. Resident Holder at any time at which such Common Share is listed on a “designated stock exchange,” within the meaning of the Tax Act (which includes the Nasdaq) unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii) partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Common Share was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. A Common Share may also be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act. In the case of a U.S. Resident Holder to whom a Common Share of the Company represents “taxable Canadian property”, under the Treaty, such a U.S. Resident Holder will generally not be subject to tax under the Tax Act on a capital gain realized on the disposition of such share unless the value of such share is derived principally from real property situated in Canada (within the meaning of the Treaty).

In the event that a Common Share is “taxable Canadian property,” within the meaning of the Tax Act, to a U.S. Resident Holder at the time of disposition, such U.S. Resident Holder should consult its own tax advisor as to the Canadian federal income tax consequences of the disposition.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. is a corporation existing under the Canada Business Corporations Act. The Company’s principal operating subsidiaries are Village Farms Canada LP, Village Farms LP, VF Clean Energy, Inc., Pure Sunfarms Corp, Balanced Health Botanicals, LLC and Rose LifeScience Inc. On November 15, 2021, Village Farms acquired 70% ownership of privately-held, Quebec-based Rose LifeScience, as described in additional detail in “Recent Developments and Updates” below.  VFF also owns a 65% equity interest of a joint venture agreement in respect of the operation and governance of Village Fields Hemp USA LLC, a minority interest in Altum International Pty Ltd and entered into an option agreement on September 28, 2021 to receive the irrevocable right to acquire an 80% ownership interest in Netherlands-based Leli Holland B.V.

The Company’s overall strategy is to be recognized as an international leader in consumer products from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce (primarily tomatoes) across other plant-based opportunities. In Canada, we converted two produce facilities to grow cannabis for the Canadian adult use market. Our focus for our Canadian cannabis segment is to produce the highest quality cannabis products at an “everyday premium price”. This market position, together with our cultivation expertise, has enabled us to evolve into one of the few consistently profitable Canadian licensed producers under our Pure Sunfarms subsidiary.

Additionally, through organic growth, acquisitions and/or exports, we plan to participate in other international markets where cannabis attains legal status. Upon receipt of an EU GMP certification for Pure Sunfarms, we intend to launch our Canadian cannabis brand and export biomass to key markets outside of North America. We expect international expansion should enhance our profitability while expanding our brand and experience into emerging new legal cannabis markets.

Within the U.S., we recently acquired Balanced Health Botanicals, an industry-leading cannabinoid business which extends our portfolio into CBD consumer products. We also operate a large, well-established produce business under the Village Farms Fresh brand which sells into food and mass retail stores. We own and operate produce cultivation assets in both British Columbia and Texas and source produce from our growing partners, predominantly in Mexico. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market when legally permitted to do so.

Our Operating Segments

Canadian Cannabis Segment

Village Farms’ Canadian cannabis segment includes Pure Sunfarms and Rose LifeScience.

On November 2, 2020, we completed the acquisition of the remaining 41.3% interest in Pure Sunfarms from Emerald Health Therapeutics, Inc., following which we became the 100% owner of Pure Sunfarms (the “Pure Sunfarms Transaction”). Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada with commercial distribution in six Canadian provinces: Alberta, British Columbia, Ontario, Manitoba, Quebec and Saskatchewan. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

Village Farms acquired 70% ownership of privately-held Rose LifeScience on November 15, 2021. Rose is a leading third-party cannabis products commercialization expert in the Province of Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada as well as Quebec-based micro and craft growers. With decades of regulated-market experience, Rose partners with cannabis companies to assist in commercializing their products, distributing the products throughout Quebec and ensuring a strong presence in the marketplace.

U.S. Cannabis Segment

Village Farms’ U.S. cannabis segment includes Balanced Health and VF Hemp.

On August 16, 2021, the Company acquired 100% interest in privately held Colorado-based Balanced Health. Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality

CBD-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in VF Hemp for multi-state outdoor hemp cultivation and cannabidiol extraction. Currently, VF Hemp is not cultivating hemp as we await FDA clarity on the use of CBD.

Produce Segment

Through our Village Farms Fresh brand, we are growers, marketers and distributors of premium-quality, greenhouse-grown tomatoes in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. The Company also markets and distributes premium tomatoes, peppers and cucumbers produced under exclusive arrangements with other greenhouse producers located primarily in Mexico, B.C. and Ontario. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Through our subsidiary VF Clean Energy, we currently own and operate a power plant from landfill gas that generates electricity and provides thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sells electricity to the British Columbia Hydro and Power Authority. On November 10, 2020 we announced that we will be transitioning this operation to a Renewable Natural Gas operation in conjunction with Mas Energy, LLC, which we believe will enhance our financial return as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.  For additional detail see “Recent Developments and Updates” below.

Our Response to the Ongoing Coronavirus Pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus continues to spread. Several countries as well as certain states and cities within the United States and Canada have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures. In response to the COVID-19 pandemic, the Company implemented safety protocols and procedures to protect its employees, its subcontractors, and its customers. These protocols take into consideration guidance from state and local government agencies as well as the Centers for Disease Control and Prevention and other public health authorities.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) to help Canadian businesses to keep employees on the payroll in response to the challenges posed by the COVID-19 pandemic. During 2021 and 2020, Pure Sunfarms determined that it met the employer eligibility criteria and applied for the CEWS and received C$871 and C$2,470 of wage subsidies during the years ended December 31, 2021 and 2020, respectively.

As of February 25, 2022, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Recent Developments and Updates

Acquisition of 70% of Rose LifeScience

On November 15, 2021, the Company acquired 70% ownership of privately-held, Quebec-based Rose LifeScience. Rose is a leading vertically integrated branded cannabis producer, supplier and commercialization expert in the Province of Quebec. Rose is the Quebec operational unit of Village Farms’ Canadian cannabis segment, with Rose’s headquarters and operations team located in Huntingdon, Quebec. Rose acts as the exclusive, direct-to-retail sales, marketing and distribution entity throughout Quebec for companies such as Entourage Health, Sundial, Tilray, The Flowr Corporation and several Quebec-based micro and craft growers. With decades of regulated-market experience, Rose partners with cannabis companies to assist in commercializing their products, distributing the products throughout Quebec and ensuring a strong presence in the marketplace. Rose champions Quebec producers by working directly with micro-producers to advance homegrown, craft products in the province and easing the burden of commercial complexities facing smaller, local businesses. From their 55,000 square-foot CEA facility, Rose also creates and distributes their own brands, Tam Tams, DLYS, Pure Laine. Elekt and Promenade.

Under the terms of the Share Purchase Agreement, Village Farms acquired 70% of all outstanding shares of Rose on a debt-free basis for a consideration comprised of cash and a total of 2,411,280 Common Shares of Village Farms being (i) C$19.9 million in cash, and (ii) Common Shares in the total value of C$26.8 million. As part of the consideration, any existing Rose material debt was paid off in full. The Common Shares issued under the Share Purchase Agreement are subject to lock-up agreements, and subject to compliance with applicable securities laws, 33% of these shares will be released from lock-up agreements in four months from the transaction date, another 33% of these shares to be released after eight months from the transaction date and the remaining shares to be released after one year from the transaction date.

The co-founder, President and Chief Executive Officer of Rose and co-founder and Chief Operating Officer of Rose (the "Management Shareholders"), who were among the sellers of Rose in this transaction, have remained in their current roles with Rose post-acquisition and have retained a 30% interest in Rose ("Retained Interest"). In conjunction with the acquisition, Village Farms and the Management Shareholders entered into a unanimous shareholders agreement providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and March 31, 2025 (or if earlier, the date of the filing of the statement for Village Farms for the financial year ended December 31, 2024) or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms can also acquire 34% of the Retained Interest between December 31, 2022 and March 31, 2023 (or if earlier, the date of the filing of the statement for Village Farms for the financial year ended December 31, 2022). A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for this Put/Call Option is set at a multiple solely based on Rose's adjusted EBITDA performance of the applicable prior calendar year. If exercised upon a liquidity event, the option price is subject to a minimum amount which varies depending on the year on which it is exercised.

Acquisition of Balanced Health Botanicals, LLC

On August 16, 2021, the Company acquired 100% of privately held Colorado-based Balanced Health Botanicals, LLC with a purchase price of $75 million, satisfied through $30 million in cash and 4,707,113 Common Shares of the Company, which were equal to $42 million based on the volume weighted average trading price on Nasdaq for the ten trading days ending the day prior to the closing date of the acquisition. Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality CBD-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM. Through its strong, long-term partnerships, we believe that Balanced Health is uniquely positioned to control the entire process from seed-to-shelf, ensuring seamless sourcing, manufacturing and sale of their affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers.

Pure Sunfarms Recent Developments and Updates

Pure Sunfarms’ recent developments and updates include the following:

•

On January 13, 2022, Pure Sunfarms received from Health Canada an amendment to their existing sales license for its Delta 2 facility. Pure Sunfarms may now conduct sales activities for provincial customers and retailers out of the Delta 2 facility, including packaging of dried flower, storage of final goods, shipping and receiving.

•	In January 2022, Pure Sunfarms introduced pre-ground flower in exclusive blends hand selected for potency, flavor and effect.
•

In 2021, Pure Sunfarms introduced high-THC vapes and infused high-THC vapes in 0.5-gram and 1.0-gram cartridges that feature pure cannabis distillate and botanical terpenes as well as larger packs of their pre-rolls.

•

Throughout 2021, Pure Sunfarms introduced new strain offerings to its portfolio to address the ever-changing preferences of their customers with a focus on high-THC offerings with distinctive dominant terpenes and effects.

•

In 2021, Pure Sunfarms co-founded the Cannabis Cultivators of British Columbia (“CCBC”) with Rubicon Organics Inc. and Tantalus Labs. CCBC is the first association representing licensed growers of all sizes in the province and works with policy makers to promote the economic well-being of the cannabis industry.

•

In 2021, Pure Sunfarms began making certificates of analysis (“COAs”) for their whole dried flower products available via Pure Sunfarms’ website. The COAs include key information about each batch of dried flower, including cannabinoid content, potency, terpene levels and the absence of unwanted chemicals and microbials.

•

In 2021, Pure Sunfarms launched Marketplace, an e-commerce platform featuring the brand’s collection of Canadian-made apparel, accessories and art created through collaborations with national and international artists.

Village Farms Clean Energy Update

The Delta RNG Project consists of a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility, which was entered into in November 2020 by VFCE. Mas Energy will design, build, finance, own and operate the Delta RNG Project. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site securing future resources for the Delta RNG Project. The 20-year extension, with an option for an additional five-year extension period, commences upon the start-up of the commercial operations of the Delta RNG Project.

When announced in November 2020, we anticipated attaining all regulatory approvals in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 continues to adversely impact the bureaucratic processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. We now anticipate attaining all regulatory approvals in the second quarter of 2022 with an expected operational start up in mid-2023. The project was designed to capture the CO2 from the renewable natural gas production process for use in our three Delta, B.C. vegetable and cannabis greenhouse facilities, thereby reducing natural gas requirements and decreasing the total carbon footprint of Village Farms.

International

On September 28, 2021, Village Farms entered into an option agreement whereby the Company received the irrevocable right to acquire an 80% ownership interest (the “Option Agreement”) in Netherlands-based Leli Holland B.V. (“Leli”) upon payment of EUR50,000 (the “Option”). The Option Agreement allows Village Farms to acquire 80% of Leli’s shares for EUR3,950,000, of which EUR950,000 is due and payable to Leli’s shareholders upon the exercise of the Option and the remainder due in three equal installments subject to the achievement of certain project development milestones. The Option is exercisable at the sole discretion of Village Farms during the Option exercise period ending September 30, 2026. As of the date of this filing of this Annual Report, we have not exercised the Option.

Leli is one of ten applicants selected to receive a license (subject to customary government approval) to legally cultivate and distribute cannabis to retailers when the Dutch government implements its Experiment to Investigate Closed Cannabis Supply Chains (“Dutch Supply Chain Experiment”). The Dutch Supply Chain Experiment is specified by the Dutch government to be approximately 65,000 kilograms of dried flower annually from the ten approved producers during the first year. Leli and Village Farms plan to construct two indoor CEA production facilities, leveraging Leli’s track record managing complex regulatory and approval procedures in the Netherlands at both the federal and local levels and Village Farms’ three-plus decades as a vertically integrated CEA grower, as well as its extensive experience in cultivation, product development and commercialization in the Canadian legal recreational cannabis market. If the Option is exercised, the Company will be the majority owner of Leli. Village Farms will then become responsible for the development of the project and product commercialization throughout the fully vertically integrated business model.

Exercise of Warrants

As of December 31, 2021, warrants issued as part of the September 2020 registered direct offering were exercised and resulted in proceeds to the Company of $18,495 and the issuance of 3,188,680 additional Common Shares. There are 1,509,433 remaining warrants from the September 2020 registered direct offering as of February 25, 2022.

Voluntary Delisting from Toronto Stock Exchange

Effective as of the close of trading on December 31, 2021, Village Farms International, Inc. voluntary delisted its Common Shares from the TSX. With Village Farms’ Common Shares listed on the Nasdaq, the Company believes the trading volume of its shares on the TSX no longer justifies the expense and administrative burden required to maintain a TSX listing. The Company also believes Nasdaq provides its shareholders with sufficient liquidity and the savings in expenses, time and effort can be redirected to initiatives to generate additional shareholder value.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for each of the three years ended December 31, 2021, 2020 and 2019 presented below reflect the operations of our consolidated wholly- owned subsidiaries, which does not include our VFH and AVGGH joint ventures. The income (loss) from those equity method investments is reflected in our net income for each of the three years ended December 31, 2021, 2020 and 2019 presented below. Due to the acquisition of our joint venture, Pure Sunfarms, on November 2, 2020, the income from our equity method investment, Pure Sunfarms, is reflected in our net income for the year ended December 31, 2019 as well as the ten months ended November 1, 2020. For the year ended December 31, 2021 and the period of November 2 through December 31, 2020, the results of Pure Sunfarms are presented in the operations of our consolidated wholly-owned subsidiaries. Balanced Health was acquired on August 16, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries for August 16, 2021 to December 31, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for November 15, 2021 to December 31, 2021. For information regarding the results of operations from our joint ventures, see “Non-GAAP Measures - Reconciliation of GAAP Results to Proportionate Results” below.

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2021 (1)	2020 (2)	2019
Sales	$268,020	$170,086	$144,568
Cost of sales	(222,841)	(159,126)	(151,913)
Gross margin	45,179	10,960	(7,345)
Selling, general and administrative expenses	(46,384)	(19,086)	(16,762)
Share-based compensation	(7,533)	(6,142)	(4,714)
Interest expense	(2,835)	(2,056)	(2,614)
Interest income	126	625	1,036
Foreign exchange (loss) gain	(476)	(136)	433
Gain on settlement agreement	—	4,681	—
Gain on acquisition	—	23,631	—
Other (expense) income, net	(161)	49	268
(Loss) gain on disposal of assets	(259)	(922)	13,564
Loss on joint venture loans	—	(3,791)	(1,184)
Recovery of income taxes	3,526	2,790	5,866
(Loss) income from consolidated entities	(8,817)	10,603	(11,452)
Less: net loss attributable to non-controlling interests, net of tax	46	—	—
(Loss) income from equity method investments	(308)	1,005	13,777
Net (loss) income attributable to Village Farms International Inc.	$(9,079)	$11,608	$2,325
Adjusted EBITDA (3)	$14,012	$7,411	$851
Basic (loss) income per share	$(0.11)	$0.20	$0.05
Diluted (loss) income per share	$(0.11)	$0.19	$0.05
Net (loss) income attributable to Village Farms International Inc.	$(9,079)	11,608	2,325
Other comprehensive (loss) income:
Foreign currency translation adjustment	441	6,730	87
Comprehensive (loss) income	$(8,638)	$18,338	$2,412

(1)

For the year ended December 31, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the period November 15, 2021 to December 31,2021, Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

For the period January 1, 2020 to November 1, 2020, Village Farms’ share of Pure Sunfarms earnings are reflected in income from equity method investments. For the period of November 2, 2020 to December 31, 2020, Pure Sunfarms is fully consolidated in the financial results of the Company.

(3)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms through November 1, 2020 and 100% interest since November 2, 2020, 70% interest in Rose LifeScience since acquisition, 65% interest in VFH and 60% interest in AVGGH.

We caution that our results of operations for the years ended December 31, 2021, 2020 and 2019 may not be indicative of our future performance, particularly in light of the ongoing and developing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2021, 2020 and 2019 is included below. The consolidated results include all four of our operating segments, produce, cannabis-Canada, cannabis-U.S. and clean energy, along with all public company expenses. The remaining 41.3% interest in Pure Sunfarms was acquired by Village Farms on November 2, 2020; from November 2, 2020 through December 31, 2020 and the year ended December 31, 2021, the operating results of Pure Sunfarms are consolidated in our Consolidated Statements of Income (Loss), and for the period January 1, 2020 to November 1, 2020 and the year ended December 31, 2019, Pure Sunfarms’ results are included in income from equity method investments in our Consolidated Statements of Income (Loss). Village Farms acquired 100% of Balanced Health on August 16, 2021 and their operating results are consolidated in our Consolidated Statements of Income (Loss) for August 16, 2021 to December 31, 2021. The Company acquired

70% of Rose LifeScience on November 15, 2021 and their operating results are consolidated in our Consolidated Statements of Income (Loss) and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for November 15, 2021 to December 31, 2021.

Under “Cannabis Segment Results - Canada”, we also present a discussion of the operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the period of January 1, 2020 to November 1, 2020 and the year ended December 31, 2019 and were only consolidated in our results for the year ended December 31, 2021 and the period November 2, 2020 to December 31, 2020. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an increase in the fair value of its inventory on-hand on the acquisition date, resulting in a $980 charge to cost of sales for the year ended December 31, 2021 and a $3,295 charge to cost of sales for the year ended December 31, 2020. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms. The “Cannabis Segment Results - Canada” also include the operating results of Rose LifeScience, which are consolidated in our financial results and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for November 15, 2021 to December 31, 2021.

Under “Cannabis Segment Results – U.S.”, we present a discussion of the operating results of Balanced Health for the period of August 16, 2021 to December 31, 2021, which were consolidated in the Company’s financial results for the year ended December 31, 2021. We also present VF Hemp which is an equity method joint venture and its results are included in “(Losses) Income from Equity Method Investments” for the year ended December 31, 2021.

CONSOLIDATED RESULTS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Sales

Sales for the year ended December 31, 2021 increased $97,934, or 58%, to $268,020 compared to $170,086 for the year ended December 31, 2020. The increase in sales was primarily due to an increase in Canadian cannabis sales of $83,656, produce supply partner revenues of $15,897 and U.S. cannabis sales of $11,345, partially offset by our own produce revenues of ($13,011). The increase from Canadian cannabis sales in 2021 as compared to 2020 was primarily due to the inclusion of sales from Pure Sunfarms that was acquired on November 2, 2020 and as such, 2021 includes twelve months of sales and 2020 includes two months of sales. In addition, the sales from Rose LifeScience which was acquired on November 15, 2021 are also included in the Canadian cannabis sales for the year ended December 31, 2021. The sales of Pure Sunfarms and Rose LifeScience were fully consolidated in our financial results from their acquisition dates. The produce supply partner revenue increase in 2021 was mostly due to higher volumes, with a 30% increase in tomato pounds sold, a 12% increase in pepper pounds sold, a 31% increase in cucumber pieces sold and a 79% increase in mini cucumber pounds sold. The increase from U.S. cannabis sales in 2021 was due to the acquisition of Balanced Health on August 16, 2021 which is fully consolidated in our financial results from the date of acquisition. The decrease in our own produce revenues was due primarily to a (19%) decrease in the average selling price of our produced tomatoes as a result of a market supply overage in commodity tomatoes and an overall slowdown of retail purchases for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The average selling price for all tomato pounds sold decreased (13%) for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was driven by a decrease in the average selling price of commodity items, particularly beefsteak and tomatoes-on-the-vine (“TOV”). Pepper prices decreased (12%), cucumber prices increased 6% and mini cucumber prices decreased (14%) for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Cost of Sales

Cost of sales for the year ended December 31, 2021 increased $63,715, or 40%, to $222,841 from $159,126 for the year ended December 31, 2020, due primarily to an increase in Canadian cannabis cost of sales of $48,638, produce supply partner costs of $13,288 and U.S. cannabis cost of sales of $3,398, partially offset by a decrease in our own produce production costs of ($2,094).

The increase from Canadian cannabis cost of sales was primarily due to the inclusion of twelve months of costs for Pure Sunfarms in 2021 as compared to costs for the period of November 2, 2020 to December 31, 2020, along with the post-acquisition costs from Rose LifeScience from November 15, 2021 through December 31, 2021. The increase in year-over-year produce supply partner costs was due to higher volumes of tomatoes, peppers and cucumbers which also drove higher freight costs and the increase from U.S. cannabis cost of sales was due to the inclusion of the cost of sales of Balanced Health from its acquisition date of August 16, 2021. The reduction in our own produce production costs was driven by lower costs at our Texas facilities, primarily due to a decrease in the cost per pound produced as facility management’s cost saving efforts were realized in 2021 despite supply chain issues that worsened during the pandemic.

Gross Margin

Gross margin for the year ended December 31, 2021 increased $34,219, or 312%, to $45,179 from $10,960 for the year ended December 31, 2020. The positive increase in gross margin for 2021 as compared to 2020 was driven by an increase of $35,018 from the Canadian cannabis segment, $7,947 from the U.S. cannabis segment and $2,609 from our produce supply partners, partially offset by lower gross margin from our own produce production of ($10,917).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 increased $27,298, or 143%, to $46,384 or 17% of sales from $19,086 or 11% of sales for the year ended December 31, 2020. The increase between comparable years was primarily due to the inclusion of the selling, general and administrative expenses of the Canadian and U.S. cannabis businesses post-acquisition along with an increase in public company costs such as acquisition fees related to Balanced Health and Rose LifeScience, investor relations, legal and regulatory expenses, listing fees and the costs of Sarbanes-Oxley compliance.

Share-Based Compensation

Share-based compensation expenses for the year ended December 31, 2021 was $7,533 from $6,142 for the year ended December 31, 2020. The incremental increase in share-based compensation is primarily related to the vesting of performance share grants in 2021 that were earned in the Canadian cannabis segment as Pure Sunfarms’ management participated in the Company’s compensation plan for the entirety of 2021 as compared to two months in 2020.

Interest Expense

Interest expense for the year ended December 31, 2021 increased $779 to $2,835 from $2,056 for the year ended December 31, 2020. The increase was primarily due to an increase in our Canadian cannabis debt balances.

Interest Income

Interest income for the years ended December 31, 2021 and 2020 was $126 and $625, respectively. During 2020 we stopped accruing interest income for the VFH Grid Loan because repayment has been deemed uncertain as evidenced by the write-downs taken to the loan in 2020.

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

Loss on Disposal of Assets

The Company recognized a loss on disposal of assets of ($259) and ($922) for the years ended December 31, 2021 and 2020, respectively. The loss in 2021 is primarily due to writing off the DutchCanGrow minority investment and the loss in 2020 is primarily due to shutting down two of the VFCE generators and fully depreciating the assets in 2020.

Loss on Joint Venture Loans

The Company recognized a loss on joint venture loans of ($3,791) for the year ended December 31, 2020. The loss in 2020 is due to writing down the inventory of VF Hemp to its net realizable value in the fourth quarter of 2020. As a result of the inventory write-down, the Company recognized an impairment of ($3,791) on the outstanding grid loan with VF Hemp.

Recovery of Income Taxes

Income taxes for the year ended December 31, 2021 was a recovery of $3,526 compared to a recovery of $2,790 for the year ended December 31, 2020. For the twelve months ended December 31, 2021, our effective tax rate, including both current and deferred income taxes, was (28.5%). The earnings from our equity method investment, VF Hemp, are all reported post-tax and therefore do not affect our tax calculation. Our share of income for Pure Sunfarms was presented in income from equity method investments for January 1 to November 1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020.

(Losses) Income from Equity Method Investments

Our share of (losses) from our equity method investments for the year ended December 31, 2021 was ($308) compared to income of $1,005 for the year ended December 31, 2020. Our share of income for Pure Sunfarms was presented in income from equity method investments from January 1, 2020 to November 1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020. VF Hemp was presented in (losses) from equity method investments in both years ended December 31, 2021 and 2020. For information regarding the results of operations from our joint ventures, see “Non-GAAP Measures - Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2021, the net loss attributable to non-controlling interests, net of tax was $46. Due to the acquisition of 70% of Rose LifeScience on November 15, 2021, the Company fully consolidates the results of Rose LifeScience in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The 30% retained interest is presented as net loss attributable to non-controlling interests, net of tax per GAAP.

Net (Loss) Income Attributable to Village Farms International Inc.

Net (loss) for the year ended December 31, 2021 was ($9,079) in comparison to net income of $11,608 for the year ended December 31, 2020. Net (loss) was driven by a decrease in our operating loss of ($8,738) for the year ended December 31, 2021 as compared to an operating loss of ($14,268) for the year ended December 31, 2020. The 2020 net income was significantly enhanced by the gain in acquisition of Pure Sunfarms of $23,631 and the gain on the settlement agreement with Emerald of $4,681, partially offset by the write-off of ($3,791) of the Company’s loan to VF Hemp and loss on disposal of VFCE assets of ($922).

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2021 increased $6,601 to $14,012 from $7,411 for the year ended December 31, 2020, primarily as a result of improved operating income of the Canadian and U.S. cannabis segments, partially offset by a higher operating loss of the produce segment and an increase in corporate expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Sales

Sales for the year ended December 31, 2020 increased $25,518, or 18%, to $170,086 compared to $144,568 for the year ended December 31, 2019. Due to the acquisition of Pure Sunfarms on November 2, 2020, Village Farms began fully consolidating operating results of Pure Sunfarms. The increase in sales was primarily due to an increase in produce supply partner revenues of $14,748, Pure Sunfarms November and December sales of $12,778, partially offset by a decrease in VFCE power sales of ($735) and our own produce production revenues of ($1,273). The produce supply partner revenue increase was due to higher volumes, with a 2% increase in tomato pounds sold, a 49% increase in pepper pounds sold, a 35% increase in cucumber pieces and an 83% increase in mini cucumber pounds. The decrease in our own produce production revenues was due primarily to the closure of the Delta 2 facility, which was leased to Pure Sunfarms in order to expand its cannabis production capacity as needed.

The net price for all tomato pounds sold increased 21% for the year ended December 31, 2020 compared to the year ended December 31, 2019 which was driven by an increase in the average selling price of commodity items, particularly beefsteak and TOVs. Pepper prices increased 17% over the comparable period in 2019, cucumber prices were flat and mini cucumber prices decreased 12% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Cost of Sales

Cost of sales for the year ended December 31, 2020 increased $7,213, or 5%, to $159,126 from $151,913 for the year ended December 31, 2019, due primarily to an increase in produce supply partner costs of $13,128, two months of Pure Sunfarms cost of sales of $10,585, partially offset by a decrease in our own produce production costs of ($15,940) and lower clean energy costs of ($560). The Pure Sunfarms cost of sales of $10,585 includes a non-cash accounting charge of $3,295, as a result of adjusting inventory to fair value at the acquisition date.

The increase in year over year produce supply partner costs was due to higher volumes of tomatoes, peppers and cucumbers which also drove higher freight costs. The reduction in our own produce production costs were driven by the closure and transition of the Delta 2 facility to Pure Sunfarms, along with lower costs at our Texas facilities, primarily driven by lower pounds sold and a decrease in the cost per pound produced.

Gross Margin

Gross margin for the year ended December 31, 2020 increased $18,305, or 249%, to $10,960 from ($7,345) for the year ended December 31, 2019. Gross margin for 2020 was negatively impacted by the purchase price accounting inventory charge of

$3,295 related to the inventory at the Pure Sunfarms acquisition date. The positive increase in gross margin was driven by an improvement in the produce segment for both our own produce production and our grower partners, driven primarily from higher selling prices of tomatoes and higher volume from our grower partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 increased $2,324, or 14%, to $19,086 from $16,762 for the year ended December 31, 2019. The increase was primarily due to the inclusion of two months of Pure Sunfarms expenses and an increase in public company costs such as investor relations, legal and regulatory, listing fees and incremental costs of converting to U.S. GAAP and U.S. reporting compliance, partially offset by reductions for company-wide travel-related expenses due to COVID-19.

Share-Based Compensation

Share-based compensation expenses for the year ended December 31, 2020 was $6,142 from $4,714 for the year ended December 31, 2019. The incremental increase in share-based compensation is primarily related to the vesting of performance share grants in 2020 that were earned in relation to the acquisition of Pure Sunfarms, as well as the incremental cost of issuing higher valued stock options.

Interest Expense

Interest expense, for the year ended December 31, 2020 decreased $558 to $2,056 from $2,614 for the year ended December 31, 2019. The decrease was due to lower interest rates as well as lower debt balances.

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

(Loss) Gain on Disposal of Assets

The Company recognized a loss on disposal of assets of ($922) for the year ended December 31, 2020 primarily due to shutting down two of the VFCE generators and fully depreciating the assets in 2020. For the year ended December 31, 2019, the Company recognized a gain on disposal of assets of $13,564 primarily from the contribution of one of our greenhouse facilities in Delta, British Columbia to Pure Sunfarms. The gain represents the difference between book value and C$25,000.

Recovery of Income Taxes

Income taxes for the year ended December 31, 2020 was a recovery of $2,790 compared to a recovery of $5,866 for the year ended December 31, 2019. For the twelve months ended December 31, 2020, our effective tax rate, including both current and deferred income taxes, was (39.4%). Our effective tax rate was impacted by no tax expense as a result of the gain of $23,631 due to the revaluation of our previously held investment in Pure Sunfarms at acquisition date. Excluding the impact of this non-taxable gain, our effective tax rate was 39.5%. The income from our equity method investments, VFH and AVGHH, are all reported post-tax and therefore do not affect our tax calculation. Our share of income for Pure Sunfarms was presented in income from equity method investments for 2019 and January 1 to November1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020.

Income from Equity Method Investments

Our share of income from our equity method investments for the year ended December 31, 2020 was $1,005 compared to $13,777 for the year ended December 31, 2019. Our share of income for Pure Sunfarms was presented in income from equity method investments for 2019 and from January 1, 2020 to November 1, 2020. Village Farms began fully consolidating operating results of Pure Sunfarms on November 2, 2020. Pure Sunfarms earnings in 2020 decreased from 2019 primarily due to a significant change in the mix of cannabis channel sales from the prior year higher margin wholesale channel sales to a higher proportion of more competitive and lower margin retail sales in 2020. For information regarding the results of operations from our joint ventures, see “Non-GAAP Measures - Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Income

Net income for the year ended December 31, 2020 was $11,608 in comparison to $2,325 for the year ended December 31, 2019. Net income was driven by a significant change in gross profit of $10,960 for the year ended December 31, 2020 as compared to a gross (loss) of ($7,345) for the year ended December 31, 2019. The gross profit was primarily due to an increase from Pure Sunfarms due to the acquisition on November 2, 2020 and higher produce supply partner gross profit. Net income was also significantly affected by the 2020 gain on acquisition of Pure Sunfarms of $23,631 and the 2020 gain on the settlement agreement with Emerald of $4,681, partially offset by the ($5,163) 2020 write-down of hemp biomass to net realizable value, the Pure Sunfarms inventory purchase price non-cash accounting charge of ($3,295), and the 2020 write-off of ($3,791) of the Company’s loan to VF Hemp. The Company’s 2019 net income was affected by the gain on the contribution of the Delta 3 greenhouse to Pure Sunfarms of $13,564.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2020 increased $6,560 to $7,411 from $851 for the year ended December 31, 2019, primarily as a result of improved gross margin of the produce segment and inclusion of the operating results of Pure Sunfarms for November 2 through December 31, 2020. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – CANADA

The Canadian cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. Pure Sunfarms’ comparative analysis are based on the consolidated results of Pure Sunfarms for the years ended December 31, 2021, 2020 and 2019, not accounting for the percentage owned by Village Farms. The Canadian cannabis segment also include the operating results of Rose LifeScience from November 15, 2021 to December 31, 2021, which are consolidated in our results for the year ended December 31, 2021 with the minority interest presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax. See “Non-GAAP Measures - Reconciliation of U.S. GAAP Results to Proportionate Results” for a presentation of the Canadian cannabis segment’s proportionate results for years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Sales

Canadian cannabis net sales for the years ended December 31, 2021 and 2020 was $96,434 and $56,875, respectively, an increase of 70%. The year over year change is comprised of a 94% increase in sales to provincial boards (branded sales) and a 2% increase in wholesale sales (non-branded sales). The net sales also include the addition of Rose LifeScience net sales of $1,460 from November 15, 2021 to December 31, 2021, which mostly consist of sales of their own products and commission-based sales.

For the year ended December 31, 2021, 64% of revenue was generated from branded flower and pre-roll sales, with an additional 10% from branded cannabis derivative products, which Pure Sunfarms launched in September 2020. For the year ended December 31, 2020, 54% of revenue was generated from branded flower and pre-roll sales, with an additional 5% from branded cannabis derivative products. Non-branded sales accounted for 26% of revenue in 2021 as compared to 41% in 2020, as Pure Sunfarms continued to transition from a predominantly wholesale market supplier in 2019 to a mixed branded and wholesale market supplier in 2020 and 2021.

On a combined basis, the net average selling price of branded flower and pre-roll formats did not change from 2020 to 2021, due primarily to a greater volume of pre-roll sales in 2021 which has a higher selling price than flower. Excluding pre-roll formats, the average net selling price of branded flower decreased by (4%) in 2021 as the retail market experienced general price compression. The net average selling price of bulk non-branded flower and trim decreased by (57%) largely due to an increased volume of trim sales which are sold at a lower selling price relative to non-branded flower.

Cost of Sales

Cost of sales for the years ended December 31, 2021 and 2020 was $59,225 and $37,525, respectively, an increase of 58%. The increase for 2021 as compared to 2020 was primarily driven by a 109% volume increase of branded flower and pre-roll sales which has an incremental cost of production to manufacture over bulk product sold in the wholesale channel and $1,120 in cost of sales for Rose LifeScience in 2021. During 2020, the cost of sales also includes a $1,069 inventory write down for distillate oil purchased from third party extraction companies for which the market value has dropped since the initial purchase as well as a $3,295 charge in the fourth quarter of 2020 resulting from the revaluation of inventory to fair value at the acquisition date of Pure Sunfarms.

Gross Margin

Gross margin for the year ended December 31, 2021 increased $17,859 or 92% to $37,209 from $19,350 for the year ended December 31, 2020. Gross margin as a percentage of net revenue of 39% in 2021 was higher than gross margin of 34% in 2020. The gross margin improved in 2021 as increased output of production had a favorable impact on cost of production and offset the reduction in the selling price of flower and additional costs associated with the manufacture of branded cannabis derivative products. Gross margin for 2020 was impacted by the $1,069 inventory write down for distillate oil and $3,295 charge resulting from the revaluation of inventory to fair value at the acquisition date of Pure Sunfarms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 increased 87% to $20,937 or 22% of 2021 net sales from $11,268 for the year ended December 31, 2020 or 20% of 2020 net sales. The increase in 2021 was primarily due to higher Health Canada regulatory fees, which are based on cannabis sales, Rose LifeScience expenses of $491, as well as incremental year over year expenses for sales, marketing and additional headcount to support the growth of the Canadian cannabis segment.

Share-Based Compensation

Share-based compensation for the years ended December 31, 2021 and 2020 were $2,738 and $61 respectively. The 2021 increase reflects the vesting of performance share grants in 2021 that were earned in the Canadian cannabis segment as Pure Sunfarms’ management participated in the Company’s compensation plan for the entirety of 2021 as compared to two months in 2020.

Other (Expense) Income, net

Other (expense), net was ($295) for the year ended December 31, 2021 and other income, net was $3,446 for the year ended December 31, 2020. During the first quarter of 2020, Pure Sunfarms recognized a $4,330 gain on settlement of net liabilities resulting from the March 2, 2020 Settlement Agreement between Pure Sunfarms, Emerald Health and Village Farms. This gain is derived from Pure Sunfarms’ forgiveness of Emerald’s shareholder loan, including accrued interest, offset by the extinguishment of the Supply Agreement, and a receivable due from Emerald for sales made in the first quarter of 2020 and the entire year of 2019.

Net Income

Net income for the years ended December 31, 2021 and 2020 was $9,165 and $7,651 respectively. The increase between years is mainly driven by the increase in operating income of the Canadian cannabis segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020, partially offset by the 2020 gain on settlement of net liabilities from the Pure Sunfarms Settlement Agreement.

Adjusted EBITDA

Adjusted EBITDA was $23,415 for the year ended December 31, 2021 and $13,329 for the year ended December 31, 2020. The increase of $10,086, or 76%, is primarily attributable to significant revenue growth while improving gross margin between years partially offset by a slight increase in selling, general and administrative expenses as a percentage of net sales in 2021 as compared to 2020. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Sales

Canadian cannabis net sales for the years ended December 31, 2020 and 2019 was $56,875 and $62,342, respectively, a decrease of (9%). The year over year change is comprised of a 541% increase in sales to provincial boards (branded sales) offset by a (59%) decrease in the wholesale channel (non-branded) which had been the company’s sole source of revenue until September 2019.

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

Cost of Sales

Cost of sales for the years ended December 31, 2020 and 2019 was $37,525 and $15,067, respectively, an increase of 149%. The increase was primarily driven by an 866% volume increase of branded flower and pre-roll sales which has an incremental cost of production to manufacture over bulk product sold in the wholesale channel. During 2020, the company’s cost of sales also includes a $1,069 inventory write down for distillate oil purchased from third party extraction companies for which the market value has dropped since the initial purchase as well as a $3,295 charge in the fourth quarter resulting from the revaluation of inventory to fair value at the acquisition date of Pure Sunfarms.

Gross Margin

Gross margin for the years ended December 31, 2020 and 2019 was $19,350 and $47,275, respectively, a decrease of (59%). Gross margin for 2020 was impacted by the reduction in average selling price of flower in 2020, supply exceeding demand in the wholesale channels, the $1,069 inventory write-down for distillate oil for which the net realizable value decreased from the initial purchase and the $3,295 charge from the revaluation of inventory to fair value at the acquisition date of Pure Sunfarms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $11,268 and $7,883, respectively, an increase of 43%. The increase was primarily due to higher Health Canada regulatory fees, which are based on cannabis sales, as well as incremental year over year expenses for sales, marketing and additional headcount.

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

Net Income

Net income for the years ended December 30, 2020 and 2019 was $7,651 and $27,414, respectively, a decrease of (72%). The decrease was primarily due to the decrease in gross margin for the comparable years.

Adjusted EBITDA

Adjusted EBITDA was $13,329 for the year ended December 31, 2020, a decrease of (67%) from $40,692 for the year ended December 31, 2019. The decrease was primarily due to a lower gross margin from a reduced average selling price and increased costs of sales along with an increase in selling, general and administrative expenses for the year ended December 31, 2020 compared to the same prior year period. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. cannabis segment currently consists of Balanced Health and VF Hemp. For the year ended December 31, 2021, U.S. cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021, as the results of Balanced Health from August 16, 2021 through December 31, 2021 are consolidated in the Company’s results. VF Hemp is a joint venture and its results are included in “(Losses) Income from Equity Method Investments” for the year ended December 31, 2021.

Sales

U.S. cannabis net sales for the period of August 16, 2021 to December 31, 2021 were $11,345. Over 99% of sales are generated in the United States and gross sales are composed of 79% from e-commerce sales, 15% from retail sales, 3% from shipping income and 1% from bulk sales. The loyalty program impact contributed 2% of net sales as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products.

Cost of Sales

U.S. cannabis cost of sales for the period of August 16, 2021 to December 31, 2021 were $3,398. Cost of sales are attributed directly to e-commerce, retail and bulk cost of sales with all other costs categorized within other manufacturing costs of sales which include warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. cannabis gross margin for the period of August 16, 2021 to December 31, 2021 was $7,947 or 70%.

Selling, General and Administrative Expenses

U.S. cannabis selling general and administrative expenses for the period of August 16, 2021 to December 31, 2021 was $5,604 or 49% of sales. As the U.S. cannabis business derives a significant number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support and IT services.

Share-Based Compensation

U.S. cannabis share-based compensation for the period of August 16, 2021 to December 31 2021 was $158. The share-based compensation is due to the cost of performance-based stock options for U.S. cannabis management.

Net Income

U.S. cannabis net income for the period of August 16, 2021 to December 31, 2021 was $2,200 due primarily to the gross margin of 70%.

Adjusted EBITDA

U.S. cannabis adjusted EBITDA for the period of August 16, 2021 to December 31, 2021 was $2,363 and was due primarily to the operating profit of Balanced Health offset by the loss from VF Hemp which is presented in (losses) income from equity method investments in the Consolidated Statements of Income (Loss). See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As at December 31, 2021, we had $53,417 in cash and $111,517 of working capital, and as at December 31, 2020, we had $21,640 in cash and $29,528 of working capital. We believe that cash generated from our operating activities, Credit Facilities and Pure Sunfarms Loans will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months and to fund our recent and announced acquisitions. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding December 31, 2021
Operating Loan (1)	C$	10,000		$—
FCC Term Loan		$26,723		$26,723
Pure Sunfarms Loans	C$	43,972	C$	43,972
VFCE Loan	C$	624	C$	624

(1) The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and the VFCE Borrowings (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. On December 31, 2021 we were not in compliance with one financial covenant under our FCC Term Loan. Subsequent to December 31, 2021, we received a waiver from FCC in connection with the annual testing on December 31, 2020 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2022. We can provide no assurance that we will be in compliance or receive a waiver for any non-compliance as of the next annual testing date. See “Risk Factors—We may need additional financing to further develop our business.”

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of December 31, 2021 and December 31, 2020 was $304 and $189, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $26,723 on December 31, 2021 and $28,690 as of December 31, 2020. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of both December 31, 2021 and December 31, 2020, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.79% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of December 31, 2021 and December 31, 2020 was $233,187 and $86,664, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling $150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. As of December 31, 2021, there was no amount drawn on this loan, and as of December 31, 2020, the amount drawn on this facility was $2,000.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of December 31, 2021 and December 31, 2020 was $34,741 and $23,443, respectively.

VFCE Loan

VFCE has a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. As of December 31, 2021 and December 31, 2020, the balance of the VFCE Loan was C$624 and C$1,103, respectively. The loan agreement also includes an uncommitted credit facility for up to C$700 to support financing of certain capital expenditures (the “VFCE Credit Facility”). The Company paid off the outstanding balance of the VFCE Credit Facility in the second quarter of 2021. As of December 31, 2021 and December 31, 2020, the outstanding borrowings under the VFCE Credit Facility were nil and C$88, respectively (such borrowings, together with the VFCE Loan, the ”VFCE Borrowings”).

Pure Sunfarms Loans

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement”) with FCC and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan (each as defined below) through February 7, 2024 and included a guarantee by Village Farms. The Third Amended and Restated PSF Credit Agreement amended and updated the previous three loan facilities.

The first loan facility under the Third Amended and Restated PSF Credit Agreement is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had an outstanding balance of C$9,855 as of December 31, 2021 and nil as of December 31, 2020. On December 31, 2021, Pure Sunfarms had an outstanding letter of credit of C$5,130 issued to BC Hydro against the revolving line of credit.

The second loan facility under the Third Amended and Restated PSF Credit Agreement is a credit facility with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$19,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$15,076 on December 31, 2021 and C$17,057 on December 31, 2020.

The third loan facility under the Third Amended and Restated PSF Credit Agreement is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan are required to be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$22,614 on December 31, 2021 and C$21,072 on December 31, 2020.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$6,282 on December 31, 2021 and C$6,250 on December 31, 2020.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of December 31, 2021, Pure Sunfarms was in compliance with these financial covenants.

Emerald Promissory Note

The Company had a note payable due to Emerald of C$19,900, plus accrued interest that the Company originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald in full on February 8, 2021.

Equity Offerings

The Company closed equity offerings on March 24, 2020, September 10, 2020, and January 20, 2021. The March 24, 2020 public offering raised gross proceeds of C$11,500 through the issuance of 3,593,750 Common Shares at a price of C$3.20 per Common Share. The September 10, 2020 offering raised gross proceeds of $49,800 through the issuance of 9,396,226 Units with each Unit consisting of one Common Share at a price of $5.30 per Common Share and one-half of a Warrant at an exercise price of $5.80, and as of December 31, 2021, 3,188,680 of the warrants have been exercised. On January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate of 10,887,097 Common Shares at a purchase price of $12.40 per Common Share for gross proceeds of approximately $135,000.

Summary of Cash Flows

	For the Year Ended December 31,
(in Thousands)	2021	2020
Cash beginning of year	$25,679	$11,989
Net cash flow provided by/(used in):
Operating activities	(39,567)	5,678
Investing activities	(63,470)	(51,230)
Financing activities	135,883	58,608
Net cash increase (decrease) for the year	32,846	13,056
Effect of exchange rate changes on cash	142	634
Cash, end of the year	$58,667	$25,679

Operating Activities

For the year ended December 31, 2021, cash flows used in operating activities were ($39,567) and for the year ended December 31, 2020, cash flows provided by operating activities were $5,678. The operating activities for 2021 consisted of ($46,631) in changes in non-cash working capital items and $7,958 in changes before non-cash working capital items, while operating activities for 2020 consisted of $13,072 in changes in non-cash working capital items and ($7,394) in changes before non-cash working capital items. The increase in changes before non-cash working capital items between periods was primarily due to the inclusion of the Canadian and U.S. cannabis operating results in 2021, partially offset by the lower operating results of the produce business for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in non-cash working capital items in 2021 as compared to 2020 was primarily due to the increase in produce inventory as a result of the 2021 timing of the tomato planting and harvesting cycle for the Texas facilities, the growth of the Canadian cannabis segment and its corresponding increase in inventory and net receivable balance as well as the inclusion of U.S. cannabis non-cash working capital items in 2021.

Investing Activities

For the years ended December 31, 2021 and 2020, cash flows used in investing activities were ($63,470) and ($51,230), respectively.  The investing activities for the year ended December 31, 2021 consisted primarily of ($40,685) in net acquisition costs for Balanced Health and Rose LifeScience, ($21,656) in purchases primarily for Pure Sunfarms’ conversion of its Delta 2 facility and maintenance of VF Fresh property, plant and equipment and ($1,109) in minority investments in Altum. The investing activities for the year ended December 31, 2020 consist primarily of ($34,603) in net acquisition costs for Pure Sunfarms, ($11,713) invested in Pure Sunfarms for its Delta 2 facility conversion prior to 100% acquisition by VFF, purchases by Pure Sunfarms’ for its Delta 3 facility operations and maintenance of VF Fresh property, plant and equipment of ($3,419) and minority interest investments in Altum and DutchCanGrow Inc. totaling ($1,226).

Financing Activities

For the years ended December 31, 2021 and 2020, cash flows provided by financing activities were $135,883 and $58,608, respectively. The year over year increase was primarily due to 2021 financing activities that consisted of net proceeds from the issuance of Common Shares of $127,489, proceeds from the exercise of warrants of $18,495 and net proceeds of borrowings of $10,215, partially offset by the payment of the note payable to Emerald of ($15,498) and share repurchases of ($5,000). For the year ended December 31, 2020, the financing activities primarily consisted of net proceeds from the issuance of Common Shares and warrants of $53,919, predominately used to finance the acquisition of the remaining shares of Pure Sunfarms, and net proceeds from borrowings of $4,327.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital. We currently do not have any material obligations identified in the near future, however, as noted in “Recent Developments and Updates – International”, we entered into an option agreement to receive the irrevocable right to acquire 80% ownership of Leli. This potential investment is being evaluated by the Company and may require a material contractual obligation in the event that we exercise the Option.

In addition, we currently have material long-term debt and lines of credit that we rely on to meet financing needs of the Company. The long-term debt and lines of credit have interest rate terms whereas the possibility of rising interest rates may impact the cost of capital for the Company. See “ Item 7A – Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” below for additional information.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity earnings of the joint ventures, Pure Sunfarms and VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA is a measure of operating performance that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the joint ventures, Pure Sunfarms and VF Hemp, which were accounted for as equity method investments, as well as the proportionate share of Rose LifeScience, in respect of which we have a 70% interest and the remaining 30% is accounted for as a non-controlling interest), are presented in the table “Reconciliation of U.S. GAAP Results to Proportionate Results” below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, income (loss) per share and diluted income (loss) per share by providing disclosure of our results that relate specifically to our share of our investments, given that our equity-accounted joint ventures represented a significant percentage of our net income in 2020 and 2019. We have presented a similar measure in 2021, which accounts for VF Hemp and Rose LifeScience on a proportionate basis, for comparability purposes

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2021 (1)	2020 (2)	2019
Net income (loss)	$(9,079)	$11,608	$2,325
Add:
Amortization	13,004	6,527	7,442
Foreign currency exchange loss (gain)	329	136	(433)
Interest expense, net	2,709	1,431	1,578
Recovery of income taxes	(3,526)	(2,790)	(5,866)
Share-based compensation	7,533	6,142	4,714
Interest expense for JVs	53	774	811
Amortization for JVs	71	1,503	1,227
Foreign currency exchange loss (gain) for JVs	—	120	(2)
Provision for income taxes for JV's	—	1,600	6,575
Deferred financing fees	300	—	—
Incremental utility costs due to storm	1,400	—	—
Gain on acquisition (3)	—	(23,631)	—
Gain on settlement agreement (4)	—	(4,681)	—
Loss on inventory write-down to net realizable value	—	3,275	—
Purchase price adjustment (5)	980	3,295	—
Gain on settlement of net liabilities from JV	—	(2,496)	—
Loss (gain) on disposal of assets	254	819	(13,564)
Loss on joint ventures	—	3,791	—
Other expense	(16)	—	—
Adjustment to reflect true economic value for Pure Sunfarms (6)	—	(12)	(3,956)
Adjusted EBITDA (7)	$14,012	$7,411	$851
Adjusted EBITDA for JV's (See table below)	$(260)	$5,663	$18,432
Adjusted EBITDA excluding JV's	$14,272	$1,748	$(17,581)

Notes:

(1)

For the year ended December 31, 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the period November 15, 2021 to December 31,2021, Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company.

(2)

For the period January 1, 2020 to November 1, 2020, Village Farms’ share of Pure Sunfarms earnings is reflected in income from equity method investments. For the period of November 2, 2020 to December 31, 2020, Pure Sunfarms is fully consolidated in the financial results of the Company.

(3)	See “Results of Operations – Consolidated Results – Gain on Acquisition” above.
(4)	See “Results of Operations – Consolidated Results – Gain on Settlement Agreement” above.
(5)	The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date.
(6)

The GAAP treatment of our equity earnings of Pure Sunfarms is different than under IFRS. Under GAAP, the Emerald shares that were held in escrow were not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for March through November of 2019 was higher than its economic interest of 50%. Accordingly, for those periods with a higher deemed ownership percentage, we received a higher allocation of profits and losses during the periods in which there were outstanding escrow shares that were not yet paid for by Emerald. The effective profit and loss allocation – on a weighted average basis in 2020 was 64.8%, and in 2019 was 57.9%.

(7)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms through November 1, 2020 and 100% interest since November 2, 2020, 70% interest in Rose LifeScience since acquisition, 65% interest in VFH and 60% interest in AVGGH.

Breakout of JV Adjusted EBITDA	For the Year Ended December 31,
(in thousands of U.S. dollars)	2021	2020	2019
Pure Sunfarms Adjusted EBITDA	$—	$6,078	20,558
VFH Adjusted EBITDA	(260)	(415)	(2,106)
AVGGH Adjusted EBITDA	—	—	(20)
Total JV Adjusted EBITDA	$(260)	$5,663	$18,432

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of the equity method joint ventures of Pure Sunfarms, VF Hemp and AVGGH and 70% ownership of Rose LifeScience, in respect of which we have a 70% interest and the remaining 30% is accounted for as a non-controlling interest). Pure Sunfarms was a joint venture until the Company acquired 100% ownership on November 2, 2020. The Company acquired 70% of Rose LifeScience on November 15, 2021. The tables reflect the full statements of income for Pure Sunfarms, VFH and AVGGH multiplied by the ownership percentage of the Company (versus presenting the results of these equity method joint ventures in (Losses) Income from Equity Method Investments) and the full statements of income for Rose LifeScience for November 15, 2021 through December 31, 2021 multiplied by the 70% ownership of the Company (versus presenting 100% of the results in the consolidated statement of income and the minority interest in in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax):

	For the Year Ended December 31, 2021
	Produce	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$159,996	$95,996	$11,355	$245	$—	$267,592
Cost of sales	(158,305)	(58,888)	(3,448)	(1,914)	—	(222,555)
Selling, general and administrative expenses	(10,980)	(20,791)	(5,824)	(188)	(8,674)	(46,457)
Share-based compensation	—	(2,738)	(158)	—	(4,641)	(7,533)
Gain (loss) on disposal of assets	7	(40)	5	—	(226)	(254)
Other expense net	(386)	(2,642)	(38)	(36)	(296)	(3,398)
Recovery of (provision for) income taxes	2,278	(1,688)	—	—	2,936	3,526
Net (loss) income	$(7,390)	$9,209	$1,892	$(1,893)	$(10,897)	$(9,079)
Adjusted EBITDA (2)	$(1,959)	$23,415	$2,364	$(343)	$(9,465)	$14,012
Basic (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)
Diluted (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)

	For the Year Ended December 31, 2020
	Produce	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$156,890	$38,398	$226	$417	$—	$195,931
Cost of sales	(147,110)	(26,343)	(472)	(1,430)	—	(175,355)
Selling, general and administrative expenses	(10,332)	(7,435)	(410)	(210)	(6,146)	(24,533)
Share-based compensation	—	(61)	—	—	(6,081)	(6,142)
Gain on acquisition	—	—	—	—	23,631	23,631
Gain on settlement agreement	—	—	—	—	4,681	4,681
Gain on settlement of net liabilities	—	2,496	—	—	—	2,496
Loss on inventory write-down to net realizable value	—	—	(3,275)	—	—	(3,275)
Loss on joint venture sales	—	—	—	—	(3,791)	(3,791)
(Loss) gain on disposal of assets	(6)	5	99	(916)	—	(818)
Other expense net	(140)	(1,861)	(143)	(57)	(206)	(2,407)
(Provision for) recovery of income taxes	(548)	(1,199)	—	—	2,937	1,190
Net (loss) income	$(1,246)	$4,000	$(3,975)	$(2,196)	$15,025	$11,608
Adjusted EBITDA (2)	$5,576	$8,821	$(415)	$(418)	$(6,153)	$7,411
Basic (loss) income per share	$(0.02)	$0.07	$(0.07)	$(0.04)	$0.26	$0.20
Diluted (loss) income per share	$(0.02)	$0.07	$(0.07)	$(0.04)	$0.25	$0.19

	For the Year Ended December 31, 2019
	Produce	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$143,419	$37,000	$69	$1,149	$—	$181,637
Cost of sales	(149,922)	(9,009)	(1,682)	(1,991)	—	(162,604)
Selling, general and administrative expenses	(10,387)	(4,568)	(591)	(218)	(6,157)	(21,921)
Share-based compensation	—	—	—	—	(4,714)	(4,714)
Loss on joint venture loans	—	—	—	—	(1,184)	(1,184)
Gain (loss) on disposal of assets	13,512	(78)	—	52	—	13,486
Other income (expense) net	285	(497)	(298)	(72)	(1,090)	(1,672)
Recovery of (provision for) income taxes	2,711	(6,572)	3	—	3,155	(703)
Net (loss) income	$(382)	$16,276	$(2,499)	$(1,080)	$(9,990)	2,325
Adjusted EBITDA (2)	$(11,432)	$20,558	$(2,126)	$8	$(6,157)	851
Basic (loss) income per share	$(0.01)	$0.33	$(0.05)	$(0.02)	$(0.20)	$0.05
Diluted (loss) income per share	$(0.01)	$0.32	$(0.05)	$(0.02)	$(0.19)	$0.05

Notes:

(1)

The adjusted consolidated financial results have been adjusted to include our share of revenues and expenses from Pure Sunfarms, Rose LifeScience and VF Hemp on a proportionate accounting basis, on which management bases its operating decisions and performance evaluation of the underlying businesses. GAAP does not allow for the inclusion of the joint ventures on a proportionate basis. These results include additional non-GAAP measures such as Adjusted EBITDA.

The adjusted results are not generally accepted measures of financial performance under GAAP. Our method of calculating these financial performance measures may differ from other companies and accordingly, they may not be comparable to measures used by other companies.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms through November 1, 2020 and 100% interest since November 2, 2020, 70% interest in Rose LifeScience since acquisition, 65% interest in VFH and 60% interest in AVGGH.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, or expense being reported.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

For business combinations achieved in stages, the Company’s previously held interest in the acquiree is remeasured at its acquisition date fair value, with the resulting gain or loss recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For a pre-existing relationship between the Company and the acquiree, that is not extinguished on the business combination, such a relationship is considered effectively settled as part of the business combination even if it is not legally cancelled. At the acquisition date, it becomes an intercompany relationship and is eliminated upon consolidation.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Statement of Financial Position are used to calculate future income tax assets and liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Income (Loss) in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

Redeemable Non-Controlling Interest

Non-controlling interest (“NCI”) in subsidiaries that are redeemable for cash or other assets outside of our control are classified as temporary mezzanine equity, outside of equity and liabilities. Initial measurement is at acquisition date fair value and subsequent measurement is at the greater of the carrying value or the redemption value. Changes in the redemption value are recognized immediately as they occur and the carrying amount of the redeemable NCI is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the instrument. Increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share. However, the amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument.

Revenue Recognition

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

Under bill-and-hold arrangements, whereby the Company bills a customer for a product to be delivered at a later date, control typically transfers when the product is still in the Company’s physical possession, and title and risk of loss has passed to the customer. Revenue is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met. The Company sells electricity to British Columbia Hydro and Power Authority. Revenues are recognized as the electricity is delivered to/consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption. The Company has elected to exclude taxes collected from its customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price.

Direct-to-consumer product sales for loyalty members contain two distinct performance obligations for which the Company allocates the transaction price based on the relative stand-alone value of each performance obligation, such that both revenue related to the delivery of the underlying purchased goods and deferred revenue for loyalty points issued to the customer are recognized based on the allocated consideration of value, after giving consideration to loyalty point breakage. The loyalty liability represents a performance obligation to provide goods for free or at a discount to loyalty members in exchange for the redemptions of points earned from past activities.

Judgment is required in determining whether the Company is the principal or agent in certain transactions. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e. “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e. “net”).

Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling costs are included in cost of sales as incurred or at the time revenue is recognized for the related goods, whichever comes first.

ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. If interest rates had been 50 basis points higher, the net income during the years ended December 31, 2021 and 2020 would have been lower by $315 and $241, respectively. This represents $315 and $241 in increased interest expense for the years ended December 31, 2021 and 2020, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2021 and 2020, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7874 and C$1.00 = US$0.7847, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2021 and 2020 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2021	December 31, 2020
Financial assets
Cash and cash equivalents	$1,131	$2,650
Trade receivables	2,887	1,988
JV notes receivable	—	—
Inventories	5,145	4,122
Prepaid and deposits	1,069	622
Financial liabilities
Trade payables and accrued liabilities	(2,715)	(3,596)
Loan payable	(4,460)	(4,510)
Deferred Tax Liability	(2,571)	(2,103)
Net foreign exchange gain	$486	$(827)

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included beginning on page 70 of this Annual Report on Form 10-K. See also Item 15, “Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s report on internal control over financial Reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the material weakness described in management's report on internal control over financial reporting, during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included on page 70 of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and their report is included on page 71 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 is incorporated herein by reference to the definitive proxy statement for our annual meeting of shareholders (the “2022 Proxy Statement”) to be filed within 120 days of December 31, 2021 (subject to any applicable extension period to the extent such 120th date is not a business day).

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement and is incorporated herein by reference.

The Company adopted a code of ethics that applies to all our employees, officers, and directors, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics and Whistleblowing Policy (“Code”) is available on our Company website at http://www.villagefarms.com under the Governance section of our Investors page. The Code covers whistle blowing and provides an anonymous means for employees and officers to report violations of the Code and other corporate policies. The Company has also developed the Disclosure and Insider Trading Policy to provide guidelines on employee trading in the Company’s securities. Any amendments to the Code, or information about any waivers granted to directors or executive officers with respect to the Code, will be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is incorporated herein by reference to the 2022 Proxy Statement to be filed within 120 days of December 31, 2021 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 is incorporated herein by reference to the 2022 Proxy Statement to be filed within 120 days of December 31, 2021 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is incorporated herein by reference to the 2022 Proxy Statement to be filed within 120 days of December 31, 2021 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 is incorporated herein by reference to the 2022 Proxy Statement to be filed within 120 days of December 31, 2021 (subject to any applicable extension period to the extent such 120th date is not a business day).

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

10.8

Employment Agreement, dated as of June 1, 2020, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020). +

10.9

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020). +

10.10

Credit Agreement, dated as of February 7, 2019, by and between Pure Sun Farms Corp., Bank of Montreal and Farm Credit Canada. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.11

First Amended and Restated Credit Agreement, dated as of March 30, 2020, by and between Pure Sun Farms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.12

Second Amendment and Restated Credit Agreement, dated as of June 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.13

First Supplemental Credit Agreement, dated May 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.14

First Supplemental Credit Agreement, dated October 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal and Farm Credit Canada. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.15

BDC Loan Agreement, dated December 30, 2020, by and between Pure Sunfarms Corp. and Bank of Montreal. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.16

Amended and Restated Employment Agreement, dated as of November 5, 2020, by and between Mandesh Dosanjh and the Pure Sunfarms. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).+

10.17	Membership Interest Purchase Agreement by and among Village Farms International, Inc. Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021. ^

10.18

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.19

Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

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

101.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019, formatted as Inline eXtensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

104.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019, Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

+	Indicates management contract or compensatory plan.
^

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 1, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria because a material weakness in internal control over financial reporting existed as of that date, as described below.

The Company did not operate effective controls over the calculation of one of its debt covenants. The Company’s controls related to the review of debt covenant calculations failed to identify a violation of a debt covenant as at December 31, 2021 in a timely manner. The lender subsequently waived the debt covenant prior to filing and therefore there was no impact on the Company’s December 31, 2021 financial statements.  The Company will implement remediation measures improving the review of the calculation of its debt covenants by implementing additional independent review of the calculations. In addition, the Company is working with its lender group to modify and synchronize its loan covenants such that definitions of loan covenants are aligned going forward to avoid conflicting covenants between the Company and one of its subsidiaries.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Balanced Health, which we acquired on August 16, 2021, and ROSE LifeScience which we acquired 70% ownership on November 15, 2021, as discussed in Note 7 – BHB Acquisition and Note 8 – ROSE Acquisition, of the notes to the consolidated financial statements. We have included the financial results of these acquired companies in the consolidated financial statements from the date of acquisition. Balanced Health and ROSE LifeScience constituted approximately 15% and 10% of total assets, respectively, and 4% and 1% of sales, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in shareholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the operation of effective controls over the calculation of debt covenants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Balanced Health Botanicals, LLC and Rose Lifescience Inc. from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company during 2021. We have also excluded Balanced Health Botanicals, LLC and Rose Lifescience Inc. from our audit of internal control over financial reporting. Balanced Health Botanicals, LLC and Rose Lifescience Inc. are consolidated subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 15% and 10% of total assets, respectively and approximately 4% and 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the intangible asset acquired in the acquisition of Balanced Health Botanicals, LLC (“BHB”)

As described in Note 7 to the consolidated financial statements, the Company completed the acquisition of 100% of BHB in August 2021 for total consideration of $71.75 million. The acquisition of BHB resulted in an intangible asset related to the brand of $9.25 million. The fair value of the intangible asset was based on the relief from royalty method. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. The method requires management to estimate future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible asset acquired in the acquisition of BHB is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the intangible asset acquired due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating management’s estimates related to the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible asset and controls over management’s estimation process. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the intangible asset. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s estimates related to future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. Evaluating the reasonableness of the future revenues for the related brand involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method as well as management’s estimates related to the appropriate royalty rate and an asset specific discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 1, 2022

We have served as the Company’s auditor since 2006.

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$53,417	$21,640
Restricted cash (note 3)	5,250	4,039
Trade receivables, less allowance for doubtful accounts of $39 and $13, respectively	34,360	23,222
Inventories (note 4)	68,677	46,599
Other receivables	616	145
Income tax receivable	2,430	18
Prepaid expenses and deposits	10,209	6,145
Total current assets	174,959	101,808
Non-current assets
Property, plant and equipment (note 5)	215,704	187,020
Investment in minority interests (note 9)	2,109	1,226
Note receivable - joint venture (note 16)	3,256	3,545
Goodwill (notes 6, 7 and 8)	117,533	24,027
Intangibles (notes 6, 7, 8 and 10)	26,394	17,311
Deferred tax asset (note 17)	16,766	13,312
Right-of-use assets (note 13)	7,609	3,832
Other assets	2,581	1,950
Total assets	$566,911	$354,031
LIABILITIES
Current liabilities
Line of credit	$7,760	$2,000
Trade payables	22,597	15,064
Current maturities of long-term debt (note 11)	11,416	10,166
Note payable (note 11)	—	15,314
Accrued sales taxes	3,899	12,071
Accrued loyalty program	2,098	—
Accrued liabilities (note 12)	14,168	10,367
Lease liabilities - current (note 13)	962	1,134
Income tax payable	—	4,523
Other current liabilities	1,413	1,641
Total current liabilities	64,313	72,280
Non-current liabilities
Long-term debt (note 11)	50,419	53,913
Deferred tax liability (note 17)	18,657	18,059
Lease liabilities - non-current (note 13)	6,711	2,863
Other liabilities	1,973	1,633
Total liabilities	142,073	148,748
Commitments and contingencies (note 15)
MEZZANINE EQUITY
Redeemable non-controlling interests (note 8)	16,433	—
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 88,233,929 and 66,911,811 shares issued and outstanding at December 31, 2021 and 2020, respectively.	365,561	145,668
Additional paid in capital	9,369	17,502
Accumulated other comprehensive loss	6,696	6,255
Retained earnings	26,779	35,858
Total shareholders’ equity	408,405	205,283
Total liabilities, mezzanine equity and shareholders’ equity	$566,911	$354,031

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands of United States dollars)

	2021	2020	2019
Sales (note 18)	$268,020	$170,086	$144,568
Cost of sales	(222,841)	(159,126)	(151,913)
Gross margin (note 18)	45,179	10,960	(7,345)
Selling, general and administrative expenses	(46,384)	(19,086)	(16,762)
Share-based compensation	(7,533)	(6,142)	(4,714)
Interest expense (note 18)	(2,835)	(2,056)	(2,614)
Interest income (note 18)	126	625	1,036
Foreign exchange (loss) gain	(476)	(136)	433
Gain on settlement agreement (note 6)	—	4,681	—
Gain on acquisition (note 6)	—	23,631	—
Other (expense) income	(161)	49	268
(Loss) gain on disposal of assets	(259)	(922)	13,564
Loss on joint venture loans (note 9)	—	(3,791)	(1,184)
(Loss) income before taxes and (loss) income from equity method investments	(12,343)	7,813	(17,318)
Recovery of income taxes	3,526	2,790	5,866
(Loss) income from equity method investments	(308)	1,005	13,777
(Loss) income including non-controlling interests	(9,125)	11,608	2,325
Less: net loss attributable to non-controlling interests, net of tax	46	—	—
Net (loss) income attributable to Village Farms International, Inc.	$(9,079)	$11,608	$2,325
Basic (loss) income per share attributable to Village Farms International, Inc. shareholders (note 19)	$(0.11)	$0.20	$0.05
Diluted (loss) income per share attributable to Village Farms International, Inc. shareholders (note 19)	$(0.11)	$0.19	$0.05
Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):
Basic	82,161	58,526	49,418
Diluted	82,161	61,490	51,179
(Loss) income including non-controlling interests	$(9,125)	$11,608	$2,325
Less: net loss attributable to non-controlling interests, net of tax (note 6)	46	$—	$—
Net (loss) income attributable to Village Farms International, Inc.	(9,079)	11,608	2,325
Other comprehensive (loss) income:
Foreign currency translation adjustment	441	6,730	87
Comprehensive (loss) income attributable to Village Farms International, Inc. shareholders	$(8,638)	$18,338	$2,412

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands of United States dollars)

	Number of Common Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Permanent Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2019	47,643	$60,872	$2,198	$(562)	$21,925	$84,433	$—
Shares issued in public offering, net of issuance costs	4,059	34,226	—	—	—	34,226	—
Shares issued on exercise of stock options (note 20)	212	324	(116)	—	—	208	—
Share-based compensation (note 20)	443	2,297	2,417	—	—	4,714	—
Shares issued on exercise of warrants	300	614	(148)	—	—	466	—
Cumulative translation adjustment	—	—	—	87	—	87	—
Net income	—	—	—	—	2,325	2,325	—
Balance at December 31, 2019	52,657	$98,333	$4,351	$(475)	$24,250	$126,459
Shares issued in public offering, net of issuance costs	12,990	42,550	—	—	—	42,550	—
Warrants issued in public offering	—	—	11,369	—	—	11,369	—
Shares issued on exercise of stock options (note 20)	1,265	692	(267)	—	—	425	—
Share-based compensation (note 20)	—	4,093	2,049	—	—	6,142	—
Cumulative translation adjustment	—	—	—	6,730	—	6,730	—
Net income	—	—	—	—	11,608	11,608	—
Balance at December 31, 2020	66,912	$145,668	$17,502	$6,255	$35,858	$205,283	$—
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489	—
Shares issued in acquisition	7,118	63,044	—	—	—	63,044	—
Shares issued on exercise of warrants (note 20)	3,188	29,050	(10,555)	—	—	18,495	—
Shares issued on exercise of stock options (note 20)	177	310	(111)	—	—	199	—
Share re-purchases (note 20)	(535)	—	(5,000)	—	—	(5,000)	—
Share-based compensation (note 20)	487	—	7,533	—	—	7,533	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	—	16,479
Cumulative translation adjustment	—	—	—	441	—	441	—
Net loss	—	—	—	—	(9,079)	(9,079)	(46)
Balance at December 31, 2021	88,234	$365,561	$9,369	$6,696	$26,779	$408,405	$16,433

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands of United States dollars)

	2021	2020	2019
Cash flows (used in) provided by operating activities:
Net (loss) income attributable to Village Farms International, Inc. shareholders	$(9,079)	$11,608	$2,325
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,709	6,825	7,366
Amortization of deferred charges	300	115	76
Share of loss (income) from joint venture (notes 6 and 9)	308	(1,005)	(13,777)
Loss on joint venture loans (note 9)	—	3,791	1,184
Interest expense	2,835	2,056	2,614
Interest income	(126)	(625)	(1,036)
Interest paid on long-term debt	(3,306)	(1,295)	(2,635)
Gain on settlement agreement	—	(4,681)	—
(Gain) loss on disposal of assets	259	922	(13,564)
Gain on acquisition of Pure Sunfarms	—	(23,631)	—
Non-cash lease expense	(1,351)	(1,150)	(1,043)
Other	366	—	—
Interest paid on finance lease	—	(4)	—
Share-based compensation	7,533	6,142	4,714
Deferred income taxes	(2,866)	(6,462)	(5,855)
Changes in non-cash working capital items (note 21)	(47,149)	13,072	5,244
Net cash (used in) provided by operating activities	(39,567)	5,678	(14,387)
Cash flows used in investing activities:
Purchases of property, plant and equipment, net of rebate	(21,656)	(3,419)	(2,287)
Purchases of intangibles	—	(92)	—
Advances to joint ventures	(20)	(177)	(14,507)
Proceeds from sale of assets	—	—	52
Acquisitions, net	(40,685)	(34,603)	—
Investment in minority interests	(1,109)	(1,226)	—
Investment in joint ventures	—	(11,713)	(96)
Net cash used in investing activities	(63,470)	(51,230)	(16,838)
Cash flows provided by financing activities:
Proceeds from borrowings	19,669	10,619	4,000
Repayments on borrowings	(9,454)	(6,292)	(7,423)
Proceeds from issuance of common stock	135,000	57,212	35,030
Issuance costs	(7,511)	(3,293)	(338)
Note payable paid to Emerald Health	(15,498)	—	—
Proceeds from exercise of stock options	199	425	208
Proceeds from exercise of warrants	18,495	—	—
Share re-purchases	(5,000)	—	—
Payments on capital lease obligations	(17)	(63)	(90)
Net cash provided by financing activities	135,883	58,608	31,387
Effect of exchange rate changes on cash and cash equivalents	142	634	(93)
Net increase in cash, cash equivalents and restricted cash	32,988	13,690	69
Cash, cash equivalents and restricted cash, beginning of period	25,679	11,989	11,920
Cash, cash equivalents and restricted cash, end of period	$58,667	$25,679	$11,989
Supplemental disclosure of non-cash activities:
Shares issued for acquisitions	$63,044	$—	$—
Supplemental cash flow information:
Income taxes paid	$1,801	$158	$904

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1	NATURE OF OPERATIONS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporations Act. VFF’s principal operating subsidiaries as of December 31, 2021 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), and Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”). VFF also owns a 70% equity interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

During 2021 through December 31, 2021, the Company’s shares were listed on both Toronto Stock Exchange (“TSX”) and the Nasdaq Capital Market (“Nasdaq”), in each case, under the symbol “VFF”. On December 14, 2021, the Company received approval to voluntarily delist from the TSX. Effective at the close of markets on December 31, 2021, the Company’s shares are no longer listed or traded on the TSX.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. It’s wholly-owned subsidiary, Pure Sunfarms, is a vertically-integrated licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. Through its recent 70% acquisition of Rose, the Company adds a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly-owned subsidiary, BHB, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications.

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

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) to help Canadian businesses to keep employees on the payroll in response to the challenges posed by the COVID-19 pandemic. During 2021 and 2020, Pure Sunfarms determined that it met the employer eligibility criteria and applied for the CEWS and received C$871 and C$2,470 of wage subsidies during the years ended December 31, 2021 and 2020, respectively.

Currently, all of the Company’s operations are not impacted by COVID-19, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.
2	BASIS OF PRESENTATION

The Consolidated Financial Statements reflect the accounts of the Company and our majority-owned and controlled subsidiaries. All intercompany accounts and transactions between our consolidated operations have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

Direct-to-consumer product sales for loyalty members contain two distinct performance obligations for which the Company allocates the transaction price based on the relative stand-alone value of each performance obligation, such that both revenue related to the delivery of the underlying purchased goods and deferred revenue for loyalty points issued to the customer are recognized based on the allocated consideration of value, after giving consideration to loyalty point breakage. The loyalty liability represents a performance obligation to provide goods for free or at a discount to loyalty members in exchange for the redemptions of points earned from past activities.

Judgment is required in determining whether the Company is the principal or agent in certain transactions. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e. “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e. “net”).

Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling costs are included in cost of sales as incurred or at the time revenue is recognized for the related goods, whichever comes first.

Redeemable Non-Controlling Interest

Non-controlling interest (“NCI”) in subsidiaries that are redeemable for cash or other assets outside of our control are classified as temporary mezzanine equity, outside of equity and liabilities. Initial measurement is at acquisition date fair value and subsequent measurement is at the greater of the carrying value or the redemption value. Changes in the redemption value are recognized immediately as they occur and the carrying amount of the redeemable NCI is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the instrument. Increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share. However, the amount presented in temporary equity should be no less than the initial amount reported in temporary equity for the instrument.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Statement of Financial Position are used to calculate future income tax assets and liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held with banks, and other highly liquid short-term interest-bearing securities with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash, as of December 31, 2021, includes a cash deposit required by the Company’s directors’ and officers’ insurance policy which is managed by an insurer and held as a cell captive within a Bahamas-based financial institution. Restricted cash, as of December 31, 2020, includes a deposit reserved as a guarantee to support a letter of credit.

Trade Receivables

Trade receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of (Loss) Income in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

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

Classification	Estimated Useful Lives
Licenses	22 years
Brand and trademarks	Indefinite
Computer software	3-5 years

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

For business combinations achieved in stages, the Company’s previously held interest in the acquiree is remeasured at its acquisition date fair value, with the resulting gain or loss recorded in the Statements of Net (Loss) Income. For a pre-existing relationship between the Company and the acquiree, that is not extinguished on the business combination, such a relationship is considered effectively settled as part of the business combination even if it is not legally cancelled. At the acquisition date, it becomes an intercompany relationship and is eliminated upon consolidation.

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

Property, Plant and Equipment

Property, plant and equipment is initially recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following useful lives of the assets:

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Buildings	4-30 years
Machinery and equipment	3-30 years

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

Segment Reporting

Operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). The Company has identified four operating segments – Produce, Cannabis-Canada, Cannabis-U.S. and Energy.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in markets that are not active.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Level 3: Unobservable inputs that reflect our own assumptions.

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

RS grants will be settled using the Company’s own equity and issued from treasury if the performance standard is met. The equity-settled share-based compensation is measured at the fair value of the Company’s Common Shares as at the grant date in accordance with the terms of the Company’s Stock Compensation Plan. The fair value determined at the grant date is charged to income when performance-based vesting conditions are met, based on the number of RS that will eventually be converted to Common Shares, with a corresponding increase in equity.

Advertising

Advertising costs are presented within selling, general and administrative costs in the Consolidated Statements of Operations. The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing teams. Advertising costs for the years ended December 31, 2021 and 2020 were $3,473 and $918, respectively.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions.
4	INVENTORIES

Inventories consisted of the following:

Classification	December 31, 2021	December 31, 2020
Cannabis:
Raw materials	$2,071	$615
Work-in-process	5,056	2,971
Finished goods	32,161	26,275
Packaging	5,877	2,360
Produce and Energy:
Crop inventory	19,475	12,156
Purchased produce inventory	2,485	810
Spare parts inventory and packaging	1,552	1,412
Inventory	$68,677	$46,599

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

For the years ended December 31, 2021 and 2020, there were no impairments of inventory relative to its net realizable value.
5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	December 31, 2021	December 31, 2020
Land	$14,095	$10,447
Leasehold and land improvements	5,224	4,154
Buildings	184,444	142,060
Machinery and equipment	79,070	69,390
Construction in progress	39,206	52,960
Less: Accumulated depreciation	(106,335)	(91,991)
Property, plant and equipment, net	$215,704	$187,020

Depreciation expense on property, plant and equipment, was $12,709, $6,825 and $7,366 for the years ending December 31, 2021, 2020 and 2019, respectively.

6	PURE SUNFARMS ACQUISITION

On November 2, 2020, Village Farms consummated a definitive purchase and sale agreement with Emerald Health Therapeutics Inc. (“Emerald”), acquiring 36,958,500 Common Shares in the capital of Pure Sunfarms owned by Emerald, and increasing Village Farms’ ownership of Pure Sunfarms to 100%. The shares were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through an initial C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$15.0 million) secured promissory note payable to Emerald, which was repaid in full on February 8, 2021.

The acquisition was deemed a business combination and the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software were valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of C$30,618 (US$24,108). This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 greenhouse facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at the acquisition date. The accounting for the business combination was considered complete for the year ended December 31, 2020.

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

The change in goodwill between November 2, 2020 and December 31, 2021 is due to the effect of foreign currency translation.

Prior to its acquisition on November 2, 2020, the Company accounted for its investment in Pure Sunfarms, using the equity method. The Company determined that Pure Sunfarms was a variable interest entity (“VIE”), however the Company did not consolidate Pure Sunfarms because the Company was not the primary beneficiary. Although the Company was able to exercise significant influence over the operating and financial policies of Pure Sunfarms through its then 58.7% majority interest, the Company shared joint control of the board of directors and therefore was not the primary beneficiary. For the three and nine months ended September 30, 2020, the Company’s equity earnings from Pure Sunfarms were $1,443 and $5,437, respectively.

On March 2, 2020, pursuant to the Settlement Agreement, Emerald transferred to the Company 2.5% of additional equity in Pure Sunfarms. The Company determined the fair value of the equity received from Emerald to be C$6.5 million (US$4.7 million). The Company recorded this amount as a gain and included it as a gain on settlement agreement on the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2020.

For the period January 1, 2020 to November 1, 2020, the Company’s share of the joint venture consisted of the following:

Balance, January 1, 2020	$41,334
Investments in joint venture	16,393
Share of net income for the year	4,980
Balance, November 1, 2020	$62,707

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

7	BHB ACQUISITION

On August 16, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among Village Farms, Balanced Health and the other parties thereto, including the members of Balanced Health (collectively, the “BHB Sellers”). The Purchase Agreement provided for the acquisition of a 100% interest in Balanced Health (the “Balanced Health Acquisition”), for a total purchase price comprised of a cash purchase price of approximately $30 million, and an aggregate of 4,707,113 of our Common Shares, with a fair value of approximately $42 million, issued to the BHB Sellers on the closing date of the Balanced Health Acquisition (the “Closing Date”).

In connection with the Balanced Health Acquisition, each of the BHB Sellers entered into a lock-up agreement with us, pursuant to which each such BHB Seller has agreed not to resell the Village Farms Common Shares received as consideration in the Balanced Health Acquisition until such Common Shares cease to be “Restricted Shares” (as defined in the Purchase Agreement) (“Restricted Shares”). Under the terms of the Purchase Agreement and the lock-up agreements, such Common Shares cease to be Restricted Shares, as follows: (i) with respect to one-fourth (1/4) of such Common Shares, on the Closing Date; (ii) with respect to an additional one-fourth (1/4) of such Common Shares, on the last day of the four (4) month period following the Closing Date; (iii) with respect to an additional one-fourth (1/4) of such Common Shares, on the last day of the eight (8) month period following the Closing Date; and (iv) with respect to an additional one-fourth (1/4) of such Common Shares, on the last day of the twelve (12) month period following the Closing Date.

The acquisition was deemed a business combination and the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations of acquired intangible assets. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand.

Based upon estimates, the Company identified goodwill of $60,008 and a brand intangible of $9,250. This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Balanced Health and the estimated fair value of all assets and liabilities acquired. The goodwill has been allocated to the U.S. Cannabis reporting segment. The accounting for the business combination was complete as of December 31, 2021.

The following table shows the allocation of the purchase price to assets acquired and liabilities assumed, based on estimates of fair value, including a summary of the identifiable classes of consideration transferred, and amounts by category of assets acquired and liabilities assumed at the acquisition date:

Consideration paid	Shares	Share Price	Amount
Cash			$30,000
Village Farms common shares issued	4,707,113	$8.87	41,752
Working capital adjustment			$(2)
Total fair value of consideration			$71,750

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

August 16, 2021
ASSETS
Cash and cash equivalents	$4,056
Trade and other receivables, net	1,030
Inventories	1,796
Prepaid expenses and deposits	667
Property, plant and equipment	1,900
Right-of-use asset	5,099
Goodwill	60,008
Intangibles	9,394
Other assets	362
Total assets	84,312
LIABILITIES
Trade payables	688
Accrued liabilities	6,659
Other current liabilities	192
Lease liability	5,023
Total liabilities	12,562
Net assets acquired	71,750

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the Company’s consolidated results assuming the Balanced Health Acquisition occurred on January 1, 2020.

	Year ended December 31,
	2021	2020
Sales	$287,378	$206,901
Net income	$(7,564)	$3,263

8	ROSE ACQUISITION

On November 15, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with Rose and other parties, including the shareholders of Rose (collectively, the “Rose Sellers”), for the acquisition of a 70% interest in Rose pursuant to the terms of the Purchase Agreement (the “Acquisition”), for a total purchase price (the “Purchase Price”) of C$46.7 million, comprised of a cash purchase price of C$19.9 million and a total of 2,411,280 Common Shares of Village Farms (“Village Farms Shares”), subject to customary purchase price adjustments. The Village Farms Shares issued under the Purchase Agreement are subject to lock-up agreements, and subject to compliance with applicable securities laws, 33% of these shares will be released from lock-up restrictions four (4) months following the Closing Date, another 33% of these shares will be released from lock-up restrictions eight (8) months after the Closing Date and the remaining shares will be released from lock-up restrictions one (1) year after the Closing Date.

Under the terms of the Purchase Agreement, we agreed to file a prospectus supplement under our existing shelf registration statement, on or before the date that is four (4) months following the Closing Date, to register for resale all of the Village Farms Shares issued to the Rose Sellers on the Closing Date.

Put/Call Option

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, have remained in their current roles with Rose post-Acquisition and have retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders have entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and March 31, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms can also acquire 34% of the Retained Interest between December 31, 2022

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

and March 31, 2023. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the applicable prior calendar year. If exercised upon a liquidity event, the Option Price is subject to a minimum amount which varies depending on the year on which it is exercised.

The consideration for the acquisition of the Retained Interest may, at Village Farms’ sole discretion, be payable solely in cash or in a pre-determined combination of cash and Village Farms Shares based on a formula similar to that used for the issuance of the Village Farms Shares comprising part of the Purchase Price.

Based upon preliminary estimates, the Company identified goodwill of $34,548 and a redeemable NCI classified as temporary mezzanine equity of $16,479. The goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Rose and the estimated fair value of all assets and liabilities acquired. The goodwill has been allocated to the Canadian Cannabis reporting segment. The Company expects to recognize intangible assets but is still in the process of identifying and valuing them as well as the fair value of the Put Option identified and classified as redeemable non-controlling interest. The Company expects the accounting for the business combination to be complete by March 31, 2022.

The change in goodwill between November 15, 2021, and December 31, 2021 is due to the effect of foreign currency translation.

Consideration paid	Shares	Share Price	Amount
Cash			$15,859
Village Farms common shares issued	2,411,280	$9.04	21,798
Working capital adjustment			1,055
Total fair value of consideration			$38,712

November 15, 2021
ASSETS
Cash and cash equivalents	$1,118
Trade and other receivables, net	1,595
Inventories	3,586
Prepaid expenses and deposits	498
Property, plant and equipment	16,423
Goodwill	34,548
Total assets	57,768
LIABILITIES
Trade payables	774
Accrued liabilities	1,803
Total liabilities	2,577
Mezzanine equity	16,479
Total liabilities and mezzanine equity	19,056
Net assets acquired	$38,712

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the Company’s consolidated results assuming the Rose Acquisition occurred on January 1, 2020.

	Year ended December 31,
	2021	2020
Sales	$279,756	$173,214
Net income	$(15,972)	$(608)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

9	INVESTMENTS IN JOINT VENTURES AND MINORITY INTERESTS

Village Fields Hemp USA

The net assets of VF Hemp were negative $10,369 and $9,895 as of December 31, 2021 and 2020, respectively. The net loss for the years ending December 31, 2021 and 2020 was $474 and $6,114.

Minority Interest

In July 2020, the Company invested $226, for an approximate 16% minority interest ownership in DutchCanGrow Inc. (“DCG”), a Netherlands-based cannabis enterprise. The Company wrote off its investment in DCG in December 2021.

In August 2020, the Company invested $1,000 for a 6.6% minority interest ownership in Australia-based Altum International Pty Ltd (“Altum”), with an option to increase its ownership in Altum on similar terms. During the year ended December 31, 2021, the Company exercised its option and purchased additional shares in Australia-based Altum International Pty Ltd (“Altum”), bringing the Company’s total investment in Altum to 11.9%.

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
10	INTANGIBLES

Intangibles consisted of the following:

Classification	December 31, 2021	December 31, 2020
Licenses	$12,835	$12,870
Brand and trademarks*	12,951	3,688
Computer software	2,014	945
Other*	144	—
Less: Accumulated amortization	(1,550)	(192)
Intangibles, net	$26,394	$17,311

*Indefinite-lived intangible assets.

The expected future amortization expense for definite-lived intangible assets as of December 31, 2021 is as follows:

Fiscal period
2022	$1,130
2023	901
2024	767
2025	676
2026	606
Thereafter	9,219
Intangibles, net	$13,299

Amortization expense for intangibles was $916 and $122 for the years ending December 31, 2021 and 2020, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

11	DEBT

	Balance outstanding as of December 31,
	2021	2020
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.79%; matures April 1, 2025	$26,723	$28,690
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	491	797
Advance on term loan - VFCE: CA$250 - repayable in monthly installments of principle plus interest rate of CA$ prime rate plus 200 basis points - paid in full June 2021	—	69
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.45%; matures February 2024	11,870	13,385
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.45%; matures February 2024	17,806	16,535
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,946	4,905
Unamortized deferred financing fees	—	(302)
Total	$61,836	$64,079

Village Farms’ line of credit had no amount drawn on the facility as of December 31, 2021, while there was $2,000 drawn as of December 31, 2020.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of December 31, 2021 and 2020 was $233,187 and $86,664, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of December 31, 2021 and 2020 was $34,741 and $23,443, respectively.

The Company was not in compliance with one financial covenant under the FCC Loan. Subsequent to December 31, 2021, the Company received a waiver from FCC for the annual test on December 31, 2021 for the one financial covenant. The covenant will be reinstated for fiscal year 2022. FCC measures the Company’s financial covenants once a year on the last day of the year. As of December 31, 2021, Village Farms was in compliance with all of its remaining covenants under its other credit facilities. In December 2020, Village Farms amended the terms of its covenants with respect to its FCC Loan. The amended covenants were waived for the year ending December 31, 2020 and were reinstated for fiscal year 2021.

On March 15, 2021, Pure Sunfarms entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated PSF Credit Agreement) with Farm Credit Canada and two Canadian chartered banks, which extended the maturity date of each of the PSF Revolving Line of Credit, PSF Non-Revolving Facility and the PSF Term Loan through February 7, 2024, included an unlimited guarantee from Village Farms and changed certain financial covenants. The Third Amended and Restated PSF Credit Agreement amended and updated the previous three loan facilities. The PSF Revolving Line of Credit had $7,760 balance as of December 31, 2021. On December 31, 2020, the Company had outstanding a $4,039 letter of credit issued to BC Hydro against the revolving line of credit.

The term loan held by the Company’s subsidiary Pure Sunfarms with an outstanding loan amount of C$15.0 million (US$11.8 million) was entered into on February 7, 2019 and amended on March 15, 2021 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The term loan held by the Company’s subsidiary Pure Sunfarms with an outstanding loan amount of C$22.5 million (US$17.7 million) was entered into on April 2, 2020 and amended on March 15, 2021 and is secured by a first-ranking security interest in respect of all present and future property, assets and undertakings of the Company.

On December 20, 2020 Pure Sunfarms entered into a C$6,250 non-revolving demand loan at prime interest plus 3.75% with a Canadian Chartered Bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 relief, requires interest only payments monthly for the first twelve months, and commencing December 31, 2021 and maturing December 31, 2031, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the loan was US$4,905 on December 31, 2021.

Pure Sunfarms is required to comply with financial covenants, measured quarterly and annually. As of December 31, 2021, Pure Sunfarms was in compliance with its financial covenants.

The Company had a note payable due to Emerald Health of C$19.9 million (US$15.2 million), plus accrued interest in the statement of financial position that it originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald Health in full on February 8, 2021.

The weighted average interest rate on short-term borrowings as of December 31, 2021 and 2020 was 5.15% and 5.11%, respectively.

Accrued interest payable on the credit facilities and loans as of December 31, 2021 and 2020 was $304 and $189, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2022	$7,890
2023	7,540
2024	26,072
2025	22,282
2026	689
Thereafter	2,805
$67,278

12	ACCRUED LIABILITIES

	December 31, 2021	December 31, 2020
Accrued payroll	$3,552	$2,865
Accrued grower partner payables	2,248	882
Other	8,368	6,620
	$14,168	$10,367

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

13	LEASES

The Company leases a parcel of land in Marfa, Texas that one of its greenhouses resides on as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company leases production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters, and office and manufacturing space in Denver, Colorado for BHB’s headquarters and operations. Rose owns land and leases a building for headquarters and operations in Montreal, Quebec.

The components of lease related expenses are as follows:

	Year ended December 31,
	2021	2020
Operating lease expense (a)	$2,926	$2,244
Finance lease expense:
Amortization of right-of-use assets	25	63
Interest on lease liabilities	—	4
Total finance lease expense	$25	$67

(a)	Includes short-term lease costs of $680 and $461 for the year ended December 31, 2021 and 2020.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2021	2020
Operating cash flows from operating leases	$1,351	$1,150
Operating cash flows from finance leases	$—	$4
Financing cash flows from finance leases	$17	$63

December 31, 2021
Weighted average remaining lease term:
Operating leases	6 years
Finance leases	1 year
Weighted average discount rate:
Operating leases	8.48%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
2022	$2,137	$9
2023	1,900	—
2024	1,386	—
2025	1,145	—
2026	1,166	—
Thereafter	3,183	—
Undiscounted lease cash flow commitments	10,917	9
Reconciling impact from discounting	(3,253)
Lease liabilities on consolidated statement of financial position as of December 31, 2021	$7,664	$9

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

14	FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2021 and 2020, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, trade payables, accrued liabilities, lease liabilities, note payables and debt.  The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk.

There were no financial instruments categorized as Level 3 at December 31, 2021 and December 31, 2020, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2021 and 2020, respectively.

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

16	RELATED PARTY TRANSACTIONS AND BALANCES

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of December 31, 2021, and December 31, 2020 the Grid Loan balance was $3,256 and $3,545, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $114, $118 and $110 in salary and benefits during the years ended December 31, 2021, 2020 and 2019, respectively.

During 2020, the Company advanced to an employee in connection with a relocation at the request of the Company, which was included in other assets on the Consolidated Statement of Financial Position. In January 2021, the employee repaid $124 of the outstanding loan balance. The remaining balance was forgiven following one year of service with the Company on July 7, 2021.

17	INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021
	Current	Deferred	Total
US Federal	$—	$(3,278)	$(3,278)
US State	135	(176)	(41)
Canadian	(795)	588	(207)
	$(660)	$(2,866)	$(3,526)

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

The provision for (recovery of) income taxes reflected in the consolidated statements of (loss) income for the years ended December 31, 2021, 2020 and 2019 differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
(Loss) income before income taxes	$(12,651)	$8,818	$(3,541)
Tax (recovery) calculated at US domestic tax rates	(2,592)	1,869	(744)
State tax adjustments	(230)	(310)	(350)
Non-deductible items	1,516	(6,531)	1,304
True up of prior year income tax estimates	(648)	(181)	207
Capitalized debt amortization costs	—	—	(631)
Share of income from joint venture	—	(228)	(4,367)
Unrealized foreign exchange	—	—	(276)
Deferred adjustment	(2,429)	343	(1,920)
Differences attributed to joint venture capital transactions	—	—	(487)
Tax rate differences on deferred items	397	49	(42)
Differences in Canadian tax rates	—	1,643	1,472
Change in tax rates	5	37	—
Change in valuation allowance	57	3	(144)
Other	398	516	112
Recovery of income taxes	$(3,526)	$(2,790)	$(5,866)

The statutory tax rate in effect in Canada and the United States for the year ended December 31, 2021, 2020 and 2019 was 27.0% and 21.0%, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The blended effective tax rate for 2021 was 27.9% compared to (31.4%) and 165.6% in 2020 and 2019, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Other assets	$5,140	$4,935
Long-term debt	832	897
Tax losses: Non-capital and farm losses	22,860	14,336
Provisions: Debt and unit issuance costs	2,194	1,355
Tax losses: Valuation allowance	(1,708)	(35)
	29,318	21,488
Deferred tax liabilities:
Joint venture shares	(2,662)	(2,651)
Cash adjustment	(11,514)	(7,604)
Property, plant and equipment	(17,033)	(15,980)
	(31,209)	(26,235)
Net tax assets	$(1,891)	$(4,747)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has recorded a $1,708 valuation allowance on its deferred tax assets for the year ended December 31, 2021. The valuation allowance reflected on the consolidated balance sheets is approximately $35 at December 31, 2020

Included in the schedule of deferred tax assets and liabilities above are US federal net operating loss carryforwards of approximately $74,607 and $58,780 as of December 31, 2021 and 2020, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forwards of approximately $28,189 and $21,108 as of December 31, 2021 and 2020, respectively, which started to expire in 2021. The Canadian Non-Capital Loss carry forwards are $26,916 and $3,345 as of December 31, 2021 and 2020, respectively. The Canadian Provincial Non-Capital Loss carry forwards are $13,409 and $0, as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2021 and 2020, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as Canada and its provinces. As of December 31, 2021, the Company’s tax years for 2018, 2019 and 2020 are subject to examination by the tax authorities.

18	SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in four segments. The Company’s four segments include Produce, Cannabis-Canada, Cannabis-U.S. and Energy. The Produce segment produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications. The Energy business produces power that it sells pursuant to a long-term contract to its one customer.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

For years ended December 31, 2021 and 2020, approximately 48% and 79%, respectively, of the Company’s total sales were in the United States. In 2021 the Company had two customers that individually represented more than 10% of total sales, comprising of 20.1% and 10.6% of sales, respectively. In 2020, the Company had two customers that individually represented more than 10% of its sales, comprising of 12.7% and 12.5% of sales, respectively.

As of December 31, 2021, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 29.0% of the balance. As of December 31, 2020, the Company’s trade receivables had two customers that represented more than 10% of the balance of trade receivables, representing 26.3% of the balance.

The Company’s primary operations are in the United States and Canada. Segment information as of and for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Sales
Produce	$159,778	$156,891	$143,419
Cannabis – Canada	96,434	12,778	—
Cannabis – United States	11,345	—	—
Energy	463	417	1,149
	$268,020	$170,086	$144,568
Interest expense
Produce	$561	$1,759	$2,543
Cannabis – Canada	2,236	243	—
Cannabis – United States	1	—	—
Energy	37	54	71
	$2,835	$2,056	$2,614
Interest income
Corporate	$117	$623	$1,036
Cannabis – Canada	9	2	—
	$126	$625	$1,036
Depreciation and amortization
Produce	$5,238	$5,356	$6,462
Cannabis – Canada	5,875	822	—
Cannabis – United States	299	—	—
Energy	1,297	647	904
	$12,709	$6,825	$7,366
Gross margin
Produce	$1,474	$9,621	$(6,667)
Cannabis – Canada	37,209	2,193	—
Cannabis – United States	7,947	—	—
Energy	(1,451)	(854)	(678)
	$45,179	$10,960	$(7,345)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Total assets	2021	2020
United States	$116,654	$110,107
Canada	450,257	243,924
	$566,911	$354,031

Property, plant and equipment, net	2021	2020
United States	$39,583	$56,011
Canada	176,121	131,009
	$215,704	$187,020

19	(LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of Common Shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows:

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income including non-controlling interests	$(9,125)	$11,608	$2,325
Less: Net loss attributable to non-controlling interests	46	—	—
Net (loss) income attributable to Village Farms International, Inc. shareholders	$(9,079)	$11,608	$2,325
Denominator:
Weighted average number of common shares – basic	82,161	58,526	49,418
Effect of dilutive securities – share-based employee options and awards	—	2,964	1,761
Weighted average number of common shares – diluted	82,161	61,490	51,179
Antidilutive options and awards (1)	3,822	500	310
Net (loss) income per ordinary share:
Basic	$(0.11)	$0.20	$0.05
Diluted	$(0.11)	$0.19	$0.05

(1)	Options to purchase shares of common stock and unvested RSUs are not included in the calculation of net income (loss) per share because the effect would have been anti-dilutive.
20	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On November 15, 2021, the Company acquired a 70% interest in Rose. Under the terms of the agreement, 2,411,280 Common Shares of the Company were issued to the owners of Rose as part of the consideration.

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

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consisted of one common share of the Company and one-half (0.5) of a warrant to purchase a common share of the Company at a price of $5.80. On March 10, 2021, the warrants became exercisable and will expire on September 10, 2025. As of December, 2021, 3,188,680 of the warrants have been exercised. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity. The fair value of these warrants was determined using the Black-Sholes Merton valuation model.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company’s Share-Based Compensation Plan (the “Plan”) dated January 1, 2010 was most recently approved by Shareholders on June 10, 2021. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 4,970,835 shares remain available for issuance at December 31, 2021.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2021	2020	2019
Expected volatility	68.3% - 75.7%	71.1%	60.7%
Dividend	$nil	$nil	$nil
Risk-free interest rate	1.07% - 1.54%	0.52%	1.86%
Expected life	4.5 years - 6.9 years	7.1 years	5.7 years
Fair value	CA$5.45 - CA$9.28	CA$5.83	CA$9.73

Stock option transactions under the Company’s plan for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,164,999	CA$2.10	5.69	$5,553
Granted during 2019	510,000	CA$16.32	9.19
Exercised during 2019	(212,332)	CA$1.29	4.85
Forfeited/expired during 2019	(10,001)	CA$2.20
Outstanding at December 31, 2019	2,452,666	CA$5.12	5.60	$11,435
Exercisable at December 31, 2019	1,707,337	CA$1.78	4.18	$10,736
Granted during 2020	1,081,488	CA$8.77	9.75
Exercised during 2020	(425,166)	CA$1.36	1.62
Forfeited during 2020	(41,666)	CA$6.93
Outstanding at December 31, 2020	3,067,322	CA$6.91	6.82	$20,051
Exercisable at December 31, 2020	1,618,168	CA$3.91	4.58	$15,119
Granted during 2021	792,236	CA$10.62	9.78
Exercised during 2021	(177,000)	CA$1.34	1.14
Forfeited during 2021	(60,000)	CA$13.41
Outstanding at December 31, 2021	3,622,558	CA$7.88	7.89	$8,293
Exercisable at December 31, 2021	2,042,663	CA$6.09	5.14	$7,621

The weighted-average grant-date fair value of options granted during the years 2021, 2020 and 2019 was $7.52 , $5.83 and $9.58, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $2,273,  $2,732 and $1,999, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2021 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2021	1,449,154	CA$6.52
Granted	792,236	CA$7.52
Vested	(628,161)	CA$6.65
Forfeited	(33,334)	CA$8.58
Non-vested at December 31, 2021	1,579,895	CA$6.93	CA$671

As of December 31, 2021, there was $10,941 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

Performance-based restricted share unit activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,056,666	CA$5.56
Granted	355,000	CA$14.94
Received	(442,666)	CA$7.82
Forfeited/expired	(230,000)	CA$12.90
Outstanding at December 31, 2019	739,000	CA$7.92
Exercisable at December 31, 2019	30,000	CA$12.87
Granted	1,068,000	CA$6.36
Issued	(840,000)	CA$6.47
Forfeited	(98,000)	CA$9.59
Outstanding at December 31, 2020	869,000	CA$7.51
Exercisable at December 31, 2020	75,000	CA$6.10
Granted	158,000	CA$9.68
Exercised	(487,000)	CA$7.14
Forfeited/expired	(310,000)	CA$8.35
Outstanding at December 31, 2021	230,000	CA$8.67
Exercisable at December 31, 2021	200,000	CA$8.24

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

A summary of the status of the Company’s non-vested performance-based restricted share units, and the changes during the year ended December 31, 2021, is presented below:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	794,000	C$7.33
Granted	158,000	C$9.69
Vested	(612,000)	C$7.68
Forfeited	(310,000)	C$8.34
Non-vested at December 31, 2021	30,000	C$10.46

Total share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 of $7,533, $6,142 and $4,714, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

21	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2021	2020	2019
Trade receivables	$(9,914)	$(3,196)	$2,301
Inventories	(16,761)	2,997	9,042
Note receivable	—	765	—
Due from joint ventures	4	4,363	(3,530)
Other receivables	(399)	199	(448)
Prepaid expenses and deposits	(3,201)	(1,245)	(370)
Trade payables	6,327	(1,665)	(1,953)
Accrued liabilities	(10,389)	6,565	(369)
Other assets, net of other liabilities	(12,816)	4,289	571
	$(47,149)	$13,072	$5,244