Form 10-K/A
period 2021-12-31
Village Farms International, Inc.
filed 2022-03-14
CIK 1584549

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).
YES  ☐    NO  ☒
The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2021 was $748,505,742.
As of February 28, 2022, the registrant had 88,443,929 common shares outstanding.
Auditor Firm Id
: 271
Auditor Name
: PricewaterhouseCoopers LLP
Auditor Location
: Vancouver, British Columbia, Canada

EXPLANATORY NOTE
Village Farms International, Inc. (the “
Company
”) is filing this amendment (this “
Amendment
”) to its Annual Report on Form
10-K
filed on March 1, 2022 (the “
Original Form
10-K
”) solely to
re-file
Exhibit 10.17 thereto to remove all schedules and similar attachments to such exhibit, as permitted by Item 601(a)(5) of Regulation
S-K.
Accordingly, Exhibit 10.17 to this Amendment amends and replaces Exhibit 10.17 to the Original Form
10-K
in its entirety.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1
4
th day of March 2022.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
Name:	Michael A. DeGiglio
Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities on March 1
4
, 2022.

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