Form 10-Q
period 2022-03-31
Village Farms International, Inc.
filed 2022-05-10
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, 88,561,929 common shares were issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Quarterly Report on Form 10-Q the following trademarks, trade names and service marks of ours: Village Farms®, Delectable TOV®, From Our House To Your Home®, Mini Sensations®, Sinfully Sweet Campari®, Heavenly Villagio Marzano®, BC Grown Logo®, Texas Grown Logo®, Good for the Earth ®, Village Farms Greenhouse Grown ®, Village Fields®, Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Farm to FlowerTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, The BakeryTM, Purple Sun GodTM, and Pure Sun CBDTM. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history, including that of Rose LifeScience Inc. (“Rose”), Balanced Health Botanicals, LLC (“Balanced Health”), Pure Sunfarms, Inc. and our operations of growing hemp in the United States; the legal status of Pure Sunfarms, Rose and Balanced Health cannabis business; risks relating to the integration of Balanced Health and Rose into our cannabis business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; market position, ability to leverage current business relationships for future business involving hemp and cannabinoids, the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and licenses (e.g., Pure Sunfarms ability to obtain licenses for its Delta 2 greenhouse facility as well as additional licenses under the Canadian act respecting cannabis to amend to the Controlled Drugs and Substances Act, the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Delta 3 greenhouse facility), and changes in our regulatory requirements; risks relating to conversion of our greenhouses to cannabis production for Pure Sunfarms; risks related to rules and regulations at the U.S. federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing and developing COVID-19 pandemic; and tax risks.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$34,623	$53,417
Restricted cash	6,810	5,250
Trade receivables	35,857	34,360
Inventories	79,611	68,677
Note receivable - joint venture	3,207	—
Other receivables	582	616
Income tax receivable	3,631	2,430
Prepaid expenses and deposits	10,662	10,209
Total current assets	174,983	174,959
Non-current assets
Property, plant and equipment	220,616	215,704
Note receivable - joint venture	—	3,256
Investment in minority interests	2,109	2,109
Goodwill	119,597	117,533
Intangibles	26,512	26,394
Deferred tax asset	18,682	16,766
Right-of-use assets	7,195	7,609
Other assets	6,088	2,581
Total assets	$575,782	$566,911
LIABILITIES
Current liabilities
Line of credit	$9,880	$7,760
Trade payables	23,998	22,597
Current maturities of long-term debt	10,585	11,416
Accrued sales taxes	9,235	3,899
Accrued loyalty program	1,728	2,098
Accrued liabilities	15,659	14,168
Lease liabilities - current	872	962
Other current liabilities	1,549	1,413
Total current liabilities	73,506	64,313
Non-current liabilities
Long-term debt	49,749	50,419
Deferred tax liability	21,257	18,657
Lease liabilities - non-current	6,366	6,711
Other liabilities	2,076	1,973
Total liabilities	152,954	142,073
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	16,271	16,433
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 88,561,929 shares issued and outstanding at March 31, 2022 and 88,233,929 shares issued and outstanding at December 31, 2021.	365,737	365,561
Additional paid in capital	10,333	9,369
Accumulated other comprehensive income	10,225	6,696
Retained earnings	20,262	26,779
Total shareholders’ equity	406,557	408,405
Total liabilities, mezzanine equity and shareholders’ equity	$575,782	$566,911

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Sales	$70,156	$52,396
Cost of sales	(60,252)	(50,089)
Gross margin	9,904	2,307
Selling, general and administrative expenses	(16,971)	(8,092)
Share-based compensation	(964)	(1,998)
Interest expense	(683)	(741)
Interest income	110	3
Foreign exchange gain (loss)	319	(504)
Other expense	(8)	(69)
Loss before taxes and loss from equity method investments	(8,293)	(9,094)
Recovery of income taxes	1,666	1,839
Loss from equity method investments	(52)	(127)
Loss including non-controlling interests	(6,679)	(7,382)
Less: net loss attributable to non-controlling interests, net of tax	162	—
Net loss attributable to Village Farms International, Inc.	$(6,517)	$(7,382)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.07)	$(0.10)
Diluted loss per share attributable to Village Farms International, Inc. shareholder	$(0.07)	$(0.10)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	88,376	76,002
Diluted	88,376	76,002
Loss including non-controlling interests	$(6,679)	$(7,382)
Less: net loss attributable to non-controlling interests, net of tax	162	—
Net loss attributable to Village Farms International, Inc.	(6,517)	(7,382)
Other comprehensive loss:
Foreign currency translation adjustment	461	1,711
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(6,056)	$(5,671)

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Loss and Comprehensive Loss.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2022
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$408,405	$16,433
Shares issued on exercise of stock options	328	176	—	—	—	176	—
Share-based compensation	—	—	964	—	—	964	—
Cumulative translation adjustment	—	—	—	3,529	—	3,529	—
Net loss	—	—	—	—	(6,517)	(6,517)	(162)
Balance at March 31, 2022	88,562	$365,737	$10,333	$10,225	$20,262	$406,557	$16,271

	Three Months Ended March 31, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283	—
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489	—
Shares issued on exercise of warrant	3,045	27,743	(10,080)	—	—	17,663	—
Shares issued on exercise of stock options	104	192	(67)	—	—	125	—
Share-based compensation	243	—	1,998	—	—	1,998	—
Cumulative translation adjustment	—	—	—	1,711	—	1,711	—
Net loss	—	—	—	—	(7,382)	(7,382)	—
Balance at March 31, 2021	81,191	$301,092	$9,353	$7,966	$28,476	$346,887	$—

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(6,517)	$(7,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,128	3,225
Amortization of deferred charges	66	78
Share of loss from joint ventures	52	127
Interest expense	683	741
Interest income	(110)	(3)
Interest paid on long-term debt	(747)	(851)
Unrealized foreign exchange gain/loss	113	—
Non-cash lease expense	(116)	(128)
Share-based compensation	964	1,998
Deferred income taxes	(2,062)	(2,538)
Changes in non-cash working capital items	(5,091)	(9,703)
Net cash used in operating activities	(9,637)	(14,436)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,263)	(4,706)
Note receivable	(3,442)	—
Advances to joint ventures	—	(5)
Investment in minority interests	—	(500)
Net cash used in investing activities	(8,705)	(5,211)
Cash flows provided by financing activities:
Proceeds from borrowings	2,120	4,176
Repayments on borrowings	(983)	(4,223)
Proceeds from issuance of common stock and warrants	—	135,000
Issuance costs	—	(7,511)
Proceeds from exercise of stock options	176	125
Proceeds from exercise of warrants	—	17,663
Payments on capital lease obligations	(301)	(155)
Payment of note payable related to acquisition	—	(15,498)
Net cash provided by financing activities	1,012	129,577
Effect of exchange rate changes on cash and cash equivalents	96	178
Net (decrease) increase in cash and cash equivalents	(17,234)	110,108
Cash and cash equivalents, beginning of period	58,667	25,679
Cash and cash equivalents, end of period	$41,433	$135,787

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	DESCRIPTION OF BUSINESS

Village Farms International, Inc. (“VFF”) and together with its subsidiaries (the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporation Act. VFF’s principal operating subsidiaries as of March 31, 2022 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 4700 80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. Through its 70% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balance Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications.

2	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements for the three months ended March 31, 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results for the full year.

In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 that have had a material impact on our condensed consolidated interim financial statements and related notes.

The condensed consolidated interim financial statements reflect the accounts of the Company and its majority-owned and controlled subsidiaries. All intercompany accounts and transactions between our consolidated operations have been eliminated.

3	NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4	INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2022	December 31, 2021
Cannabis:
Raw materials	$1,789	$2,071
Work-in-progress	8,854	5,056
Finished goods	40,336	32,161
Packaging	7,091	5,877
Produce and Energy:
Crop inventory	18,688	19,475
Purchased produce inventory	818	2,485
Spare parts inventory and packaging	2,035	1,552
Inventory	$79,611	$68,677

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	March 31, 2022	December 31, 2021
Land	$14,262	$14,095
Leasehold and land improvements	5,231	5,224
Buildings	186,239	184,444
Machinery and equipment	81,036	79,070
Construction in progress	43,442	39,206
Less: Accumulated depreciation	(109,594)	(106,335)
Property, plant and equipment, net	$220,616	$215,704

6	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2022:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2021	$57,525	$60,008	$117,533
Foreign currency translation adjustment	2,064	-	2,064
Balance as of March 31, 2022	$59,589	$60,008	$119,597

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Intangible Assets

Intangible assets consisted of the following as of:

Classification	March 31, 2022	December 31, 2021
Licenses	$13,033	$12,835
Brand and trademarks*	13,009	12,951
Computer Software	2,028	2,014
Other*	144	144
Less: Accumulated amortization	(1,702)	(1,550)
Intangibles, net	$26,512	$26,394

*Indefinite-lived intangible assets.

The expected future amortization expense for definite-lived intangible assets as of March 31, 2022 was as follows:

Fiscal period
Remainder of 2022	$861
2023	919
2024	786
2025	692
2026	596
Thereafter	9,505
Intangibles, net	$13,359

7	LEASES

The Company leases a parcel of land in Marfa, Texas that one of its greenhouses resides on as well as two distribution centers located in Fort Worth, Texas and Surrey, British Columbia. The Company leases production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters, and office and manufacturing space in Denver, Colorado for Balanced Health’s headquarters and operations. Rose owns land and leases a building for its headquarters and operations in Montreal, Quebec.

The components of lease related expenses are as follows:

	Three months ended March 31,
	2022	2021
Operating lease expense (a)	$664	$622

(a)	Includes short-term lease costs of $153 and $148 for the three months ended March 31, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2022	2021
Operating cash flows from operating leases	$116	$128
Finance cash flows from finance leases	$301	$155

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

March 31, 2022
Weighted average remaining lease term:
Operating leases	6.3
Finance leases	0.3
Weighted average discount rate:
Operating leases	8.55%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

Operating leases
Remainder of 2022	$1,560
2023	1,900
2024	1,386
2025	1,145
2026	1,166
Thereafter	3,183
Undiscounted lease cash flow commitments	10,340
Reconciling impact from discounting	(3,102)
Lease liabilities on consolidated statement of financial position as of March 31, 2022	$7,238

8	BUSINESS COMBINATIONS

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

Under the terms of the Purchase Agreement, the Company filed a prospectus supplement under our existing shelf registration statement on March 15, 2022 to register for resale all of the Village Farms Shares issued to the Rose Sellers on the Closing Date.

Put/Call Option

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, have remained in their current roles with Rose post-Acquisition and have retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders have entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and March 31, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms can also acquire 34% of the Retained Interest between December 31, 2022 and March 31, 2023. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

applicable prior calendar year. If exercised upon a liquidity event, the Option Price is subject to a minimum amount which varies depending on the year on which it is exercised.

The consideration for the acquisition of the Retained Interest may, at Village Farms’ sole discretion, be payable solely in cash or in a pre-determined combination of cash and Village Farms Shares based on a formula similar to that used for the issuance of the Village Farms Shares comprising part of the Purchase Price.

Based upon preliminary estimates, the Company identified goodwill of $34,548 and a redeemable NCI classified as temporary mezzanine equity of $16,479. The goodwill has been allocated to the Canadian Cannabis reporting segment. The Company expects to recognize intangible assets but is still in the process of identifying and valuing them as well as the fair value of the Put Option identified and classified as redeemable non-controlling interest. The Company expects the accounting for the business combination to be complete by June 30, 2022.

Consideration paid	Shares	Share Price	Amount
Cash			$15,859
Village Farms common shares issued	2,411,280	$9.04	21,798
Working capital adjustment			1,055
Total fair value of consideration			$38,712

November 15, 2021
ASSETS
Cash and cash equivalents	$1,118
Trade and other receivables, net	1,595
Inventories	3,586
Prepaid expenses and deposits	498
Property, plant and equipment	16,423
Goodwill	34,548
Total assets	57,768
LIABILITIES
Trade payables	774
Accrued liabilities	1,803
Total liabilities	2,577
Mezzanine equity	16,479
Total liabilities and mezzanine equity	19,056
Net assets acquired	$38,712

9	INVESTMENTS

Altum International Pty Ltd (“Altum”)

During the year ended December 31, 2021, the Company exercised its option and purchased additional shares of Altum, bringing the Company’s total investment in Altum to 11.9%.

Leli Holland B.V. (“Leli”)

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

On March 18, 2022, the Company loaned EUR 2.6 million (US$2.7 million) to L.L. Lichtendahl Beheer B.V, a private company that holds a 50% interest in Leli. The loan bears interest at a rate of 4% per annum. The outstanding loan and accrued interest are to be repaid within 14 days upon written request by the Company.

Village Fields Hemp USA LLC

The net assets of VF Hemp were  ($10,400) and ($10,369) as of March 31, 2022 and December 31, 2021, respectively. The net loss for three months ended March 31, 2022 and 2021 was $162 and $127, respectively.

10	LONG-TERM DEBT AND REVOLVING CREDIT ARRANGEMENT

	March 31, 2022	December 31, 2021
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.766%; matures April 1, 2025	$26,230	$26,723
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	—	491
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2024	11,670	11,870
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2024	17,562	17,806
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,872	4,946
Unamortized deferred financing fees	—	—
Total	$60,334	$61,836

The Company’s line of credit (excluding Pure Sunfarms) had $2,000 drawn on the facility as of March 31, 2022, while there was no amount drawn as of December 31, 2021.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of March 31, 2022 and December 31, 2021 was $192,344 and $233,187, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of March 31, 2022 and December 31, 2021 was $33,840 and $34,741, respectively.

On March 2, 2022, the Company repaid the outstanding balance on the VFCE Term Loan and related advance balance on term loan.

The Pure Sunfarms line of credit had $7,880 and $7,760 outstanding as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $4,039.

The weighted average interest rate on short-term borrowings as of March 31, 2022 and December 31, 2021 was 5.05% and 5.15%, respectively.

Accrued interest payable on the credit facilities and loans as of March 31, 2022 and December 31, 2021 was $234 and $304, respectively, and these amounts are included in accrued liabilities in the statements of financial position. The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. As of March 31, 2022 the Company was in compliance with the financial covenants.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The aggregate annual maturities of long-term debt for the remainder of 2022 and thereafter are as follows:

Remainder of 2022	$6,226
2023	7,454
2024	26,446
2025	22,327
2026	700
Thereafter	2,879
Total	$66,032

11	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, trade receivables, note receivables, minority investments, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, notes receivable, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk. For its minority investments, the Company has elected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.
12	RELATED PARTY TRANSACTIONS AND BALANCES

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest will accrue at a rate of 12% per annum, calculated monthly. Unless earlier repaid, or converted into ordinary shares of Altum, the principal and accrued interest of the Note will be due and payable on August 10, 2023. As of March 31, 2022, the balance of the Note including accrued interest was $727.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan had an original maturity date of March 25, 2022. The maturity date has been extended to June 30, 2022. As of March 31, 2022 and December 31, 2021, the Grid Loan balance was $3,207 and $3,256, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $24 and $37 in salary and benefits during the three months ending March 31, 2022 and 2021, respectively.
13	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the three months ended March 31, 2022 and 2021 was 26%.

The recovery of income taxes was $1,666 for the three months ended March 31, 2022 compared to $1,839 for the three months ended March 31, 2021.

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

As of March 31, 2022 the Company’s four reportable segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended March 31,
	2022	2021
Sales
Produce	$41,349	$34,867
Cannabis - Canada	21,769	17,460
Cannabis - United States	7,043	—
Energy	(5)	69
	$70,156	$52,396
Gross margin
Produce	$(4,290)	$717
Cannabis - Canada	9,510	2,212
Cannabis - United States	4,712	—
Energy	(28)	(622)
	$9,904	$2,307

15	LOSS PER SHARE

Basic and diluted net loss per ordinary share is calculated as follows:

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(6,517)	$(7,382)
Denominator:
Weighted average number of common shares - basic	88,376	76,002
Effect of dilutive securities- share-based employee options and awards	—	—
Weighted average number of common shares - diluted	88,376	76,002
Antidilutive options and awards	3,622	300
Net loss per ordinary share:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

16	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three months ended March 31, 2022 and 2021 was $964 and $1,998, respectively.

Stock option activity for the three months ended March 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,622,558		$7.30	7.89	$6,551
Granted	189,500		$5.40	9.84
Exercised	(170,000)		$1.28	1.26
Fortified	(20,000)		$8.31	9.64
Outstanding at March 31, 2022	3,622,058		$6.81	7.04	$5,309
Exercisable at March 31, 2022	1,967,662	$

Performance-based shares activity for the three months ended March 31, 2022 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	230,000	$6.66
Exercised	158,000	$5.90
Outstanding at March 31, 2022	72,000	$8.31
Exercisable at March 31, 2022	42,000	$8.31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Canada Business Corporations Act. The Company’s principal operating subsidiaries are Village Farms Canada LP, Village Farms LP, VF Clean Energy, Inc. (“VFCE”), Pure Sunfarms Corp (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) and Rose LifeScience Inc. “(Rose LifeScience” or “Rose”). Village Farms acquired 70% ownership of privately-held, Quebec-based Rose LifeScience on November 15, 2021 and acquired 100% interest in privately held Colorado-based Balanced Health on August 16, 2021.

The Company’s overall strategy is to be recognized as an international leader in consumer products from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce (primarily tomatoes) across other plant-based opportunities. In Canada, we converted two produce facilities to grow cannabis for the Canadian adult use market. Our focus for our Canadian cannabis segment is to produce the highest quality cannabis products at an “everyday premium price”. This market position, together with our cultivation expertise, has enabled us to evolve into one of the few consistently profitable Canadian licensed producers (“LPs”) under our Pure Sunfarms subsidiary.

Additionally, through organic growth, acquisitions and/or exports, we plan to participate in other international markets where cannabis attains legal status. In March 2022, Pure Sunfarms received European Union Good Manufacturing Practice (“EU GMP”) certification for its 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. We expect international expansion should enhance our profitability while expanding our brand and experience into emerging new legal cannabis markets.

Within the U.S., we acquired Balanced Health, an industry-leading cannabinoid business which extends our portfolio into cannabidiol (“CBD”) consumer products. We also operate a large, well-established produce business under the Village Farms Fresh (“VF Fresh”) brand which sells into food and mass retail stores. We own and operate produce cultivation assets in both B.C. and Texas and source produce from our growing partners, predominantly in Mexico. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market when legally permitted to do so.

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

Produce Segment – VF Fresh

Through our Village Farms Fresh brand, we are growers, marketers and distributors of premium-quality, greenhouse-grown tomatoes in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in B.C. and Texas. The Company also markets and distributes premium tomatoes, peppers and cucumbers produced under exclusive arrangements with other greenhouse producers located primarily in Mexico, B.C. and Ontario. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Through our subsidiary VF Clean Energy, Inc., we owned and operated a power plant from landfill gas that generated electricity and provided thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sold electricity to the British Columbia Hydro and Power Authority. On November 10, 2020 we announced that we will be transitioning this operation to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC, which we believe will enhance our financial return as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.  As of April 30, 2022, VFCE has shut down its power plant in preparation for the transition to RNG operations. For additional detail, see “Recent Developments and Updates - Village Farms Clean Energy Update” below.

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

As of May 9, 2022, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Impact of Inflation and the Russia/Ukraine Conflict

Our business has been affected, and we expect will continue to be affected for the foreseeable future, by rising inflation and supply chain issues arising from COVID-19, and indirectly, the Russia/Ukraine conflict may impact the price of oil and natural gas which may negatively affect our operating results. Inflation has affected and continues to affect, amongst other items, supply chain and labor costs as well as purchasing decisions of consumers which may impact demand for our products. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report.

Recent Developments and Updates

Canadian Cannabis Recent Developments and Updates

Canadian cannabis recent developments and updates include the following:

•

On March 9, 2022, Pure Sunfarms received EU GMP certification for its 1.1 million square foot Delta 3 cannabis production facility located in Delta, British Columbia. EU GMP certification permits Pure Sunfarms to export EU-GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification.

•

On January 13, 2022, Pure Sunfarms received from Health Canada an amendment to their existing sales license for its 1.1 million square foot Delta 2 facility. Pure Sunfarms may now conduct sales activities for provincial customers and retailers out of the Delta 2 facility, including packaging of dried flower, storage of final goods, shipping and receiving.

•

In January 2022, Pure Sunfarms introduced pre-ground dried flower to their product portfolio in three exclusive blends, with each signature blend hand-selected from strains for their potency, flavor and effect.

•

In the first quarter of 2022, Rose launched twelve product SKUs under its own brands and two partner brands in order to meet emerging consumer needs for attributes like craft, locally grown, product type, potency and strain.

U.S. Cannabis Recent Developments and Updates

U.S. cannabis recent developments and updates include the following:

•

Balanced Health completed its third annual NSF International cGMP (current good manufacturing practices) audit and received the very distinguished “A” grade. The audit provides third party assurance that Balanced Health’s facility is going above and beyond regulatory requirements to provide customers with safe, high-quality products.

•

Through a partnership between Balanced Health and leading pet supplement brand Zesty Paws, CBDistillery’s hemp extract is now found in approximately 1,000 PetSmart locations across the United States. Five of Zesty Paws best-selling SKUs showcase the “Quality with CBDistillery” badge on the front of its packaging.

•

A study published by Pathfinder Missions concluded that CBDistillery Broad-Spectrum and Isolate tinctures were effective in managing anger, irritation and annoyance. The 393-participant study, conducted at the end of 2021, also found CBDistillery Broad-Spectrum and Isolate tinctures effective in combatting overall stress.

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

The project is designed to generate renewable natural gas and CO2 from the methane gas created at the nearby landfill. Village Farms plans to utilize the CO2 from the renewable natural gas production process for use in our three Delta, B.C. vegetable and cannabis greenhouse facilities, thereby reducing natural gas requirements and decreasing the total carbon footprint of Village Farms. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenues in the form of a royalty. When announced in November 2020, we anticipated attaining all regulatory approvals in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 adversely impacted the bureaucratic approval processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. We attained the majority of regulatory approvals in the first quarter of 2022, and we now have an expected operational start up in mid-2023. In addition, the Company has paid off all VFCE loans and entered into a financial arrangement with Mas Energy, in which Mas Energy advanced $445 against future natural gas royalties anticipated after operations commence in mid-2023.

International Update

On September 28, 2021, Village Farms entered into an option agreement whereby the Company received the irrevocable right to acquire at least an 80% ownership interest (the “Option Agreement”) in Netherlands-based Leli Holland B.V. (“Leli”) upon payment of EUR50,000 (the “Option”). The Option Agreement allows Village Farms to acquire 80% of Leli’s shares for EUR3,950,000, of which EUR950,000 is due and payable to Leli’s shareholders upon the exercise of the Option and the remainder due in three equal installments subject to the achievement of certain project development milestones. The Option is exercisable at the sole discretion of Village Farms during the Option exercise period ending September 30, 2026. As of the date of this filing of this Quarterly Report, we have not exercised the Option.

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

On March 18, 2022, the Company loaned $2,715 (EUR 2.6 million) to L.L. Lichtendahl Beheer B.V, a private company that holds a 50% interest in Leli. The outstanding loan and accrued interest are to be repaid within fourteen days upon written request by the Company.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three months ended March 31, 2022 and March 31, 2021 presented below reflect the operations of our consolidated wholly-owned subsidiaries, which does not include our VFH joint venture. The income (loss) from the equity method investments is reflected in our net income for the three months ended March 31, 2022 and March 31, 2021 presented below. Balanced Health was acquired on August 16, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries for the three months ended March 31, 2022. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for the three months ended March 31, 2022.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	For the three months ended March 31,
	2022 (1)	2021 (1)
Sales	$70,156	$52,396
Cost of sales	(60,252)	(50,089)
Gross margin	9,904	2,307
Selling, general and administrative expenses	(16,971)	(8,092)
Share-based compensation	(964)	(1,998)
Interest expense	(683)	(741)
Interest income	110	3
Foreign exchange gain (loss)	319	(504)
Other expense, net	(8)	(69)
Recovery of income taxes	1,666	1,839
Loss from consolidated entities	(6,627)	(7,255)
Less: net loss attributable to non-controlling interests, net of tax	162	—
Loss from equity method investments	(52)	(127)
Net loss attributable to Village Farms International Inc.	$(6,517)	$(7,382)
Adjusted EBITDA (2)	$(6,111)	$404
Basic loss per share	$(0.07)	$(0.10)
Diluted loss per share	$(0.07)	$(0.10)

(1)

For the three months ended March 31, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company. For the three months ended March 31, 2022, Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition and 65% interest in VFH.

We caution that our results of operations for the three months ended March 31, 2022 and 2021 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the three months ended March 31, 2022 and March 31, 2021 is included below. The consolidated results include all four of our operating segments, VF Fresh (produce), Canadian cannabis, U.S. cannabis and clean energy, along with all public company expenses. Village Farms acquired 100% of Balanced Health on August 16, 2021 and their operating results are consolidated in our Consolidated Statements of Loss for January 1, 2022 through March 31, 2022. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their operating results are consolidated in our Consolidated Statements of Loss and the minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax for January 1, 2022 through March 31, 2022. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales

Sales for the three months ended March 31, 2022 were $70,156 as compared to $52,396 for the three months ended March 31, 2021. The increase in sales of $17,760 or 34% was attributable to revenue growth in our key operating segments: VF Fresh, Canadian cannabis and U.S. cannabis. VF Fresh’s sales increased $6,566, Canadian cannabis increased $4,309 and U.S. cannabis increased $7,043 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The acquisitions of Balanced Health and Rose contributed $7,043 and $3,608, respectively, to the quarter-over-quarter revenue growth while the remaining $7,109 was derived from organic growth of VF Fresh and Pure Sunfarms.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 were $60,252 as compared to $50,089 for the three months ended March 31, 2021. The increase in cost of sales of ($10,163) or (20%) was primarily derived from an increase in VF Fresh cost of sales of ($11,454) and an increase in U.S. cannabis cost of sales of ($2,331), partially offset by a decrease in Canadian cannabis cost of sales of $2,989 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Gross Margin

Gross margin for the three months ended March 31, 2022 increased $7,597 to $9,904, for a 14% gross margin, in comparison to $2,307, for a 4% gross margin, for the three months ended March 31, 2021. Statutory gross margin by segment for Q1 2022 was (10%) for VF Fresh, 44% for Canadian cannabis and 67% for U.S. cannabis as compared to 2% for VF Fresh and 13% for Canadian cannabis in Q1 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $8,879 to $16,971 or 24% of sales compared to $8,092 or 15% of sales for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily due to the acquisition of Balanced Health and Rose LifeScience and inclusion of their expenses in the three months ended March 31, 2022. In addition, corporate expenses increased $1,027 due to Q1 2022 costs associated with the start-up of Leli and our development team, and an increase in audit, regulatory and compliance fees in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Share-Based Compensation

Share-based compensation expenses for the three months ended March 31, 2022 were $964 as compared to $1,998 for the three months ended March 31, 2021. The decrease in share-based compensation was primarily due to the vesting of performance share grants for Canadian cannabis management and corporate management in Q1 2021 associated with attained milestones and conditions met associated with the Company’s acquisition of the remaining 41.3% of Pure Sunfarms on November 2, 2020.

Net Loss Attributable to Village Farms International Inc.

Net loss for the three months ended March 31, 2022 was ($6,517) as compared to a net loss of ($7,382) for the three months ended March 31, 2021. The improvement in net loss was due to positive net income contribution from the Canadian cannabis and U.S. cannabis segments in 2022, offset by an increase in net loss from VF Fresh for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 was ($6,111) compared to $404 for the three months ended March 31, 2021. The decrease in adjusted EBITDA was primarily due to lower operating results of VF Fresh. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Three Months Ended March 31, 2022
	VF Fresh (Produce)	Cannabis - Canada (1)	Cannabis - U.S. (1)	Clean Energy	Corporate	Total
Sales	$41,349	$21,769	$7,043	$(5)	$—	$70,156
Cost of sales	(45,520)	(12,259)	(2,331)	(142)	—	(60,252)
Selling, general and administrative expenses	(3,140)	(6,933)	(4,296)	(32)	(2,570)	(16,971)
Share-based compensation	—	(367)	(95)	—	(502)	(964)
Other (expense) income, net	(30)	(746)	—	(6)	520	(262)
Recovery of (provision for) income taxes	1,715	(639)	—	—	590	1,666
(Loss) income from consolidated entities	(5,626)	825	321	(185)	(1,962)	(6,627)
Less: net loss attributable to non-controlling interests, net of tax	—	162	—	—	—	162
(Loss) from equity method investments	—	—	(52)	—	—	(52)
Net (loss) income	(5,626)	987	269	(185)	(1,962)	(6,517)
Adjusted EBITDA (2)	$(6,201)	$2,104	$580	$(59)	$(2,535)	$(6,111)
Basic loss (income) per share	$(0.06)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.07)
Diluted loss (income) per share	$(0.06)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.07)

	For the Three Months Ended March 31, 2021
	VF Fresh (Produce)	Cannabis - Canada (1)	Cannabis - U.S. (1)	Clean Energy	Corporate	Total
Sales	$34,867	$17,460	$—	$69	$—	$52,396
Cost of sales	(34,150)	(15,248)	—	(691)	—	(50,089)
Selling, general and administrative expenses	(2,551)	(3,966)	—	(32)	(1,543)	(8,092)
Share-based compensation	—	(1,094)	—	—	(904)	(1,998)
Other expense, net	(256)	(630)	—	(12)	(413)	(1,311)
Recovery of income taxes	505	644	—	—	690	1,839
Loss from consolidated entities	(1,585)	(2,834)	—	(666)	(2,170)	(7,255)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	—	—	—	—	—
Loss from equity method investments	—	—	(127)	—	—	(127)
Net loss	(1,585)	(2,834)	(127)	(666)	(2,170)	(7,382)
Adjusted EBITDA (2)	$(492)	$2,534	$(79)	$(16)	$(1,543)	$404
Basic loss per share	$(0.02)	$(0.04)	$(0.00)	$(0.01)	$(0.03)	$(0.10)
Diluted loss per share	$(0.02)	$(0.04)	$(0.00)	$(0.01)	$(0.03)	$(0.10)

(1)

For the three months ended March 31, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company. For the three months ended March 31, 2022, Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition and 65% interest in VFH.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales

VF Fresh sales for three months ended March 31, 2022 were $41,349 as compared to $34,867 for the three months ended March 31, 2021. The increase in sales of $6,482 or 19% was due to increases in our own produce revenues of $3,472 and our grower partner revenues of $3,010. The increase in our own produce revenues was primarily due to an increase in tomato volume of 19% while the selling price of our own tomatoes was relatively flat due to a change in sales mix to a greater percentage of higher priced specialty tomatoes. The increase in grower partner revenues was primarily due to higher volumes of pounds sold of tomatoes, peppers, cucumbers and mini-cucumbers, partially offset by decreases in tomato prices of (2%), pepper prices of (25%), cucumber prices of (7%) and mini-cucumber prices of (29%) in Q1 2022 as compared to Q1 2021.

Cost of Sales

VF Fresh cost of sales for three months ended March 31, 2022 were $45,520 as compared to $34,150 for the three months ended March 31, 2021. Cost of sales increased ($11,370) or (33%) due to increases in our own produce cost of sales of ($7,054) and our grower partner cost of sales of ($4,316). The increase in our own produce cost of sales was driven by the 19% increase in tomato volume at our Texas greenhouses as well as an increase in the sales mix for specialty tomatoes which require higher costs for cultivation and packaging. The increase in volume and an incremental increase in freight costs of approximately ($1,803) drove higher transportation and handling costs of produce in Q1 2022 as compared to Q1 2021. In addition, in Q1 2022, we incurred an incremental catch up to our cost of sales of $1,779 on our Texas crop cycle that began in summer/fall 2021 and ends in late Q2 2022 due to an expected lower total crop volume and higher cost of production for the growing cycle due to ongoing disease pressure and supply chain cost increases, effectively increasing our production price per pound for our Texas tomato crop. The increase in grower partner cost of sales was driven by an increase in purchased production from our grower partners as well as fixed contract pricing on some of our grower partner tomato varieties. Our facility management has implemented changes to increase crop yield and reduce cost per pound, however our efforts could not mitigate the increases in supply chain costs and incremental freight experienced in Q1 2022.

Gross Margin

The gross margin for VF Fresh was ($4,171) for three months ended March 31, 2022 as compared to $717 for the three months ended March 31, 2021. Gross margin in the first quarter of 2022 has been greatly affected by the higher cost of sales, which was attributable to additional freight per pound, a revised production forecast and higher cultivation costs in our Texas facilities and lower grower partner gross margin of ($1,306). The higher freight per pound was mostly due to increases in fuel prices and trucker shortages which could not be passed on to our customers.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for three months ended March 31, 2022 were $3,140 or 8% of sales as compared to $2,551 or 7% of sales for the three months ended March 31, 2021. The quarter-over-quarter increase in selling, general and administrative expenses was primarily due to legal fees.

Net Loss

VF Fresh’s net loss for three months ended March 31, 2022 was ($5,626) as compared to ($1,585) for the three months ended March 31, 2021. The increase in net loss for the first quarter of 2022 as compared to the first quarter of 2021 was primarily due to the lower gross margin and higher selling, general and administrative expenses incurred in 2022.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($6,201) for three months ended March 31, 2022 as compared to ($492) for the three months ended March 31, 2021. The lower Adjusted EBITDA was due to a decrease in operating margin of ($5,477) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

CANNABIS SEGMENT RESULTS - CANADA

The Canadian cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three months ended March 31, 2022 and the results of Pure Sunfarms for March 31, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and as such the operating results of Rose LifeScience from January 1, 2022 to March 31, 2022 are consolidated in our results for the three months ended March 31, 2022 with the minority interest presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales

Canadian cannabis net sales for the three months ended March 31, 2022 were $21,769 as compared to $17,460 for the three months ended March 31, 2021. The period-over-period net sales increase of $4,309 or 25% includes $3,609 in Q1 2022 net sales from Rose. The increase between comparable quarters was driven by a 79% increase in non-branded sales and an 8% increase in branded sales. The 79% increase in non-branded sales was due primarily to the continued development and strengthening of relationships with other key LPs that are purchasing high potency, high-quality flower and trim made available as Pure Sunfarms expanded its cultivation footprint. The 8% increase in branded sales was attained through the addition of Rose branded sales in Q122, partially offset by a (10%) decline in Pure Sunfarms branded sales driven by selective price decreases on slower moving flower and cannabis derivative products. For the three months ended March 31, 2022, 67% of revenue was generated from branded flower, inclusive of pre-rolls, 8% of revenue from cannabis derivative products and 25% from non-branded sales as compared to 71% of revenue from branded flower, inclusive of pre-rolls, 13% from cannabis derivative products and 16% from non-branded sales for the three months ended March 31, 2021.

Cost of Sales

Canadian cannabis cost of sales for the three months ended March 31, 2022 were $12,259 as compared to $15,248 for the three months ended March 31, 2021. The period-over-period net cost of sales decrease of $2,989 or 20% includes $2,388 in Q1 2022 cost of sales from Rose. In addition, the Q2 2022 cost of sales for Pure Sunfarms includes a positive adjustment of $2,050 and the Q1 2021 cost of sales for Pure Sunfarms includes a ($2,778) charge from the revaluation of its inventory to fair value at acquisition date of November 2, 2020. The cost of sales decrease is partly attributable to ongoing improvements in yields, potency and growing practices as well as a higher proportion of non-branded sales between comparable periods, as non-branded products require lower manufacturing, packaging and distribution costs.

Gross Margin

Gross margin for the three months ended March 31, 2022 increased $7,298 to $9,510, or a 44% gross margin, in comparison to $2,212, or a 13% gross margin, for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 increased $2,470 to $7,460, or a 34% gross margin (excluding the purchase price inventory positive adjustment of $2,050) in comparison to $4,990, or a 29% gross margin (excluding the purchase price inventory adjustment charge of $2,778), for the three months ended March 31, 2021. The increase in gross margin between comparable periods was primarily due to the production of high-quality, high-potency flower from a larger cultivation footprint which is a key factor in decreasing cost of sales as a percentage of revenue and offset the price compression experienced across various provincial markets in Q1 2022.

Selling, General and Administrative Expenses

Canadian cannabis selling, general and administrative expenses for the three months ended March 31, 2022 increased $2,967 to $6,933 or 32% of sales compared to $3,966 or 23% of sales for the three months ended March 31, 2021. The increase in selling, general and administrative expenses in Q2 2022 was due to a 40% rise in Pure Sunfarms’ expenses and the inclusion of Rose expenses of $1,364. The quarter-over-quarter increase was mostly due to planned incremental investment in sales support and marketing campaigns for the higher volume of sales in 2022 along with additional headcount, IT services, regulatory and compliance fees to support the growth of the Canadian cannabis segment.

Share-Based Compensation

Canadian cannabis share-based compensation expenses for the three months ended March 31, 2022 were $367 as compared to $1,094 for the three months ended March 31, 2021. The decrease in share-based compensation was primarily due to the vesting of performance share grants for Pure Sunfarms’ management associated with attained milestones and conditions met associated with the Company’s acquisition of the remaining 41.3% of Pure Sunfarms on November 2, 2020.

Net Income (Loss)

Canadian cannabis net income for the three months ended March 31, 2022 was $987 as compared to net loss of ($2,834) for the three months ended March 31, 2021. The increase in net income between periods was primarily due to a higher gross margin which was impacted by the positive purchase price inventory adjustment and lower share-based compensation expense, partially offset by higher selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 and March 31, 2021 was $2,104 and $2,534, respectively. The lower Adjusted EBITDA between periods was primarily due to higher selling, general and administrative expenses along with the effect of the purchase price inventory adjustments on the calculation of Adjusted EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. cannabis segment currently consists of Balanced Health and VF Hemp. For the three months ended March 31, 2022, U.S. cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021. VF Hemp is a joint venture and its results are included in “(Losses) Income from Equity Method Investments” for the three months ended March 31, 2022.

Three Months Ended March 31, 2022

Sales

U.S. cannabis sales for the period of January 1, 2022 to March 31, 2022 were $7,043. Over 99% of sales were generated in the United States and gross sales were composed of 73% from e-commerce sales, 16% from retail sales, 5% from shipping income and 1% from bulk sales. In addition, sales included a 5% loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products.

Cost of Sales

U.S. cannabis cost of sales for the period of January 1, 2022 to March 31, 2022 were $2,331. Cost of sales can be primarily attributed directly to e-commerce, retail and bulk cost of sales with all other costs of sales categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. cannabis gross margin for the period of January 1, 2022 to March 31, 2022 was $4,712 or 67%.

Selling, General and Administrative Expenses

U.S. cannabis selling general and administrative expenses for the period of January 1, 2022 to March 31, 2022 was $4,296 or 61% of sales. As the U.S. cannabis business derives a substantial number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, IT services, research and development and customer service.

Net Income

U.S. cannabis net income for the period of January 1, 2022 to March 31, 2022 was $269 due primarily to the gross margin of 67%.

Adjusted EBITDA

U.S. cannabis adjusted EBITDA for the period of January 1, 2022 to March 31, 2022 was $580 and was due primarily to operating profit for the period.

Liquidity and Capital Resources

Capital Resources

As at March 31, 2022, we had $41,433 in cash (includes $6,810 in restricted cash) and $101,477 of working capital, and as at December 31, 2021, we had $58,667 in cash (includes $5,250 in restricted cash) and $110,646 of working capital. We believe that cash generated from our operating activities, Credit Facilities and Pure Sunfarms Loans will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding March 31, 2022
Operating Loan (1)	C$	10,000		$2,000
FCC Term Loan		$26,230		$26,230
Pure Sunfarms Loans	C$	46,415	C$	46,415

(1)	The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and the VFCE Borrowings (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of March 31, 2022, the Company was in compliance with all of its covenants under its Credit Facilities. On December 31, 2021 we were not in compliance with one financial covenant under our FCC Term Loan. Subsequent to December 31, 2021, we received a waiver from Farm Credit Canada (“FCC”) in connection with the annual testing on December 31, 2021 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2022. We can provide no assurance that we will be in compliance or receive a waiver for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2022 and December 31, 2021 was $234 and $304, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $26,230 on March 31, 2022 and $26,723 on December 31, 2021. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of March 31, 2022, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.77% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2022 and December 31, 2021 was $192,344 and $233,187, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling $150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had a balance of $2,000 on March 31, 2022 and there was no amount drawn on this loan on December 31, 2021.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2022 and December 31, 2021 was $33,840 and $34,741, respectively.

VFCE Loan

VFCE had a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. The Company paid off the outstanding balance of the VFCE Loan in the first quarter of 2022. As of March 31, 2022 and December 31, 2021, the balance of the VFCE Loan was nil and C$624, respectively.

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

The first loan facility under the Third Amended and Restated PSF Credit Agreement is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had an outstanding balance of C$9,855 as of March 31, 2022 and December 31, 2021. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of C$5,145 at March 31, 2022 and December 31, 2021.

The second loan facility under the Third Amended and Restated PSF Credit Agreement is a credit facility with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$14,595 on March 31, 2022 and C$15,076 on December 31, 2021.

The third loan facility under the Third Amended and Restated PSF Credit Agreement is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan are required to be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$21,965 on March 31, 2022 and C$22,614 on December 31, 2021.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$6,094 on March 31, 2022 and C$6,282 on December 31, 2021.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of March 31, 2022, Pure Sunfarms was in compliance with these financial covenants.

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

Summary of Cash Flows

	For the three months ended March 31,
(in Thousands)	2022	2021
Cash beginning of period	$58,667	$25,679
Net cash flow provided by/(used in):
Operating activities	(9,637)	(14,436)
Investing activities	(8,705)	(5,211)
Financing activities	1,012	129,577
Net cash (decrease) increase for the period	(17,330)	109,930
Effect of exchange rate changes on cash	96	178
Cash, end of the period	$41,433	$135,787

Operating Activities

For the three months ended March 31, 2022 and 2021, cash flows used in operating activities were ($9,637) and ($14,436), respectively. The operating activities for the three months ended March 31, 2022 consisted of ($5,091) in changes in non-cash working capital items and ($4,546) in changes before non-cash working capital items, while operating activities for 2021 consisted of ($9,703) in changes in non-cash working capital items and ($4,733) in changes before non-cash working capital items. The decrease in changes before non-cash working capital items for Q1 2022 as compared to Q1 2021 was primarily due to an improvement in our net loss of $865 from quarter-over-quarter improvement from our Canadian cannabis operations, as well as the addition of U.S. cannabis, partially offset by higher losses from VF Fresh.

Investing Activities

For the three months ended March 31, 2022 and 2021, cash flows used in investing activities were ($8,705) and ($5,211), respectively. Q1 2022 investing activities consisted of a ($2,715) loan to L.L. Lichtendahl Beheer B.V., a private company that holds a 50% interest in Leli, a promissory note to Altum of ($727) and ($5,263) of capital expenditure expenses, of which ($4,344) was for Pure Sunfarms Delta 2 packhouse conversion and Delta 3 improvement projects and ($883) for our produce operations. Q1 2021 investing activities primarily consisted of a ($500) investment in Altum and ($4,706) of capital expenditure expenses, of which ($3,789) was primarily for the Pure Sunfarms Delta 2 greenhouse transition to cannabis and ($916) for our produce operations.

Financing Activities

For the three months ended March 31, 2022 and 2021, cash flows provided by financing activities were $1,012 and $129,577, respectively. For the three months ended March 31, 2022, cash flows provided by financing activities primarily consisted of $2,000 for proceeds from the Operating Loan, $176 in proceeds from the exercise of Common Shares, ($983) in repayments on borrowings and ($301) for payments on lease obligations. For the three months ended March 31, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares, $17,663 in proceeds from the exercise of warrants from the September 2020 registered direct offering and the ($15,498) payment of the Emerald Promissory Note.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital. We currently do not have any material obligations identified in the near future, however, as noted in “Recent Developments and Updates – International Update”, we entered into an option agreement to receive the irrevocable right to acquire 80% ownership of Leli. This potential investment is being evaluated by the Company and may require a material contractual obligation in the event that we exercise the Option.

In addition, we currently have material long-term debt and lines of credit that we rely on to meet financing needs of the Company. The long-term debt and lines of credit have interest rate terms whereas the possibility of rising interest rates may impact the cost of capital for the Company. See “Item 7A – Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” below for additional information.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity earnings of the joint venture, VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA is a measure of operating performance that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the three months ended March 31,
(in thousands of U.S. dollars)	2022 (1)	2021 (1)
Net loss	$(6,517)	$(7,382)
Add:
Amortization	2,702	3,412
Foreign currency exchange (gain) loss	(319)	504
Interest expense, net	573	738
Recovery of income taxes	(1,666)	(1,839)
Share-based compensation	964	1,998
Interest expense for JVs	13	14
Amortization for JVs	94	34
Foreign currency exchange loss for JVs	29	—
Purchase price adjustment (2)	(2,050)	2,925
Amortization of deferred charges	66	—
Adjusted EBITDA (3)	$(6,111)	$404
Adjusted EBITDA for JVs (4)	$(25)	$(79)
Adjusted EBITDA excluding JVs	$(6,086)	$483

(1)

For the three months ended March 31, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company. For the three months ended March 31, 2022, Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)	The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020.

(3)

Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the 70% interest in Rose LifeScience since acquisition and 65% interest in VFH.

(4)	The Adjusted EBITDA for JVs consists of the VF Hemp Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K for the year ended December 31, 2021 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. If interest rates had been fifty basis points higher, the net income during the three months ended March 31, 2022 and 2021 would have been lower by $76 and $81, respectively. This represents $76 and $81 in increased interest expense for the three months ended March 31, 2022 and 2021, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2022 and 2021, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7995 and C$1.00 = US$0.7941, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2022 and 2021 with the net foreign exchange gain or loss directly impacting net income (loss).

	March 31, 2022	March 31, 2021
Financial assets
Cash and cash equivalents	$763	$1,365
Trade receivables	3,348	3,180
Inventories	7,108	3,998
Prepaid and deposits	217	764
Financial liabilities
Trade payables and accrued liabilities	(4,306)	(4,312)
Loan payable	(1,059)	(4,798)
Deferred tax liability	(2,753)	(2,209)
Net foreign exchange gain (loss)	$3,318	$(2,012)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2021.

Material Weakness in Internal Controls Over Financial Reporting

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control –Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria because a material weakness in internal control over financial reporting existed as of that date, as described below.

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

Remediation Plan and Status

In the first quarter of 2022, the Company implemented remediation measures improving the review of the calculation of its debt covenants by applying additional independent review of the calculations. In addition, the Company is working with its lender group to modify and synchronize its loan covenants such that definitions of loan covenants are aligned going forward to avoid conflicting covenants between the Company and one of its subsidiaries. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by the end of the second quarter of 2022.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.  Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 and amended on March 14, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021, except as described below.

Inflation may continue to rise and increase our operating costs.

For the year ended March 2022, the US Bureau of Labor and Statistics reported that inflation increased 8.5 percent as against prices from March 2021. This represents the largest 12-month advance since 1981.  Rising inflation affects our cultivation costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our operating results. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may help to offset a portion of the adverse impact.

The effect of sanctions and an escalation of the conflict in Ukraine may further disrupt supply chains and adversely impact our business.

As a result of the current conflict between Russia and Ukraine and related geopolitical tensions, there have been, and may continue to be, significant adverse impacts on fuel, transportation costs and natural resources. Additionally, the governments of the United States, the European Union, Canada and other jurisdictions have announced the imposition of sanctions on certain industry sectors and parties in Russia as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia, could adversely affect, the global supply chain, and the availability and prices of raw materials, energy prices, as well as the global financial markets and financial services industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended March 31, 2022. On May 21, 2021, the Company announced that the TSX accepted a notice filed by the Company of its intention to make a Normal Course Issuer Bid (“NCIB”). The NCIB notice provides that Village Farms may, during the period commencing May 26, 2021 and terminating May 25, 2022, purchase up to 4,062,309 of its Common Shares by way of a NCIB over the facilities of The Nasdaq Stock Market LLC and/or through alternative trading systems in Canada and the United States. Daily purchases are limited to 233,243 Common Shares, other than block purchase exceptions. Shareholders may obtain a copy of the NCIB notice, without charge, by contacting Village Farms.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

10.1	Employment Agreement, dated as of May 1, 2021, by and between Orville Bovenschen and Village Farms L.P.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: May 10, 2022