Form 10-Q
period 2022-06-30
Village Farms International, Inc.
filed 2022-08-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 88,571,929 shares of common stock were outstanding.

```````1

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$26,189	$53,417
Restricted cash	6,810	5,250
Trade receivables	37,119	34,360
Inventories	76,588	68,677
Other receivables	506	616
Income tax receivable	1,831	2,430
Prepaid expenses and deposits	9,966	10,209
Total current assets	159,009	174,959
Non-current assets
Property, plant and equipment	218,004	215,704
Investment in minority interests	2,109	2,109
Note receivable - joint venture	—	3,256
Goodwill	92,643	117,533
Intangibles	20,956	26,394
Deferred tax asset	28,710	16,766
Right-of-use assets	7,224	7,609
Other assets	5,637	2,581
Total assets	$534,292	$566,911
LIABILITIES
Current liabilities
Line of credit	$6,892	$7,760
Trade payables	26,634	22,597
Current maturities of long-term debt	10,063	11,416
Accrued sales taxes	13,876	3,899
Accrued loyalty program	1,828	2,098
Accrued liabilities	17,561	14,168
Lease liabilities - current	1,437	962
Income tax payable	985	—
Other current liabilities	1,576	1,413
Total current liabilities	80,852	64,313
Non-current liabilities
Long-term debt	47,621	50,419
Deferred tax liability	17,193	18,657
Lease liabilities - non-current	6,383	6,711
Other liabilities	1,652	1,973
Total liabilities	153,701	142,073
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	16,119	16,433
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 88,571,929 shares issued and outstanding at June 30, 2022 and 88,233,929 shares issued and outstanding at December 31, 2021.	365,737	365,561
Additional paid in capital	11,463	9,369
Accumulated other comprehensive income	3,565	6,696
Retained earnings	(16,293)	26,779
Total shareholders’ equity	364,472	408,405
Total liabilities, mezzanine equity and shareholders’ equity	$534,292	$566,911

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$82,903	$70,374	$153,059	$122,770
Cost of sales	(76,580)	(65,109)	(136,832)	(115,198)
Gross margin	6,323	5,265	16,227	7,572
Selling, general and administrative expenses	(17,402)	(9,025)	(34,373)	(17,117)
Share-based compensation	(1,114)	(1,887)	(2,078)	(3,885)
Interest expense	(665)	(598)	(1,348)	(1,339)
Interest income	—	46	110	49
Foreign exchange (loss) gain	(527)	193	(208)	(311)
Other (expense) income	(30)	(166)	(38)	(235)
Write-off of joint venture loan	(592)	—	(592)	—
Impairments	(29,799)	—	(29,799)	—
Loss on disposal of assets	—	(40)	—	(40)
Loss before taxes and loss from equity method investments	(43,806)	(6,212)	(52,099)	(15,306)
Recovery of income taxes	9,714	1,781	11,380	3,620
Loss from equity method investments	(2,615)	(86)	(2,667)	(213)
Loss including non-controlling interests	(36,707)	(4,517)	(43,386)	(11,899)
Less: net loss attributable to non-controlling interests, net of tax	152	—	314	—
Net loss attributable to Village Farms International, Inc.	$(36,555)	$(4,517)	$(43,072)	$(11,899)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.41)	$(0.06)	$(0.49)	$(0.15)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.41)	$(0.06)	$(0.49)	$(0.15)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	88,567	81,071	88,472	78,560
Diluted	88,567	81,071	88,472	78,560
Loss including non-controlling interests	$(36,707)	$(4,517)	$(43,386)	$(11,899)
Less: net loss attributable to non-controlling interests, net of tax	152	—	314	—
Net loss attributable to Village Farms International, Inc.	$(36,555)	$(4,517)	$(43,072)	$(11,899)
Other comprehensive loss:
Foreign currency translation adjustment	151	2,366	612	4,077
Comprehensive loss	$(36,404)	$(2,151)	$(42,460)	$(7,822)

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Loss and Comprehensive Loss.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30,
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2022	88,562	$365,737	$10,333	$10,225	$20,262	$406,557	$16,271
Shares issued on exercise of stock options	10	—	16	—	—	16	—
Share-based compensation	—	—	1,114	—	—	1,114	—
Cumulative translation adjustment	—	—	—	(6,660)	—	(6,660)	—
Net loss	—	—	—	—	(36,555)	(36,555)	(152)
Balance at June 30, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$364,472	$16,119

	Three Months Ended June 30, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at April 1, 2021	81,191	$301,092	$9,353	$7,966	$28,476	$346,887
Shares issued on exercise of warrants	143	1,307	(475)	—	—	832
Shares issued on exercise of stock options	58	98	(37)	—	—	61
Share re-purchases	(428)	—	(3,980)	—	—	(3,980)
Share-based compensation	—	—	1,887	—	—	1,887
Cumulative translation adjustment	—	—	—	2,366	—	2,366
Net loss	—	—	—	—	(4,517)	(4,517)
Balance at June 30, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536

	Six Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$408,405	$16,433
Shares issued on exercise of stock options	338	176	16	—	—	192	—
Share-based compensation	—	—	2,078	—	—	2,078	—
Cumulative translation adjustment	—	—	—	(3,131)	—	(3,131)	—
Net loss	—	—	—	—	(43,072)	(43,072)	(314)
Balance at June 30, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$364,472	$16,119

	Six Months Ended June 30, 2021
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489
Warrants issued in public offering	3,188	29,050	(10,555)	—	—	18,495
Shares issued on exercise of stock options	162	290	(104)	—	—	186
Share re-purchases	(428)	—	(3,980)	—	—	(3,980)
Share-based compensation	243	—	3,885	—	—	3,885
Cumulative translation adjustment	—	—	—	4,077	—	4,077
Net loss	—	—	—	—	(11,899)	(11,899)
Balance at June 30, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(43,072)	$(11,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,332	6,536
Amortization of deferred charges	126	166
Share of loss from joint ventures	2,667	213
Interest expense	1,348	1,339
Interest income	(110)	(49)
Interest paid on long-term debt	(1,855)	(1,909)
Unrealized foreign exchange gain/loss	115	161
Impairments	29,799	—
Write-off of joint venture loan	592	—
Loss on disposal of assets	—	40
Non-cash lease expense	29	(255)
Share-based compensation	2,078	3,885
Deferred income taxes	(16,134)	(3,199)
Changes in non-cash working capital items	9,064	(10,239)
Net cash used in operating activities	(9,021)	(15,210)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,232)	(11,355)
Advances to joint ventures	—	(12)
Notes receivable	(3,449)	(1,001)
Net cash used in investing activities	(13,681)	(12,368)
Cash flows provided by financing activities:
Proceeds from borrowings	4,000	4,227
Repayments on borrowings	(6,490)	(6,026)
Proceeds from issuance of common stock and warrants	—	135,000
Issuance costs	—	(7,511)
Proceeds from exercise of stock options	192	186
Proceeds from exercise of warrants	—	18,495
Share re-purchases	—	(3,980)
Payments on capital lease obligations	(612)	(310)
Payment of note payable related to acquisition	—	(15,498)
Net cash (used in) provided by financing activities	(2,910)	124,583
Effect of exchange rate changes on cash and cash equivalents	(56)	502
Net (decrease) increase in cash and cash equivalents	(25,668)	97,507
Cash and cash equivalents, beginning of period	58,667	25,679
Cash and cash equivalents, end of period	$32,999	$123,186

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1	DESCRIPTION OF BUSINESS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the Canada Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2022 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

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

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and six months ended June 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4	INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2022	December 31, 2021
Cannabis:
Raw materials	$1,814	$2,071
Work-in-progress	8,245	5,056
Finished goods	45,907	32,161
Packaging	5,927	5,877
Produce and Energy:
Crop inventory	12,958	19,475
Purchased produce inventory	1,597	2,485
Spare parts inventory and packaging	140	1,552
Inventory	$76,588	$68,677

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	June 30, 2022	December 31, 2021
Land	$13,931	$14,095
Leasehold and land improvements	5,218	5,224
Buildings	182,997	184,444
Machinery and equipment	81,231	79,070
Construction in progress	46,656	39,206
Less: Accumulated depreciation	(112,029)	(106,335)
Property, plant and equipment, net	$218,004	$215,704

6	GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2022, the Company recognized macroeconomic challenges in the U.S. CBD market, including a decrease in market capitalization of CBD companies and transaction multiplies. Based on those qualitative factors, the Company concluded that its U.S. Cannabis segment more likely than not was impaired and tested that segment’s assets, including goodwill and intangible assets for impairment.

The U.S. Cannabis segment’s net working capital assets are readily monetized and therefore book value is deemed to represent its fair value. It’s ROU asset and associated liability are primarily based on the lease arrangement and the incremental borrowing rate and deemed to represent fair value. Brand was tested using a relief from royalty method, using a pre-tax royalty rate of 4% and brand maintenance of 2.45%. In assessing goodwill, the Company used a market based approach using a multiple of 1.6x revenue.

The tests resulted in the Company recognizing impairment charges to goodwill of ($25,169) and its brand intangible asset of ($4,630).

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2022 :

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2021	$57,525	$60,008	$117,533
Foreign currency translation adjustment	279	—	279
Impairments	—	(25,169)	(25,169)
Balance as of June 30, 2022	$57,804	$34,839	$92,643

Intangible Assets

Intangibles consisted of the following as of:

Classification	June 30, 2022	December 31, 2021
Licenses	$12,643	$12,835
Brand and trademarks*	12,895	12,951
Computer Software	2,000	2,014
Other*	144	144
Less: Accumulated amortization	(2,096)	(1,550)
Less: Impairments	(4,630)	—
Intangibles, net	$20,956	$26,394

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of June 30, 2022 was as follows:

Fiscal period
Remainder of 2022	$562
2023	895
2024	762
2025	672
2026	578
Thereafter	9,078
Intangibles, net	$12,547

7	LEASES

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

The components of lease related expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease expense (a)	$1,733	$600	$3,466	$1,222

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

(a)	Includes short-term lease costs of $360 and $155 for the three months ended June 30, 2022 and 2021and $512 and $303 for the six months ended June 30, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating cash flows from operating leases and finance leases	$(145)	$127	$(29)	$255
Finance cash flows from finance leases	$311	$155	$612	$310

June 30, 2022
Weighted average remaining lease term:
Operating leases	5.8
Finance leases	0.1
Weighted average discount rate:
Operating leases	7.41%
Finance leases	6.25%

Maturities of lease liabilities are as follows:

Operating leases
Remainder of 2022	$1,320
2023	2,616
2024	2,126
2025	1,911
2026	2,001
Thereafter	3,475
Undiscounted lease cash flow commitments	13,449
Reconciling impact from discounting	(5,629)
Lease liabilities on consolidated statement of financial position as of June 30, 2022	$7,820

8	BUSINESS COMBINATIONS

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

Based upon preliminary estimates, the Company identified goodwill of $34,548 and a redeemable NCI classified as temporary mezzanine equity of $16,479. The goodwill has been allocated to the Canadian Cannabis reporting segment. The Company expects to recognize intangible assets but is still in the process of identifying and valuing them as well as the fair value of the Put Option identified and classified as redeemable non-controlling interest. The Company expects the accounting for the business combination to be complete by September 30, 2022.

Consideration paid	Shares	Share Price	Amount
Cash			$15,859
Village Farms common shares issued	2,411,280	$9.04	21,798
Working capital adjustment			1,055
Total fair value of consideration			$38,712

November 15, 2021
ASSETS
Cash and cash equivalents	$1,118
Trade and other receivables, net	1,595
Inventories	3,586
Prepaid expenses and deposits	498
Property, plant and equipment	16,423
Goodwill	34,548
Total assets	57,768
LIABILITIES
Trade payables	774
Accrued liabilities	1,803
Total liabilities	2,577
Mezzanine equity	16,479
Total liabilities and mezzanine equity	19,056
Net assets acquired	$38,712

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

9	INVESTMENTS

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

On March 18, 2022, the Company loaned EUR 2.6 million (US$2.7 million) to L.L. Lichtendahl Beheer B.V, a private company that holds a 50% interest in Leli. The loan bears interest at a rate of 4% per annum. The outstanding loan and accrued interest are to be repaid within 14 days upon written request by the Company. See also Note 17 – Subsequent Events.

Village Fields Hemp USA LLC

The Company’s equity losses from VF Hemp for the three months ended June 30, 2022 and 2021 were $2,615 and $86, respectively, and for the six months ended June 30, 2022 and 2021 were $2,667 and $213, respectively. Included in the losses for the three and six months ended June 30, 2022, is a loss of $2,284 which represents the Company’s share of losses from the impairment of inventory at VF Hemp. In conjunction with the inventory write-off, the Company also wrote-off the remaining balance of its loan to VF Hemp in the amount of $529, which has been recorded as a loss on joint venture loan in the condensed consolidated interim statement of loss and comprehensive loss for the three and six months ended June 30, 2022.

10	LONG-TERM DEBT AND REVOLVING CREDIT ARRANGEMENT
	June 30, 2022	December 31, 2021
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.746%; matures April 1, 2025	$25,739	$26,723
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	—	491
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2024	10,858	11,870
Term loan - Pure Sunfarms - CA$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2024	16,482	17,806
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,605	4,946
Total	$57,684	$61,836

The Company’s line of credit (“Operating Loan”) had $4,000 amount drawn on the facility as of June 30, 2022, while there was no amount drawn as of December 31, 2021.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of June 30, 2022 and December 31, 2021 was $219,599 and $233,187, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of June 30, 2022 and December 31, 2021 was $37,213 and $34,741, respectively.

On March 2, 2022, the Company repaid the outstanding balance on the VFCE Term Loan and related advance balance on term loan.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Pure Sunfarms line of credit had $2,892 and $7,760 outstanding as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C5,145.

The Company was in compliance with all of its credit facility covenants as of June 30, 2022.

The weighted average annual interest rate on short-term borrowings as of June 30, 2022 and December 31, 2021 was 4.86%  and 5.15%, respectively.

Accrued interest payable on the Credit Facilities and loans as of June 30, 2022 and December 31, 2021 was $94 and $304, respectively, and these amounts are included in accrued liabilities in the Condensed Interim Statements of Financial Position. The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. As of June 30, 2022 the Company was in compliance with the financial covenants.

The aggregate annual maturities of long-term debt for the remainder of 2022 and thereafter are as follows:

Remainder of 2022	$3,726
2023	7,308
2024	25,731
2025	22,473
2026	679
Thereafter	2,793
Total	$62,710

11	FINANCIAL INSTRUMENTS

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

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest will accrue at a rate of 12% per annum, calculated monthly. Unless earlier repaid, or converted into ordinary shares of Altum, the principal and accrued interest of the Note will be due and payable on August 10, 2023. As of  June 30, 2022, the balance of the Note including accrued interest was $727.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. The Grid Loan has a maturity date of March 25, 2022 and bears simple interest at the rate of 8% per annum, calculated monthly. As of June 30, 2022 and December 31, 2021, the Grid Loan balance was $- and $3,256, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $54 and $67 in salary and benefits during the six months ended June 30, 2022 and 2021, respectively.

13	INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the six months ended June 30, 2022 and June 30, 2021 was 26% and 24%, respectively.

For the three months ended June 30, 2022 and 2021, there was a recovery of income taxes of $9,714 and provision for income taxes of $1,781, respectively. There was a recovery of income taxes of $11,380 and 3,620 for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales
Produce	$47,176	$45,539	$88,525	$80,406
Cannabis - Canada	29,793	24,761	51,562	42,221
Cannabis - United States	5,793	—	12,836	—
Energy	141	74	136	143
	$82,903	$70,374	$153,059	$122,770
Gross margin
Produce	$(8,967)	$(3,814)	$(13,257)	$(3,097)
Cannabis - Canada	11,508	9,820	21,018	12,032
Cannabis - United States	3,837	—	8,549	—
Energy	(55)	(741)	(83)	(1,363)
	$6,323	$5,265	$16,227	$7,572

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

15	LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(36,555)	$(4,517)	$(43,072)	$(11,899)
Denominator:
Weighted average number of common shares - basic	88,567	81,071	88,472	78,560
Effect of dilutive securities- share-based employee options and awards	—	—	—	—
Weighted average number of common shares - diluted	88,567	81,071	88,472	78,560
Antidilutive options and awards	3,592	4,535	3,592	4,535
Net loss per ordinary share:
Basic	$(0.41)	$(0.06)	$(0.49)	$(0.15)
Diluted	$(0.41)	$(0.06)	$(0.49)	$(0.15)

16	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three and six months ended June 30, 2022 was $1,114 and $2,078, respectively, and $1,887 and $3,885 for the three and six months ended June 30, 2021, respectively.

Stock option activity for the six months ended June 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,622,558	$6.12	6.89	$6,717
Granted	189,500	$5.40	9.59	$2
Exercised	(180,000)	$1.30	0.59	$772
Forfeited	(40,000)
Outstanding at June 30, 2022	3,592,058	$6.30	6.84	$1,122
Exercisable at June 30, 2022	2,042,663	$5.51	5.29	$642

Performance-based shares activity for the six months ended June 30, 2022 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	230,000	$6.66
Exercised	(158,000)	$5.90
Outstanding at June 30, 2022	72,000	$8.31
Exercisable at June 30, 2022	42,000	$8.31

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

17SUBSEQUENT EVENTS

On July 7, 2022, Leli received a license to cultivate cannabis legally in the Netherlands (the “License”) under the Dutch Closed Supply Chain Experiment program (the “Dutch Program”). On July 19, 2022, the Company acquired 80% of Leli under its previously announced purchase option agreement, plus an additional 5% ownership in Leli, bringing the Company’s total ownership to 85%, and enabling the Company to directly participate as a Netherlands-based cultivator and distributor of cannabis in the Dutch Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing and developing COVID-19 pandemic. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A in the Quarterly Report on Form 10-Q ended March 31, 2022 and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Canada Business Corporations Act. The Company’s principal operating subsidiaries are Village Farms Canada LP, Village Farms LP, VF Clean Energy, Inc. (“VFCE”), Pure Sunfarms Corp (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”) and Rose LifeScience Inc. “(Rose LifeScience” or “Rose”). Village Farms acquired 70% ownership of privately-held, Quebec-based Rose LifeScience on November 15, 2021 and acquired a 100% interest in privately held Colorado-based Balanced Health on August 16, 2021.

The Company’s overall strategy is to be recognized as an international leader in consumer products from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce (primarily tomatoes) across other plant-based opportunities. In Canada, we converted two produce facilities to grow cannabis for the Canadian adult use market. Our focus for our Canadian Cannabis segment is to produce the highest quality cannabis, leveraging our low-cost production to provide products that address the largest consumer segments in the market. This market position, together with our cultivation expertise, has enabled us to evolve into one of the few consistently profitable Canadian licensed producers (“LPs”) under our Pure Sunfarms subsidiary.

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

Our Operating Segments

Canadian Cannabis Segment

Village Farms’ Canadian Cannabis segment includes Pure Sunfarms and Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the rapidly developing cannabis opportunity in Canada with commercial distribution in ten Canadian provinces and territories that represent 98% of total Canadian legal recreational cannabis sales. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

Village Farms acquired 70% ownership of privately-held Rose LifeScience on November 15, 2021. Rose is a leading LP of cannabis in the Province of Quebec as well as a prominent third-party cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada as well as Quebec-based micro and craft growers.

U.S. Cannabis Segment

Village Farms’ U.S. Cannabis segment includes Balanced Health and VF Hemp.

On August 16, 2021, the Company acquired 100% interest in privately held Colorado-based Balanced Health. Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM.

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in VF Hemp for multi-state outdoor hemp cultivation and cannabidiol extraction. During the second quarter of 2022, VF Hemp wrote off the remaining hemp inventory and subsequently, the Company wrote off the remaining balance of its loan to VF Hemp. Currently, VF Hemp is not cultivating hemp as we await FDA clarity on the use of CBD.

Produce Segment – VF Fresh

Through our Village Farms Fresh brand, we are growers, marketers and distributors of premium-quality, greenhouse-grown tomatoes and cucumbers in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in B.C. and Texas. The Company also markets and distributes premium tomatoes, peppers and cucumbers produced under exclusive arrangements with other greenhouse producers located primarily in Mexico, B.C. and Ontario. The Company primarily markets and distributes under its Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Clean Energy Segment

Through our subsidiary VF Clean Energy, Inc., we owned and operated a power plant from landfill gas that generated electricity and provided thermal heat, in colder months, to one of the Company’s adjacent British Columbia greenhouse facilities and sold electricity to the British Columbia Hydro and Power Authority. As of April 30, 2022, VFCE has shut down its power plant in preparation for the transition to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC (“the Delta RNG Project), which we believe will enhance our financial return, as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.

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

The project is designed to generate renewable natural gas and CO2 from the methane gas created at the nearby landfill. Village Farms plans to utilize the CO2 from the renewable natural gas production process for use in our three Delta, B.C. vegetable and cannabis greenhouse facilities, thereby reducing natural gas requirements and decreasing the total carbon footprint of Village Farms. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenues in the form of a royalty. For additional detail, see “Recent Developments and Updates – Delta RNG Project” below.

Impact of Inflation and the Russia/Ukraine Conflict

Our business has been affected, and we expect will continue to be affected for the foreseeable future, by rising inflation and supply chain issues arising from COVID-19, and indirectly, the Russia/Ukraine conflict may impact the price of oil and natural gas which may negatively affect our operating results. Inflation has affected and continues to affect, amongst other items, supply chain and labor costs as well as purchasing decisions of consumers which may impact demand for our products. See Part II, Item 1A, “Risk Factors”, in the Quarterly Report ended March 31, 2022.

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

As of August 9, 2022, all of the Company’s operations are operating normally, however, the extent to which COVID-19 and the related global economic crisis affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Recent Developments and Updates

Leli Holland B.V. Update

On July 7, 2022, Netherlands-based Leli Holland B.V. (“Leli”) was awarded the tenth and final cultivation license for the Closed Cannabis Supply Chain Experiment (“Dutch Supply Chain Experiment”). On July 19, 2022, Village Farms acquired 85% of Leli under its previously announced purchase option agreement for $4,568 (EUR4,250), which was paid for as described below. As a result of the option exercise, Village Farms will directly participate as a cultivator and distributor in the Netherlands, the first major European country to launch an experimental program on the path towards adult-use legalization. Since the Company exercised the option, the Company will be the majority owner of Leli and as such, Village Farms is responsible for the development of the project and product commercialization throughout the fully vertically integrated business model.

On March 18, 2022, the Company loaned $2,715 (EUR2,575) to L.L. Lichtendahl Beheer B.V so that L.L. Lichtendahl Beheer B.V. could purchase 100% of Leli. On July 19, 2022, the loan converted to a payment from the Company to L.L. Lichtendahl Beheer B.V. In addition, on July 19, 2022, a payment in the amount of $1,795 (EUR1,625) was released from escrow and paid to L.L. Lichtendahl Beheer B.V. as part of the compensation for 85% ownership of Leli. On September 28, 2021, Village Farms paid $58 (EUR50) to enter into an option agreement whereby the Company received the irrevocable right to acquire an interest in Leli.

Leli is one of ten applicants selected to receive a license to legally cultivate and distribute cannabis to retailers when the Dutch government implements its Dutch Supply Chain Experiment. The Dutch Supply Chain Experiment is currently in its preparatory phase of the program which began in July 2020. The Dutch Supply Chain Experiment is specified by the Dutch government to be approximately 65,000 kilograms of dried flower annually from the ten approved producers during the first year. Leli and Village Farms plan to construct two indoor CEA production facilities, leveraging Leli’s track record managing complex regulatory and approval procedures in the Netherlands at both the federal and local levels and Village Farms’ three-plus decades as a vertically integrated CEA grower, as well as its extensive experience in cultivation, product development and commercialization in the Canadian legal recreational cannabis market. The actual experiment is anticipated to begin by mid-2023, however, the Dutch Supply Chain Experiment continues to experience delays as the program moves from the preparatory phase to the transitioning phase whereby participating coffeeshops will begin selling both regulated and tolerated cannabis.

Village Farms named to Corporate Knights’ inaugural Future 50: The Fastest Growing Sustainable Companies in Canada

On June 3, 2022, Corporate Knights Inc., an independent media and research B Corp committed to advancing a sustainable economy that supports both people and the planet, named Village Farms to their inaugural Future 50: The Fastest Growing Sustainable Companies in Canada. The Future 50 is a list of the fastest-growing Canadian companies whose business activities align with a transition to a global clean economy. Village Farms was selected from a pool of 6,115 companies as one of twenty-five publicly traded companies with the highest year-over-year percentage increase in “clean revenue”.

Canadian Cannabis Recent Developments and Updates

Canadian Cannabis recent developments and updates include the following:

•

Towards the end of Q2 2022, Pure Sunfarms began shipping its second-ever brand, Original Fraser Valley Weed Co., which quickly sold out in its initial provincial market, British Columbia. Differentiated from its Pure Sunfarms brand, Original Fraser Valley targets the price-conscious consumer with dependable and potent large format flower.

•

Rose LifeScience extended its market share reach in the province of Quebec during the three months ended June 30, 2022. Based on our internal calculations, supported by StatsCan data, we estimate that Rose’s brands have achieved a 10% market share in Quebec during the quarter.

•	Pure Sunfarms and NOYA Cannabis Inc. launched Cookies sun-grown flower in Ontario. Pure Sunfarms is the licensed producer of record for Cookies sun-grown flower in Canada.
•

Pure Sunfarms completed its sixth shipment to the Australian market utilizing the network of Altum International Pty Ltd (“Altum”), in which Village Farms owns a minority interest. The cumulative shipments to Altum in 2021 and for the six months ended June 30, 2022 contributed net sales of C$1,099.

U.S. Cannabis Recent Developments and Updates

U.S. Cannabis recent developments and updates include the following:

•	Balanced Health successfully launched the first product in the new Synergy+ line. UNWIND Synergy+ is positioned to help customers unwind after work or a long day.
•

John Harloe J.D. PhD, General Counsel for Balanced Health, was chosen by the Colorado Department of Public Health and Environment for the SB 22-205 task force. Colorado Governor, Jared Polis, has directed the task force to study intoxicating hemp products, make legislative and rule recommendations and analyze the effectiveness of each recommendation.

•

Subsequent to June 30, 2022, Balanced Health announced the results of a study that reported participants showed a significant reduction of mild or temporary anxiety when they began using CBDistillery Daytime Synergy CBG + CBD tincture.

Delta RNG Project Update

When announced in November 2020, we had originally anticipated attaining all regulatory approvals in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 adversely impacted the bureaucratic approval processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. As a result. we did not attain all of the regulatory approvals for the Delta RNG Project until the first half of 2022. Accordingly, Mas Energy has begun construction during the latter part of the second quarter of 2022 and we currently expect an operational start up in mid-2023.

OBCA Continuance

On May 24, 2022, at our Annual and Special Meeting of Shareholders, we received shareholder approval for our proposal to continue the Company into the Province of Ontario under the Ontario Business Corporations Act (Ontario) (“OBCA”), which we expect to complete by the end of 2022. For information regarding our proposed continuance into the OBCA, including a comparison of the difference between the OBCA and CBCA, see “Item No. 5—Continuance of the Company under the Business Corporations Act (Ontario)” in our Definitive Proxy Statement on Schedule 14A for our 2022 Annual and Special Meeting of Shareholders.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and six months ended June 30, 2022 and June 30, 2021 presented below reflect the operations of our consolidated wholly-owned subsidiaries, which does not include our VFH joint venture. The income (loss) from the equity method investments is reflected in our net income for the three and six months ended June 30, 2022 and 2021 presented below. Balanced Health was acquired on August 16, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries for the three and six months ended June 30, 2022. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for the three and six months ended June 30, 2022.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (1)	2021 (1)	2022 (1)	2021 (1)
Sales	$82,903	$70,374	$153,059	$122,770
Cost of sales	(76,580)	(65,109)	(136,832)	(115,198)
Gross margin	6,323	5,265	16,227	7,572
Selling, general and administrative expenses	(17,402)	(9,025)	(34,373)	(17,117)
Share-based compensation	(1,114)	(1,887)	(2,078)	(3,885)
Interest expense	(665)	(598)	(1,348)	(1,339)
Interest income	—	46	110	49
Foreign exchange (loss) gain	(527)	193	(208)	(311)
Other expense, net	(30)	(166)	(38)	(235)
Impairments (2)	(29,799)	—	(29,799)	—
Write-off of joint venture loan	(592)	—	(592)	—
Loss on disposal of assets	—	(40)	—	(40)
Recovery of income taxes	9,714	1,781	11,380	3,620
Loss from consolidated entities	(34,092)	(4,431)	(40,719)	(11,686)
Less: net loss attributable to non-controlling interests, net of tax	152	—	314	—
Loss from equity method investments	(2,615)	(86)	(2,667)	(213)
Net loss attributable to Village Farms International Inc.	$(36,555)	$(4,517)	$(43,072)	$(11,899)
Adjusted EBITDA (3)	$(10,308)	$1,547	$(16,419)	$1,951
Basic loss per share	$(0.41)	$(0.06)	$(0.49)	$(0.15)
Diluted loss per share	$(0.41)	$(0.06)	$(0.49)	$(0.15)

(1)

For the three and six months ended June 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

Consists of impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

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

We caution that our results of operations for the three and six months ended June 30, 2022 and 2021 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the three and six months ended June 30, 2022 and June 30, 2021 is included below. The consolidated results include all four of our operating segments, VF Fresh (Produce), Canadian Cannabis, U.S. Cannabis and Clean Energy, along with all public company expenses. Village Farms acquired 100% of Balanced Health on August 16, 2021 and their operating results are consolidated in our Consolidated Statements of Loss for the three and six months ended June 30, 2022. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their operating results are consolidated in our Consolidated Statements of Loss and the minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax for the three and six months ended June 30, 2022. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Sales

Sales for the three months ended June 30, 2022 were $82,903 as compared to $70,374 for the three months ended June 30, 2021. The increase in sales of $12,529 or 18% was attributable to the inclusion of Balanced Health and Rose LifeScience in our 2022

results as well as revenue growth in our key operating segments: VF Fresh, Canadian Cannabis and U.S. Cannabis. VF Fresh’s sales increased $1,780, Canadian Cannabis increased $5,032 and U.S. Cannabis increased $5,793 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Cost of Sales

Cost of sales for the three months ended June 30, 2022 were $76,580 as compared to $65,109 for the three months ended June 30, 2021. The increase in cost of sales of ($11,471) or (18%) was attributable to the inclusion of Balanced Health and Rose LifeScience in our 2022 results as well as revenue growth in our key operating segments along with inflationary effects on supply chain costs, labor and freight expenses. For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, the cost of sales for VF Fresh increased ($7,025), Canadian Cannabis increased ($3,344) and U.S. Cannabis increased ($1,956). For the Clean Energy segment, cost of sales decreased $854 as Clean Energy shut down its power plant on April 30, 2022 in preparation for the transition to renewable natural gas operations.

Gross Margin

Gross margin for the three months ended June 30, 2022 increased $1,058 to $6,323, or an 8% gross margin, in comparison to $5,265, or a 7% gross margin, for the three months ended June 30, 2021. The positive variance between periods is primarily attributable to a higher gross margin from U.S. Cannabis of $3,837, Canadian Cannabis of $1,688 and Clean Energy of $778, partially offset by lower gross margin from our produce operations of ($5,245).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 increased $8,377 to $17,402 or 21% of sales compared to $9,025 or 13% for the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to the acquisition of Balanced Health and Rose LifeScience and the inclusion of their respective expenses for the three months ended June 30, 2022. In addition, Corporate expenses increased $271 due to costs associated with our Leli development team and an increase in audit, regulatory and compliance fees in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Share-Based Compensation

Share-based compensation expenses for the three months ended June 30, 2022 were $1,114 as compared to $1,887 for the three months ended June 30, 2021. The decrease in share-based compensation was primarily due to the vesting of performance shares earned by key corporate and operations employees in Q2 2021 as compared to Q2 2022.

Write-off of Joint Venture Loan

The write-off of joint venture loan for the three months ended June 30, 2022 of ($592) was due to the write down of VF Hemp inventory during the quarter (as described below) which subsequently led to the Company writing off its remaining loan balance to VF Hemp.

Impairments

The impairments on our goodwill and intangible assets for the three months ended June 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,159) and intangible assets of ($4,630) were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions.   See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the three months ended June 30, 2022 of ($2,615) was due to losses from VF Hemp and consisted primarily of the write down of VF Hemp inventory during the quarter. VF Hemp is not currently cultivating hemp as we await FDA clarity on the use of CBD.

Net Loss Attributable to Village Farms International Inc.

Net loss for the three months ended June 30, 2022 was ($36,555) as compared to ($4,517) for the three months ended June 30, 2021. The increase in net loss was primarily due to lower operating profit from VF Fresh and Canadian Cannabis, impairments on goodwill and intangible assets along with the losses attributable to VF Hemp for the three months ended June 30, 2022 as compared to June 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 was ($10,308) compared to $1,547 for the three months ended June 30, 2021. The decrease in adjusted EBITDA was primarily due to lower operating results of VF Fresh and Canadian Cannabis. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Sales

Sales for the six months ended June 30, 2022 were $153,059 as compared to $122,770 for the six months ended June 30, 2021. The increase in sales of $30,289 or 25% was attributable to the inclusion of Balanced Health and Rose LifeScience in our 2022 results as well as revenue growth in our key operating segments: VF Fresh, Canadian Cannabis and U.S. Cannabis. VF Fresh’s sales increased $8,262, Canadian Cannabis increased $9,341 and U.S. Cannabis increased $12,836 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Cost of Sales

Cost of sales for the six months ended June 30, 2022 were $136,832 as compared to $115,198 for the six months ended June 30, 2021. The increase in cost of sales of ($21,634) or (19%) was due to the inclusion of Balanced Health and Rose LifeScience in our 2022 results as well as revenue growth in our key operating segments along with inflationary effects on supply chain costs, labor and freight expenses. The cost of sales increase was attributable to increases in our produce costs of ($17,066), higher produce supply partner costs of ($1,329), U.S. Cannabis cost of sales of ($4,287) and higher Canadian Cannabis costs of ($355), partially offset by lower Clean Energy costs of $1,403. The 2022 cost of sales for Pure Sunfarms includes a $3,815 positive adjustment and the 2021 cost of sales for Pure Sunfarms includes a ($3,058) charge from the revaluation of its inventory to fair value at acquisition date and our 2021 produce costs include incremental utility charges of ($1,400) associated with the Texas freeze of February 2021. The decrease in Clean Energy costs were driven by higher depreciation charges in 2021 as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project expected to become operational in mid-2023.

Gross Margin

Gross margin for the six months ended June 30, 2022 increased $8,655 to $16,227, or an 11% gross margin, in comparison to $7,572, or a 6% gross margin, for the six months ended June 30, 2021. Excluding the $3,815 positive adjustment from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date, gross margin for the six months ended June 30, 2022 was $12,412, or 8% gross margin. Excluding the ($3,058) charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and ($1,400) from the incremental Texas freeze utility expenses, gross margin for the six months ended June 30, 2021 was $12,030, or a 10% gross margin. The year-over-year increase in gross margin of $8,655 was primarily due to increases in gross margin for Canadian Cannabis of $8,986, U.S. Cannabis of $8,549 and Clean Energy of $1,253, partially offset by lower VF Fresh gross margin of ($10,133).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 increased $17,256 to $34,373 or 22% of sales compared to $17,117 or 14% of sales for the six months ended June 30, 2021. The year-over-year increase was primarily due to the acquisition and inclusion of U.S. Cannabis expenses in 2022 of $8,558 and higher Canadian Cannabis expenses of $6,994 due to the acquisition of Rose along with higher planned incremental investment in headcount, marketing, regulatory fees and IT services to support the growth of the Canadian Cannabis business. In addition, the year-over-year selling, general and administrative expenses of VF Fresh increased $451 primarily due to legal and audit fees and Corporate expenses increased $1,298 due to 2022 costs associated with the start-up of Leli and our development team and an increase in compensation, audit, regulatory and compliance fees.

Share-Based Compensation

Share-based compensation expenses for the six months ended June 30, 2022 were $2,078 as compared to $3,885 for the six months ended June 30, 2021. The decrease in share-based compensation was primarily due to the vesting of performance shares earned by key operations employees in Q1 2021 and no performance shares earned in 2022.

Write-off of Joint Venture Loan

The write-off of joint venture loan for the six months ended June 30, 2022 of ($592) was due to the write down of VF Hemp inventory during the quarter which subsequently led to the Company writing off its remaining loan balance to VF Hemp.

Impairments

The impairments on our goodwill and intangible assets for the six months ended June 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,159) and intangible assets of ($4,630) were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions.   See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the six months ended June 30, 2022 of ($2,667) was due primarily to losses from VF Hemp and consisted primarily of the write down of VF Hemp inventory during the second quarter. VF Hemp is not currently cultivating hemp as we await FDA clarity on the use of CBD.

Net Loss Attributable to Village Farms International Inc.

Net loss for the six months ended June 30, 2022 was ($43,072) as compared to ($11,899) for the six months ended June 30, 2021. The increase in net loss for the six months ended June 30, 2022 as compared to June 30, 2021 was primarily due to impairments on goodwill and intangible assets, lower operating profit of the produce operations and the loss from VF Hemp, partially offset by higher operating profit of the Canadian Cannabis business.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2022 was ($16,419) compared to $1,951 for the six months ended June 30, 2021. The decrease in adjusted EBITDA was primarily due to lower operating results from our produce business, the loss incurred by VF Hemp and a lower contribution of Adjusted EBITDA from Canadian Cannabis due to the effect of the purchase price inventory adjustments on the calculation of Adjusted EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Three Months Ended June 30, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$47,176	$29,793	$5,793	$141	$—	$82,903
Cost of sales	(56,143)	(18,285)	(1,956)	(196)	—	(76,580)
Selling, general and administrative expenses	(2,808)	(8,397)	(4,262)	(7)	(1,928)	(17,402)
Share-based compensation	—	(219)	(107)	—	(788)	(1,114)
Other expense, net	(402)	(231)	(12)	—	(577)	(1,222)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments (2)	—	—	(29,799)	—	—	(29,799)
Recovery of (provision for) income taxes	2,827	(991)	7,025	—	853	9,714
(Loss) income from consolidated entities	(9,350)	1,670	(23,318)	(62)	(3,032)	(34,092)
Less: net loss attributable to non-controlling interests, net of tax	—	152	—	—	—	152
Loss from equity method investments	—	—	(2,615)	—	—	(2,615)
Net (loss) income	(9,350)	1,822	(25,933)	(62)	(3,032)	(36,555)
Adjusted EBITDA (3)	$(10,282)	$2,743	$(633)	$(63)	$(2,073)	$(10,308)
Basic (loss) income per share	$(0.11)	$0.02	$(0.29)	$(0.00)	$(0.03)	$(0.41)
Diluted (loss) income per share	$(0.11)	$0.02	$(0.29)	$(0.00)	$(0.03)	$(0.41)

	For the Three Months Ended June 30, 2021
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$45,539	$24,761	$—	$74	$—	$70,374
Cost of sales	(49,353)	(14,941)	—	(815)	—	(65,109)
Selling, general and administrative expenses	(2,946)	(4,370)	—	(52)	(1,657)	(9,025)
Share-based compensation	—	(191)	—	—	(1,696)	(1,887)
Other (expense) income, net	(133)	(764)	—	(8)	340	(565)
Recovery of (provision for) income taxes	2,233	(1,274)	—	—	822	1,781
(Loss) income from consolidated entities	(4,660)	3,221	—	(801)	(2,191)	(4,431)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	—	—	—	—	—
Loss from equity method investments	—	—	(86)	—	—	(86)
Net (loss) income	(4,660)	3,221	(86)	(801)	(2,191)	(4,517)
Adjusted EBITDA (3)	$(3,980)	$7,369	$(48)	$(135)	$(1,659)	$1,547
Basic (loss) income per share	$(0.06)	$0.04	$(0.00)	$(0.01)	$(0.03)	$(0.06)
Diluted (loss) income per share	$(0.06)	$0.04	$(0.00)	$(0.01)	$(0.03)	$(0.06)

	For the Six Months Ended June 30, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$88,525	$51,562	$12,836	$136	$—	$153,059
Cost of sales	(101,782)	(30,544)	(4,287)	(219)	—	(136,832)
Selling, general and administrative expenses	(5,948)	(15,330)	(8,558)	(39)	(4,498)	(34,373)
Share-based compensation	—	(586)	(202)	—	(1,290)	(2,078)
Other expense, net	(432)	(977)	(12)	(6)	(57)	(1,484)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments (2)	—	—	(29,799)	—	—	(29,799)
Recovery of (provision for) income taxes	4,542	(1,630)	7,025	—	1,443	11,380
(Loss) income from consolidated entities	(15,095)	2,495	(22,997)	(128)	(4,994)	(40,719)
Less: net loss attributable to non-controlling interests, net of tax	—	314	—	—	—	314
Loss from equity method investments	—	—	(2,667)	—	—	(2,667)
Net (loss) income	(15,095)	2,809	(25,664)	(128)	(4,994)	(43,072)
Adjusted EBITDA (3)	$(16,483)	$4,847	$(53)	$(122)	$(4,608)	$(16,419)
Basic (loss) income per share	$(0.17)	$0.03	$(0.29)	$(0.00)	$(0.06)	$(0.49)
Diluted (loss) income per share	$(0.17)	$0.03	$(0.29)	$(0.00)	$(0.06)	$(0.49)

	For the Six Months Ended June 30, 2021
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$80,406	$42,221	$—	$143	$—	$122,770
Cost of sales	(83,503)	(30,189)	—	(1,506)	—	(115,198)
Selling, general and administrative expenses	(5,497)	(8,336)	—	(84)	(3,200)	(17,117)
Share-based compensation	—	(1,285)	—	—	(2,600)	(3,885)
Other expense, net	(389)	(1,394)	—	(20)	(73)	(1,876)
Recovery of (provision for) income taxes	2,738	(630)	—	—	1,512	3,620
(Loss) income from consolidated entities	(6,245)	387	—	(1,467)	(4,361)	(11,686)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	—	—	—	—	—
Loss from equity method investments	—	—	(213)	—	—	(213)
Net (loss) income	(6,245)	387	(213)	(1,467)	(4,361)	(11,899)
Adjusted EBITDA (3)	$(4,472)	$9,903	$(127)	$(151)	$(3,202)	$1,951
Basic (loss) income per share	$(0.08)	$0.01	$(0.00)	$(0.02)	$(0.06)	$(0.15)
Diluted (loss) income per share	$(0.08)	$0.01	$(0.00)	$(0.02)	$(0.06)	$(0.15)

(1)

For the three and six months ended June 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

Consists of impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

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

CANNABIS SEGMENT RESULTS - CANADA

The Canadian Cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three and six months ended June 30, 2022 and the results of Pure Sunfarms for the three and six months ended June 30, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and as such the operating results of Rose LifeScience from January 1, 2022 to June 30, 2022 are consolidated in our results for the three and six months ended June 30, 2022 with the minority interest presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Sales

Canadian Cannabis net sales for the three months ended June 30, 2022 were $29,793 as compared to $24,761 for the three months ended June 30, 2021. The period-over-period net sales increase of $5,032 or 20% includes net sales from Rose in Q2 2022. The increase between comparable quarters was driven by a 35% increase in non-branded sales and a 17% increase in branded sales. Rose also contributed $823 in commission revenue that is included in net sales. The 35% increase in non-branded sales was primarily due to the continued development and strengthening of relationships with other key LPs that are purchasing high potency, high-quality flower and trim made available as Canadian Cannabis expanded its cultivation footprint in 2022. The 17% increase in branded sales was attained through the addition of Rose branded sales in Q2 2022, partially offset by a decline in sales of cannabis derivative products and slower moving flower formats in certain provincial markets. In addition, the Canadian Cannabis industry has experienced price compression in 2022 as compared to 2021 which has affected branded products, flower and trim. For the three months ended June 30, 2022, 67% of revenue was generated from branded flower, inclusive of pre-rolls, 4% of revenue from cannabis derivative products and 29% from non-branded sales as compared to 65% of revenue from branded flower, inclusive of pre-rolls, 8% from cannabis derivative products and 27% from non-branded sales for the three months ended June 30, 2021.

Cost of Sales

Canadian Cannabis cost of sales for the three months ended June 30, 2022 were $18,285 as compared to $14,941 for the three months ended June 30, 2021. The period-over-period net cost of sales increase of ($3,344) or (22%) includes Q2 2022 cost of sales from Rose. In addition, the Q2 2022 cost of sales for Pure Sunfarms includes a positive adjustment of $1,766 and the Q2 2021 cost of sales for Pure Sunfarms includes a ($133) charge from the revaluation of its inventory to fair value at acquisition date of November 2,

2020. The cost of sales increase was primarily due to increases in Canadian Cannabis kilograms produced and sold of both branded and non-branded products in Q2 2022 as compared to Q2 2021.

Gross Margin

Canadian Cannabis gross margin for the three months ended June 30, 2022 increased $1,688 to $11,508, or a 39% gross margin, in comparison to $9,820, or a 40% gross margin, for the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 decreased ($211) to $9,742, or a 33% gross margin (excluding the purchase price inventory positive adjustment of $1,766) in comparison to $9,953, or a 40% gross margin (excluding the purchase price inventory adjustment charge of $133), for the three months ended June 30, 2021. The increase in gross margin between comparable periods was primarily due to the production of high-quality, high-potency flower from a larger cultivation footprint which decreased the cost per gram, partially offset by price compression experienced across various provincial markets in Q2 2022 as compared to Q1 2022.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended June 30, 2022 increased $4,027 to $8,397 or 28% of sales compared to $4,370 or 18% of sales for the three months ended June 30, 2021. The increase in selling, general and administrative expenses in Q2 2022 was due to the inclusion of Rose expenses and planned incremental investment in sales support and marketing campaigns for the higher volume of sales along with additional headcount, IT services, regulatory and compliance fees to support the growth of the Canadian Cannabis segment.

Net Income

Canadian Cannabis net income for the three months ended June 30, 2022 was $1,822 compared to $3,221 for the three months ended June 30, 2021. The decrease in net income between periods was primarily due to higher selling, general and administrative expenses, partially offset by a higher gross margin for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 and June 30, 2021 was $2,743 and $7,369, respectively. The lower Adjusted EBITDA between periods was primarily due to higher selling, general and administrative expenses in Q2 2022 along with the effect of the purchase price inventory adjustments on the calculation of Adjusted EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Sales

Canadian Cannabis net sales for the six months ended June 30, 2022 were $51,562 as compared to $42,221 for the six months ended June 30, 2021. The period-over-period net sales increase of $9,341 or 22% includes net sales from Rose for the six months ended June 30, 2022. The increase between comparable periods was driven by a 76% increase in non-branded sales partially offset by an (8%) decrease in branded sales. Rose also contributed $1,609 in commission revenue that is included in net sales. The 76% increase in non-branded sales was primarily due to the continued development and strengthening of relationships with other key LPs that are purchasing high potency, high-quality flower and trim made available as Canadian Cannabis expanded its cultivation footprint in 2022. The (8%) decrease in branded sales was largely due to a decrease in sales from the western Canadian provinces of British Columbia and Alberta for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.  In addition, the Canadian Cannabis industry has experienced price compression in 2022 as compared to 2021 which has affected branded products, flower and trim due to factors such as price competition by retailers and producers, price-sensitive consumer habits and some LPs reducing prices to attain cash or capture market share. For the six months ended June 30, 2022, 67% of revenue was generated from branded flower, inclusive of pre-rolls, 6% of revenue from cannabis derivative products and 27% from non-branded sales as compared to 68% of revenue from branded flower, inclusive of pre-rolls, 10% from cannabis derivative products and 22% from non-branded sales for the six months ended June 30, 2021.

Cost of Sales

Canadian Cannabis cost of sales for the six months ended June 30, 2022 were $30,544 as compared to $30,189 for the six months ended June 30, 2021. The period-over-period cost of sales increase of ($355) or (1%) includes the 2022 cost of sales from Rose. In addition, the 2022 cost of sales for Pure Sunfarms includes a positive adjustment of $3,815 and the Q2 2021 cost of sales for Pure Sunfarms includes a ($3,058) charge from the revaluation of its inventory to fair value at acquisition date of November 2, 2020. The cost of sales increase was primarily due to increases in Canadian Cannabis kilograms produced and sold of both branded and non-branded products from a larger cultivation footprint in 2022 as compared to 2021.

Gross Margin

Canadian Cannabis gross margin for the six months ended June 30, 2022 increased $8,986 to $21,018, or a 41% gross margin, in comparison to $12,032, or a 28% gross margin, for the six months ended June 30, 2021. Gross margin for the six months ended June 30, 2022 increased $2,113 to $17,203, or a 33% gross margin (excluding the purchase price inventory positive adjustment of $3,815) in comparison to $15,090, or a 36% gross margin (excluding the purchase price inventory adjustment charge of $3,058), for the six months ended June 30, 2021. The increase in gross margin was primarily due to the production of high-quality, high-potency flower from a larger cultivation footprint which decreases the cost per gram, partially offset by price compression experienced across various provincial markets in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the six months ended June 30, 2022 increased $6,994 to $15,330 or 30% of sales compared to $8,336 or 20% of sales for the six months ended June 30, 2021. The increase in selling, general and administrative expenses in 2022 was due to the inclusion of Rose expenses and planned incremental investment in sales support and marketing campaigns for the higher volume of sales along with additional headcount, IT services, regulatory and compliance fees to support the growth of the Canadian Cannabis segment.

Share-Based Compensation

Canadian Cannabis share-based compensation expenses for the six months ended June 30, 2022 were $586 as compared to $1,285 for the six months ended June 30, 2021. The year-over-year decrease in share-based compensation was primarily due to the vesting of performance share grants for Pure Sunfarms’ management for the six months ended June 30, 2021 versus no performance shares in 2022.

Net Income

Canadian Cannabis net income for the six months ended June 30, 2022 was $2,809 compared to $387 for the six months ended June 30, 2021. The increase in net income between periods was primarily due to a higher gross margin which was impacted by the positive purchase price inventory adjustment and lower share-based compensation expense, partially offset by higher selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2022 and June 30, 2021 was $4,847 and $9,903, respectively. The lower Adjusted EBITDA between periods was primarily due to higher selling, general and administrative as a percentage of sales expenses in the first half of 2022 along with the effect of the purchase price inventory adjustments on the calculation of Adjusted EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis is based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Sales

VF Fresh sales for three months ended June 30, 2022 were $47,176 as compared to $45,539 for the three months ended June 30, 2021. The increase in sales of $1,637 or 4% was due to increases in our own produce revenues of $4,770 partially offset by lower grower partner revenues of ($3,133). The increase in our own produce revenues was primarily due to an increase in tomato volume of 10% primarily from our Texas greenhouses while the selling price of our own tomatoes increased due to a change in sales mix to a greater percentage of higher priced specialty tomatoes. The decrease in grower partner revenues was primarily due to (23%) decrease in tomato production purchased.

Cost of Sales

VF Fresh cost of sales for three months ended June 30, 2022 were $56,143 as compared to $49,353 for the three months ended June 30, 2021. Cost of sales increased ($6,790) or (14%) due to increases in our own produce cost of sales of ($9,636) partially offset by a decrease in our grower partner cost of sales of $2,846. The increase in our own produce cost of sales was driven by the 10% increase in tomato volume at our Texas greenhouses as well as an increase in the sales mix for specialty tomatoes which require higher costs for cultivation and packaging along with an incremental catch up to our cost of sales of ($1,038) due to a revised Texas crop cycle that began in summer/fall 2021 and ends in early Q3 2022.  The increase in volume and an incremental increase in freight costs of approximately ($1,686) drove higher transportation and handling costs of produce in Q2 2022 as compared to Q2 2021. The decrease in grower partner cost of sales was driven by a decrease in purchased production from our grower partners, partially offset by an incremental increase in freight costs of approximately ($502). Our facility management has implemented changes to increase crop yield and reduce cost per pound, however efforts could not mitigate the increases in supply chain costs and incremental freight.

Gross Margin

The gross margin for VF Fresh was ($8,967) for three months ended June 30, 2022 as compared to ($3,814) for the three months ended June 30, 2021. Gross margin in the second quarter of 2022 has been greatly affected by the higher cost of sales, which was attributable to additional freight per pound, higher cultivation costs in our Texas facilities, a revised Texas crop cycle and lower grower partner gross margin of ($287). The higher freight per pound increase of 42% was mostly due to increases in fuel prices and trucker shortages which we were not able to pass on to our customers.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for three months ended June 30, 2022 were $2,808 or 6% of sales as compared to $2,946 or 6% of sales for the three months ended June 30, 2021. The quarter-over-quarter decrease in selling, general and administrative expenses was primarily due to lower legal fees incurred in Q2 2022 as compared to Q2 2021.

Net Loss

VF Fresh’s net loss for three months ended June 30, 2022 was ($9,350) as compared to ($4,660) for the three months ended June 30, 2021. The increase in net loss for the second quarter of 2022 as compared to the second quarter of 2021 was primarily due to the lower gross margin incurred in 2022 driven by higher cost of sales due to an increase in our Texas tomato production volume, revised Texas crop cycle, freight and supply chain expenses.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($10,282) for three months ended June 30, 2022 as compared to ($3,980) for the three months ended June 30, 2021. The lower Adjusted EBITDA was primarily due to a decrease in operating margin of ($5,107) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Sales

VF Fresh sales for six months ended June 30, 2022 were $88,525 as compared to $80,406 for the six months ended June 30, 2021. The increase in sales of $8,119 or 10% was due to increases in our own produce revenues of $8,288 partially offset by a decrease from our grower partner revenues of ($169). The increase in our own produce revenues was primarily due to an increase in tomato volume of 10% primarily from our Texas greenhouses while the selling price of our own tomatoes increased 8% due to a change in sales mix to a greater percentage of higher priced specialty tomatoes. The decrease in grower partner revenues was primarily due to lower volumes of pounds sold of tomatoes, partially offset by higher volumes of pounds sold of peppers, cucumbers and mini-cucumbers.

Cost of Sales

VF Fresh cost of sales for six months ended June 30, 2022 were $101,782 as compared to $83,503 for the six months ended June 30, 2021. Cost of sales increased ($18,279) or (22%) due to increases in our own produce cost of sales of ($16,950) and our grower partner cost of sales of ($1,329). The increase in our own produce cost of sales was driven by the increase in tomato volume at our Texas greenhouses as well as an increase in the sales mix for specialty tomatoes which require higher costs for cultivation and packaging. The increase in volume and an incremental increase in freight costs of approximately ($3,010) drove higher transportation and handling costs of produce in 2022 as compared to 2021. In addition, in the six months ended June 30, 2022, we incurred an incremental catch up to our cost of sales of ($2,818) on our Texas crop cycle that began in summer/fall 2021 and ends in early Q3 2022 due to an expected lower total crop volume and higher cost of production for the growing cycle due to ongoing disease pressure and supply chain cost increases, effectively increasing our production price per pound for our Texas tomato crop. The increase in grower partner cost of sales was driven by an incremental increase in freight costs of approximately ($1,930), partially offset by lower volumes of produce pounds sold in 2022 as compared to 2021. Our facility management has implemented changes to increase crop yield and reduce cost per pound, however our efforts could not mitigate the increases in supply chain costs and incremental freight experienced in 2022.

Gross Margin

The gross margin for VF Fresh was ($13,257) for six months ended June 30, 2022 as compared to ($3,097) for the six months ended June 30, 2021. Gross margin in the six months ended June 30, 2022 has been greatly affected by the higher cost of sales, which was attributable to additional freight per pound, a revised production forecast and higher cultivation costs in our Texas facilities and lower grower partner gross margin of ($1,498). The higher freight per pound increase of 36% was mostly due to increases in fuel prices and trucker shortages which we were not able to pass on to our customers.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for six months ended June 30, 2022 were $5,948 or 7% of sales as compared to $5,497 or 7% of sales for the six months ended June 30, 2021. The quarter-over-quarter increase in selling, general and administrative expenses was primarily due to legal fees and higher audit and compliance fees.

Net Loss

VF Fresh’s net loss for six months ended June 30, 2022 was ($15,095) as compared to ($6,245) for the six months ended June 30, 2021. The increase in net loss for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the higher cost of sales that resulted in lower gross margin in 2022.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($16,483) for six months ended June 30, 2022 as compared to ($4,472) for the six months ended June 30, 2021. The lower Adjusted EBITDA was primarily due to a decrease in operating margin of ($10,584) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. Cannabis segment currently consists of Balanced Health and VF Hemp. For the three and six months ended June 30, 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021. VF Hemp is a joint venture, and its results are included in “Loss from Equity Method Investments” for the three and six months ended June 30, 2022.

Three Months Ended June 30, 2022

Sales

U.S. Cannabis sales for the three months ended June 30, 2022 were $5,793. Over 99% of sales were generated in the United States and gross sales were composed of 82% from e-commerce sales, 13% from retail sales, 6% from shipping income and 1% from bulk sales. In addition, sales included a (2%) loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products. Balanced Health successfully launched its Synergy+ product line in May 2022, which we believe will drive higher sales for its loyal customer base and attract new customers to its cannabinoid products.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended June 30, 2022 were $1,956. Cost of sales can be primarily attributed directly to e-commerce, retail and bulk cost of sales with all other costs of sales categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. Cannabis gross margin for the three months ended June 30, 2022 was $3,837 or 66%.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended June 30, 2022 was $4,262 or 74% of sales. As the U.S. Cannabis business derives a substantial number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, IT services, research and development and customer service. Balanced Health focused efforts in Q2 2022 to reduce selling, general and administrative expenses through headcount reduction and more efficient marketing and brand spend in order to reduce overhead as a percentage of sales.

Impairments

The impairments on our goodwill and intangible assets for the six months ended June 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,159) and intangible assets of ($4,630) were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions.   See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the three months ended June 30, 2022 of ($2,615) was primarily due to the write down of VF Hemp inventory during the quarter. VF Hemp is not currently cultivating hemp as we await FDA clarity on the use of CBD.

Net Loss

U.S. Cannabis net loss for the three months ended June 30, 2022 was ($25,933) driven by impairments on goodwill and intangible assets and the loss from VF Hemp write down of inventory for the period, as described above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended June 30, 2022 was ($633) due to the Balanced Health operating loss and VF Hemp loss for the period. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2022

Sales

U.S. Cannabis sales for the six months ended June 30, 2022 were $12,836. Over 99% of sales were generated in the United States and gross sales were composed of 77% from e-commerce sales, 15% from retail sales, 5% from shipping income and 1% from bulk sales. In addition, sales included a 2% loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products. Balanced Health continues to identify opportunistic and resourceful strategies and tactics to drive topline sales. As customer acquisition costs have increased in the first half of 2022, Balanced Health increased discounts for their e-commerce subscription program to retain and attract customers utilizing their CBDistillery website and drive additional sales of their products. In addition, Balanced Health successfully launched its Synergy+ product line in May 2022, which we believe will drive higher sales for its loyal customer base and attract new customers to its cannabinoid products.

Cost of Sales

U.S. Cannabis cost of sales for the six months ended June 30, 2022 were $4,287. Cost of sales can be primarily attributed directly to e-commerce, retail and bulk cost of sales with all other costs of sales categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies. Balanced Health implemented efficiencies throughout the year to reduce cost of sales, particularly freight savings from alternative providers, lower packaging costs, renegotiating with co-manufacturers and internalizing production of specific products.

Gross Margin

U.S. Cannabis gross margin for the six months ended June 30, 2022 was $8,549 or 67%.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the six months ended June 30, 2022 was $8,558 or 67% of sales. As the U.S. Cannabis business derives a substantial number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, IT services, research and development and customer service.

Share-based Compensation

U.S. Cannabis share-based compensation for the six months ended June 30, 2022 was $202 due to options issued to key U.S. Cannabis employees.

Impairments

The impairments on our goodwill and intangible assets for the six months ended June 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,159) and intangible assets of ($4,630) were triggered by macroeconomic challenges, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions.   See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the six months ended June 30, 2022 of ($2,667) was primarily due to the write down of VF Hemp inventory during the second quarter, as described above.

Net Loss

U.S. Cannabis net loss for the six months ended June 30, 2022 was ($2,890) primarily due to the impairments on goodwill and intangible assets and the loss from VF Hemp for the period, as described above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA was ($53) primarily due to the loss from VF Hemp for the six months ended June 30, 2022. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

As at June 30, 2022, we had $32,999 in cash (includes $6,810 in restricted cash) and $78,157 of working capital, and as at December 31, 2021, we had $58,667 in cash (includes $5,250 in restricted cash) and $110,646 of working capital. We believe that our existing cash together with cash generated from our operating activities, proceeds from our Credit Facilities and Pure Sunfarms Loans, and additional potential liquidity from equity or debt financings, will provide us with sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. We intend to use our cash on hand for daily funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding June 30, 2022
Operating Loan (1)	C$	10,000		$6,892
FCC Term Loan		$25,739		$25,739
Pure Sunfarms Loans	C$	41,188	C$	41,188

(1)	The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and the VFCE Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of June 30, 2022, the Company was in compliance with all of its covenants under its Credit Facilities. On December 31, 2021 we were not in compliance with one financial covenant under our FCC Term Loan. Subsequent to December 31, 2021, we received a waiver from Farm Credit Canada (“FCC”) in connection with the annual testing on December 31, 2021 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2022. We can provide no assurance that we will be in compliance or receive a waiver for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of June 30, 2022 and December 31, 2021 was $94 and $304, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $25,739 on June 30, 2022 and $26,723 on December 31, 2021. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of June 30, 2022, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.746% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2022 and December 31, 2021 was $212,574 and $233,187, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less outstanding letters of credit totaling $150 and C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had a balance of $4,000 on June 30, 2022 and there was no amount drawn on this loan on December 31, 2021.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2022 and December 31, 2021 was $37,213 and $34,741, respectively.

VFCE Loan

VFCE had a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. The Company paid off the outstanding balance of the VFCE Loan in the first quarter of 2022. As of June 30, 2022 and December 31, 2021, the balance of the VFCE Loan was nil and C$624, respectively.

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

The first loan facility under the Third Amended and Restated PSF Credit Agreement is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had an outstanding balance of C$3,539 as of June 30, 2022 and C$9,855 as of December 31, 2021. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of C$5,145 at June 30, 2022 and December 31, 2021.

The second loan facility under the Third Amended and Restated PSF Credit Agreement is a credit facility with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility”). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$14,000 on June 30, 2022 and C$15,076 on December 31, 2021.

The third loan facility under the Third Amended and Restated PSF Credit Agreement is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan are required to be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$21,250 on June 30, 2022 and C$22,614 on December 31, 2021.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$5,938 on June 30, 2022 and C$6,282 on December 31, 2021.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of June 30, 2022, Pure Sunfarms was in compliance with these financial covenants.

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

Summary of Cash Flows

	For the six months ended June 30,
(in Thousands)	2022	2021
Cash beginning of period	$58,667	$25,679
Net cash flow provided by/(used in):
Operating activities	(9,021)	(15,210)
Investing activities	(13,681)	(12,368)
Financing activities	(2,910)	124,583
Net cash increase (decrease) for the period	(25,612)	97,005
Effect of exchange rate changes on cash	(56)	502
Cash, end of the period	$32,999	$123,186

Operating Activities

For the six months ended June 30, 2022 and 2021, cash flows used in operating activities were ($9,021) and ($15,210), respectively. The operating activities for the six months ended June 30, 2022 consisted of $9,064 in changes in non-cash working capital items and ($18,085) in changes before non-cash working capital items, while operating activities for the six months ended June 30, 2021 consisted of ($10,239) in changes in non-cash working capital items and ($4,971) in changes before non-cash working capital items. The decrease in changes before non-cash working capital items for 2022 as compared to 2021 was primarily due to impairments on our goodwill and intangibles, a higher net loss from VF Fresh and higher loss from our joint venture, VF Hemp, partially offset by higher net income from Canadian Cannabis.

Investing Activities

For the six months ended June 30, 2022 and 2021, cash flows used in investing activities were ($13,681) and ($12,368), respectively. The investing activities for the six months ended June 30, 2022 consisted of a ($2,715) loan to L.L. Lichtendahl Beheer B.V., a private company that held a 50% interest in Leli, a promissory note to Altum of ($734) and ($10,232) of capital expenditure expenses of which ($1,416) was for our produce operations and ($8,768) was for Canadian Cannabis operations, primarily for Pure Sunfarms Delta 2 packhouse conversion and Delta 3 improvement projects. The investing activities for the six months ended June 30, 2021 largely consisted of a ($1,001) investment in Altum and ($11,355) of capital expenditure expenses, of which ($9,029) was primarily for the Pure Sunfarms Delta 2 greenhouse transition to cannabis and ($2,326) for upgrades to our produce operations.

Financing Activities

For the six months ended June 30, 2022, cash flows used in financing activities were ($2,910) and cash flows provided by financing were $124,583 for the six months ended June 30, 2021. For the six months ended June 30, 2022, cash flows provided by financing activities consisted of $4,000 for proceeds from the Operating Loan and $192 from proceeds from the exercise of stocks, offset by cash flows used in financing activities of ($6,490) in repayments on borrowings and ($612) for payments on lease obligations. For the six months ended June 30, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares, $18,494 in proceeds from the exercise of warrants from the September 2020 registered direct offering, the ($15,498) payment of the Emerald Promissory Note, share repurchases of ($3,980) and payments on borrowings net of proceeds of ($1,799).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital. We currently do not have any material obligations identified in the near future.

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

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2022 (1)	2021 (1)	2022 (1)	2021 (1)
Net loss	$(36,555)	$(4,517)	$(43,072)	$(11,899)
Add:
Amortization	2,768	3,898	5,470	7,310
Foreign currency exchange loss (gain)	570	(269)	251	235
Interest expense, net	705	552	1,278	1,290
Recovery of income taxes	(9,713)	(1,781)	(11,379)	(3,620)
Share-based compensation	1,114	1,887	2,078	3,885
Interest expense for VFH	26	13	39	27
Amortization for JVs	130	30	224	64
Deferred financing fees	61	166	127	166
Impairments (2)	29,799	—	29,799	—
JV loan write-off	592	—	592	—
Share of loss on JV inventory impairment	2,284	—	2,284	—
Incremental utility costs due to storm	—	1,400	—	1,400
Foreign currency exchange (gain) loss for JVs	(28)	—	1	—
Purchase price adjustment (3)	(2,059)	133	(4,109)	3,058
Amortization of deferred charges	—	—	—	—
Gain on disposal of assets	(2)	35	(2)	35
Adjusted EBITDA (4)	$(10,308)	$1,547	$(16,419)	$1,951
Adjusted EBITDA for JVs (5)	$(302)	$(48)	$(327)	$(127)
Adjusted EBITDA excluding JVs	$(10,006)	$1,595	$(16,092)	$2,078

(1)

For the three and six months ended June 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)

Consists of impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

(3)	The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020.
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

(5)	The Adjusted EBITDA for JVs consists of the VF Hemp Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. If interest rates had been fifty basis points higher, the net income during the three months ended June 30, 2022 and 2021 would have been lower by $75 and $81, respectively and net income during the six months ended June 30, 2022 and 2021 would have been lower by $149 and $161, respectively. These net income effects represent increased (decreased) interest expense for the three and six months ended June 30, 2022 and 2021, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2022 and 2021, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7756 and C$1.00 = US$0.8066, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2022 and 2021 with the net foreign exchange gain or loss directly impacting net income (loss).

	June 30, 2022	June 30, 2021
Financial assets
Cash and cash equivalents	$1,060	$1,357
Trade receivables	3,470	3,701
Inventories	7,800	4,380
Prepaid and deposits	1,030	853
Financial liabilities
Trade payables and accrued liabilities	(6,003)	(5,187)
Loan payable	(4,492)	(4,682)
Deferred tax liability	(2,399)	(2,283)
Net foreign exchange gain (loss)	$466	$(1,861)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Remediation Plan and Status

In the six months ended June 30, 2022, the Company implemented remediation measures improving the review of the calculation of its debt covenants by applying additional independent review of the calculations. The Company hired a Corporate Treasurer in the second quarter of 2022 in order to manage the Company’s treasury functions and implement improvements to the Company’s cash management. In addition, the Company is working with its lender group to modify and synchronize its loan covenants such that definitions of loan covenants are aligned going forward to avoid conflicting covenants between the Company and one of its subsidiaries. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during our fiscal quarter ended June 30, 2022 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A.  Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 and amended on March 14, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021 and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three and six months ended June 30, 2022.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

10.1	Amended and Restated Share-based Compensation Plan dated March 15, 2021 and adopted June 10, 2021(incorporated by reference to Appendix D of the Registrant’s Proxy Statement filed on May 7, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: August 9, 2022