Form 10-Q
period 2022-09-30
Village Farms International, Inc.
filed 2022-11-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, 90,852,829 shares of common stock were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry or the cannabis industry are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing, including our dependence upon credit facilities; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; market position; ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the US federal (Food and Drug Administration and United States Department of Agriculture), state and municipal rules and regulations with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; the ongoing COVID-19 pandemic; and tax risks.

The Company has based these forward-looking statements on factors and assumptions about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions that management believes are reasonable based on information currently available to management, there can be no assurance that actual results will be consistent with these forward-looking statements. Forward-looking statements necessarily involve known and unknown risks and uncertainties, many of which are beyond the Company's control, which may cause the Company's or the industry's actual results, performance, achievements, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, the factors contained in the Company's filings with securities regulators, including this Quarterly Report on Form 10-Q. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results.

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

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$18,165	$53,417
Restricted cash	5,000	5,250
Trade receivables	32,905	34,360
Inventories	74,072	68,677
Other receivables	517	616
Income tax receivable	1,469	2,430
Prepaid expenses and deposits	11,083	10,209
Total current assets	143,211	174,959
Non-current assets
Property, plant and equipment	207,658	215,704
Investment in minority interests	2,109	2,109
Note receivable - joint venture	—	3,256
Goodwill	79,443	117,533
Intangibles	36,402	26,394
Deferred tax asset	30,238	16,766
Right-of-use assets	9,587	7,609
Other assets	2,646	2,581
Total assets	$511,294	$566,911
LIABILITIES
Current liabilities
Line of credit	$7,650	$7,760
Trade payables	25,458	22,597
Current maturities of long-term debt	9,449	11,416
Accrued sales taxes	14,305	3,899
Accrued loyalty program	1,923	2,098
Accrued liabilities	14,860	14,168
Lease liabilities - current	1,962	962
Income tax payable	972	—
Other current liabilities	2,214	1,413
Total current liabilities	78,793	64,313
Non-current liabilities
Long-term debt	44,851	50,419
Deferred tax liability	18,638	18,657
Lease liabilities - non-current	8,216	6,711
Other liabilities	1,600	1,973
Total liabilities	152,098	142,073
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	15,732	16,433
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 89,029,385 shares issued and outstanding at September 30, 2022 and 88,233,929 shares issued and outstanding at December 31, 2021.	366,561	365,561
Additional paid in capital	12,389	9,369
Accumulated other comprehensive income	(11,215)	6,696
Retained earnings	(25,038)	26,779
Total Village Farms International, Inc. shareholders’ equity	342,697	408,405
Non-controlling interest	767	—
Total shareholders’ equity	343,464	408,405
Total liabilities, mezzanine equity and shareholders’ equity	$511,294	$566,911

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Financial Position.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Loss

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$71,056	$72,442	$224,115	$195,212
Cost of sales	(62,682)	(54,693)	(199,514)	(169,891)
Gross margin	8,374	17,749	24,601	25,321
Selling, general and administrative expenses	(16,868)	(13,132)	(51,241)	(30,249)
Share-based compensation	(926)	(1,820)	(3,004)	(5,705)
Interest expense	(982)	(620)	(2,330)	(1,959)
Interest income	60	50	129	99
Foreign exchange loss	(1,963)	(324)	(2,171)	(635)
Other expense	(17)	(119)	(14)	(354)
Write-off of joint venture loan	—	—	(592)	—
Impairments	—	—	(29,799)	—
Gain (loss) on disposal of assets	7	—	7	(40)
(Loss) income before taxes and loss from equity method investments	(12,315)	1,784	(64,414)	(13,522)
Recovery of (provision for) income taxes	3,183	(1,077)	14,563	2,543
Income (loss) from equity method investments	—	38	(2,667)	(175)
(Loss) income including non-controlling interests	(9,132)	745	(52,518)	(11,154)
Less: net loss attributable to non-controlling interests, net of tax	387	—	701	—
Net (loss) income attributable to Village Farms International, Inc.	$(8,745)	$745	$(51,817)	$(11,154)
Basic (loss) income per share attributable to Village Farms International, Inc. shareholders	$(0.10)	$0.01	$(0.59)	$(0.14)
Diluted (loss) income per share attributable to Village Farms International, Inc. shareholders	$(0.10)	$0.01	$(0.59)	$(0.14)
Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):
Basic	88,684	84,823	88,543	80,671
Diluted	88,684	86,910	88,543	80,671
(Loss) income including non-controlling interests	$(9,132)	$745	$(52,518)	$(11,154)
Less: net loss attributable to non-controlling interests, net of tax	387	—	701	—
Net (loss) income attributable to Village Farms International, Inc.	$(8,745)	$745	$(51,817)	$(11,154)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,780)	(3,869)	(17,911)	208
Comprehensive loss	$(23,525)	$(3,124)	$(69,728)	$(10,946)

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Loss.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2022
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at July 1, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$—	$364,472	$16,119
Proceeds from issuance of common stock	450	824	—	—	—	—	824	—
Share-based compensation	7	—	926	—	—	—	926	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(14,780)	—		(14,780)	—
Net loss	—	—	—	—	(8,745)	—	(8,745)	(387)
Balance at September 30, 2022	89,029	$366,561	$12,389	$(11,215)	$(25,038)	$767	$343,464	$15,732

	Three Months Ended September 30, 2021
	Number of Common Shares (in thousands)	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2021	80,964	$302,497	$6,748	$10,332	$23,959	$343,536
Shares issued in acquisition	4,707	41,752	—	—	—	41,752
Shares issued on exercise of stock options	15	20	(7)	—	—	13
Share re-purchases	(107)	—	(1,020)	—	—	(1,020)
Share-based compensation	127	—	1,820	—	—	1,820
Cumulative translation adjustment	—	—	—	(3,869)	—	(3,869)
Net loss	—	—	—	—	745	745
Balance at September 30, 2021	85,706	$344,269	$7,541	$6,463	$24,704	$382,977

	Nine Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$—	$408,405	$16,433
Proceeds from issuance of common stock	450	824	—	—	—	—	824	—
Shares issued on exercise of stock options	345	176	16	—	—	—	192	—
Share-based compensation	—	—	3,004	—	—	—	3,004	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(17,911)	—	—	(17,911)	—
Net loss	—	—	—	—	(51,817)	—	(51,817)	(701)
Balance at September 30, 2022	89,029	$366,561	$12,389	$(11,215)	$(25,038)	$767	$343,464	$15,732

	Nine Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$205,283
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	127,489
Shares issued in acquisition	4,707	41,752	—	—	—	41,752
Shares issued on exercise of warrants	3,188	29,050	(10,555)	—	—	18,495
Shares issued on exercise of stock options	177	310	(111)	—	—	199
Share re-purchases	(535)	—	(5,000)	—	—	(5,000)
Share-based compensation	370	—	5,705	—	—	5,705
Cumulative translation adjustment	—	—	—	208	—	208
Net loss	—	—	—	—	(11,154)	(11,154)
Balance at September 30, 2021	85,706	$344,269	$7,541	$6,463	$24,704	$382,977

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity and Mezzanine Equity.

Village Farms International, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(51,817)	$(11,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,061	9,364
Amortization of deferred charges	171	234
Share of loss from joint ventures	2,667	175
Net loss attributable to non-controlling interest	(701)	—
Interest expense	2,330	1,959
Interest income	(129)	(99)
Interest paid on long-term debt	(2,989)	(2,926)
Unrealized foreign exchange gain/loss	77	19
Impairments	29,799	—
Write-off of joint venture loan	592	—
(Gain) loss on disposal of assets	(7)	40
Non-cash lease expense	775	(376)
Share-based compensation	3,004	5,705
Deferred income taxes	(19,670)	(3,196)
Changes in non-cash working capital items	11,621	(20,851)
Net cash used in operating activities	(13,216)	(21,106)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(12,869)	(15,131)
Acquisitions, net	(4,693)	(25,944)
Advances to joint ventures	—	(15)
Notes receivable	(1,914)	(1,109)
Net cash used in investing activities	(19,476)	(42,199)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	4,000	4,147
Repayments on borrowings	(6,262)	(7,410)
Proceeds from issuance of common stock and warrants	824	135,000
Issuance costs	—	(7,511)
Proceeds from exercise of stock options	192	199
Proceeds from exercise of warrants	—	18,495
Share repurchases	—	(5,000)
Payments on capital lease obligations	(782)	(537)
Payment of note payable related to acquisition	—	(15,498)
Net cash (used in) provided by financing activities	(2,028)	121,885
Effect of exchange rate changes on cash and cash equivalents	(782)	191
Net (decrease) increase in cash and cash equivalents	(35,502)	58,771
Cash and cash equivalents, beginning of period	58,667	25,679
Cash and cash equivalents, end of period	$23,165	$84,450

Supplemental disclosure of non-cash activities:
Shares issued for acquisition	$—	$41,752

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Cash Flows.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
DESCRIPTION OF BUSINESS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of September 30, 2022 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

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

2.
BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Interim Financial Statements for the three and nine months ended September 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are subject to seasonal variations and accordingly are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4.
INVENTORIES

Inventories consisted of the following as of:

Classification	September 30, 2022	December 31, 2021
Cannabis:
Raw materials	$1,156	$2,071
Work-in-progress	6,761	5,056
Finished goods	45,910	32,161
Packaging	5,395	5,877
Produce and Energy:
Crop inventory	14,075	19,475
Purchased produce inventory	644	2,485
Spare parts inventory and packaging	131	1,552
Inventory	$74,072	$68,677

5.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	September 30, 2022	December 31, 2021
Land	$13,269	$14,095
Leasehold and land improvements	5,191	5,224
Buildings	206,998	184,444
Machinery and equipment	80,871	79,070
Construction in progress	15,408	39,206
Less: Accumulated depreciation	(114,079)	(106,335)
Property, plant and equipment, net	$207,658	$215,704

6.
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

The components of lease related expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease expense (a)	$1,108	$761	$3,332	$2,042

(a) Includes short-term lease costs of $360 and $194 for the three months ended September 30, 2022 and 2021and $512 and $497 for the nine months ended September 30, 2022 and 2021, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating cash flows from operating leases and finance leases	$514	$122	$775	$376
Finance cash flows from finance leases	$—	$227	$782	$537

September 30, 2022
Weighted average remaining lease term:
Operating leases	5.6
Weighted average discount rate:
Operating leases	7.44%

Maturities of lease liabilities are as follows:

Operating leases
Remainder of 2022	$657
2023	2,616
2024	2,126
2025	1,911
2026	2,001
Thereafter	3,475
Undiscounted lease cash flow commitments	12,786
Reconciling impact from discounting	(2,608)
Lease liabilities on consolidated statement of financial position as of September 30, 2022	$10,178

7.
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

The Company finalized the accounting for this business combination on September 30, 2022 which resulted in the Company recognizing goodwill of $24,133 and a customer relationship intangible asset of $14,170, which is amortizable over 10 years. The Company recognized amortization of $1,404 during the three and nine months ended September 30, 2022, of which $351 relates to the three months ended September 30, 2022 and $1,053 relates to prior periods. The Company also recognized a redeemable non-controlling interest classified as temporary mezzanine equity of $16,479. The goodwill and intangible asset have been allocated to the Canadian Cannabis reporting segment.

Consideration paid	Shares	Share Price	Amount
Cash			$15,859
Village Farms common shares issued	2,411,280	$9.04	21,798
Working capital adjustment			1,055
Total fair value of consideration			$38,712

November 15, 2021
ASSETS
Cash and cash equivalents	$1,118
Trade and other receivables, net	1,595
Inventories	3,586
Prepaid expenses and deposits	498
Property, plant and equipment	16,423
Goodwill	24,133
Intangible assets	14,170
Total assets	61,523
LIABILITIES
Trade payables	774
Accrued liabilities	1,803
Deferred tax liability	3,755
Total liabilities	6,332
Mezzanine equity	16,479
Total liabilities and mezzanine equity	22,811
Net assets acquired	$38,712

8.
ASSET ACQUISITION

Leli Holland B.V. (“Leli”)

In September 2021, the Company entered into an option agreement whereby the Company received the irrevocable right to acquire an 80% ownership interest (the “Option Agreement”) in Netherlands-based Leli Holland B.V. (“Leli”) upon payment of EUR50,000 (the “Option”). The Option Agreement allowed for the Company to acquire 80% of Leli’s shares for EUR3,950,000, of which EUR950,000 was due and payable to Leli’s shareholders upon the exercise of the Option and the remainder due in three

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

equal installments subject to the achievement of certain project development milestones. The option was exercisable at the sole discretion of the Company.

On July 7, 2022, Leli received a license to cultivate cannabis legally in the Netherlands under the Dutch Closed Supply Chain Experiment program ("the Program"). On July 19, 2022 the Company exercised the Option to purchase 80% of Leli, plus an additional 5% interest, for total cash consideration of $4,693.

The acquisition has been accounted for as an asset acquisition and the full consideration paid has been allocated to the license and accounted for as an intangible asset that will be amortized over a period of 5 years which is consistent with the term of the program. There were no other assets or liabilities acquired in the acquisition.

9.
INVESTMENTS

Village Fields Hemp USA LLC

The Company’s equity losses from VF Hemp for the three months ended September 30, 2022 and 2021 were $- and $38, respectively, and for the nine months ended September 30, 2022 and 2021 were $2,667 and $175, respectively. Included in the losses for the nine months ended September 30, 2022, is a loss of $2,284 which represents the Company’s share of losses from the impairment of inventory at VF Hemp. In conjunction with the inventory write-off, the Company also wrote-off the remaining balance of its loan to VF Hemp in the amount of $592, which has been recorded as a loss on joint venture loan in the condensed consolidated interim statement of loss and comprehensive loss for the nine months ended September 30, 2022.

10.
GOODWILL AND INTANGIBLE ASSETS

During the second quarter of 2022, the Company recognized macroeconomic challenges in the U.S. CBD market, including a decrease in market capitalization of CBD companies and transaction multiplies. Based on those qualitative factors, the Company concluded that its U.S. Cannabis segment more likely than not was impaired and tested that segment’s assets, including goodwill and intangible assets for impairment.

The U.S. Cannabis segment’s net working capital assets are readily monetized and therefore book value is deemed to represent its fair value. Its ROU asset and associated liability are primarily based on the lease arrangement and the incremental borrowing rate and deemed to represent fair value. Brand was tested using a relief from royalty method, using a pre-tax royalty rate of 4% and brand maintenance of 2.45%. In assessing goodwill, the Company used a market-based approach using a multiple of 1.6x revenue.

The tests resulted in the Company recognizing impairment charges to goodwill of ($25,169) and its brand intangible asset of ($4,630).

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2022:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2021	$57,525	$60,008	$117,533
Purchase price adjustment	3,175	—	$3,175
Reclass to intangible assets	(14,170)	—	(14,170)
Foreign currency translation adjustment	(1,926)	—	(1,926)
Impairments	—	(25,169)	(25,169)
Balance as of September 30, 2022	$44,604	$34,839	$79,443

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Intangible Assets

Intangibles consisted of the following as of:

Classification	September 30, 2022	December 31, 2021
Licenses	$16,762	$12,835
Brand and trademarks*	12,670	12,951
Customer relationships	13,107	—
Computer software	1,942	2,014
Other*	144	144
Less: Accumulated amortization	(3,593)	(1,550)
Less: Impairments	(4,630)	—
Intangibles, net	$36,402	$26,394

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of September 30, 2022 was as follows:

Fiscal period
Remainder of 2022	$603
2023	2,052
2024	1,918
2025	1,831
2026	1,740
Thereafter	15,444
Intangibles, net	$23,588

11.
LONG-TERM DEBT AND REVOLVING CREDIT ARRANGEMENT

	September 30, 2022	December 31, 2021
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 3.746%; matures April 1, 2025	$25,258	$26,723
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	—	491
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 4.2%; matures February, 2024	9,825	11,870
Term loan - Pure Sunfarms - CA$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 4.2%; matures February 2024	15,010	17,806
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,207	4,946
Total	$54,300	$61,836

The Company’s line of credit (“Operating Loan”) had $4,000 amount drawn on the facility as of September 30, 2022, while there was no amount drawn as of December 31, 2021.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of September 30, 2022 and December 31, 2021 was $214,053 and $233,187, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The carrying value of the assets pledged as collateral for the Operating Loan as of September 30, 2022 and December 31, 2021 was $35,421 and $34,741, respectively.

On March 2, 2022, the Company repaid the outstanding balance on the VFCE Term Loan and related advance balance on term loan.

The Pure Sunfarms line of credit had $3,650 and $7,760 outstanding as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C5,145.

The Company was in compliance with all of its credit facility covenants as of September 30, 2022.

The weighted average annual interest rate on short-term borrowings as of September 30, 2022 and December 31, 2021 was 7.95% and 5.15%, respectively.

Accrued interest payable on the Credit Facilities and loans as of September 30, 2022 and December 31, 2021 was $326 and $304, respectively, and these amounts are included in accrued liabilities in the Condensed Interim Statements of Financial Position. The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. As of September 30, 2022 the Company was in compliance with the financial covenants.

The aggregate annual maturities of long-term debt for the remainder of 2022 and thereafter are as follows:

Remainder of 2022	$1,782
2023	7,012
2024	24,299
2025	22,729
2026	609
Thereafter	2,621
Total	$59,052

12.
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

13.
RELATED PARTY TRANSACTIONS AND BALANCES

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest will accrue at a rate of 12% per annum, calculated monthly. Unless earlier repaid, or converted into ordinary shares of Altum, the principal and accrued interest of the Note will be due and payable on August 10, 2023. As of September 30, 2022, the balance of the Note including accrued interest was $721.

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. As of September 30, 2022 and December 31, 2021, the Grid Loan balance was $- and $3,256, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $85 and $96 in salary and benefits during the nine months ended September 30, 2022 and 2021, respectively.

14.
INCOME TAXES

A provision for income taxes is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full financial year. The estimated average annual rate used for the nine months ended September 30, 2022 and September 30, 2021 was 26% and 24%, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

For the three months ended September 30, 2022 and 2021, there was a recovery of income taxes of $3,183 and provision for income taxes of $(1,077), respectively. There was a recovery of income taxes of $14,563 and 2,543 for the nine months ended September 30, 2022 and 2021, respectively.

15.
SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of September 30, 2022 the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales
Produce	$35,527	$41,035	$124,052	$121,441
Cannabis - Canada	30,394	27,393	81,956	69,614
Cannabis - United States	5,135	3,838	17,971	3,838
Energy	—	176	136	319
	$71,056	$72,442	$224,115	$195,212
Gross margin
Produce	$(3,303)	$2,052	$(16,560)	$(1,045)
Cannabis - Canada	8,198	13,149	29,216	25,181
Cannabis - United States	3,523	2,607	12,072	2,607
Energy	(44)	(59)	(127)	(1,422)
	$8,374	$17,749	$24,601	$25,321

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

16.
LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(8,745)	$745	$(51,817)	$(11,154)
Denominator:
Weighted average number of common shares - basic	88,684	84,823	88,543	80,671
Effect of dilutive securities- share-based employee options and awards	—	2,087	—	—
Weighted average number of common shares - diluted	88,684	86,910	88,543	80,671
Antidilutive options and awards	3,627	999	3,592	389
Net (loss) income per ordinary share:
Basic	$(0.10)	$0.01	$(0.59)	$(0.14)
Diluted	$(0.10)	$0.01	$(0.59)	$(0.14)

17.
SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three and nine months ended September 30, 2022 was $926 and $3,004, respectively, and $1,820 and $5,705 for the three and nine months ended September 30, 2021, respectively.

Stock option activity for the nine months ended September 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,622,558	$6.12	6.90	$6,510
Granted	224,500	$5.12	9.39	$2
Exercised	(180,000)	$1.30	0.55	$772
Forfeited	(40,000)	$8.00
Outstanding at September 30, 2022	3,627,058	$6.28	6.62	$561
Exercisable at September 30, 2022	2,042,663	$5.51	5.29	$561

Performance-based shares activity for the nine months ended September 30, 2022 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	230,000	$6.66
Exercised	(165,000)	$6.01
Outstanding at September 30, 2022	65,000	$8.31
Exercisable at September 30, 2022	35,000	$8.31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements, particularly in light of the ongoing COVID-19 pandemic. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A in the Quarterly Report on Form 10-Q ended March 31, 2022 and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada LP, Village Farms LP, Pure Sunfarms Corp (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. ("Rose LifeScience” or “Rose”) and VF Clean Energy, Inc. (“VFCE”). Village Farms acquired 70% ownership of privately-held, Quebec-based Rose LifeScience on November 15, 2021 and acquired a 100% interest in privately held Colorado-based Balanced Health on August 16, 2021.

The Company’s overall strategy is to be recognized as an international leader in consumer products from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce (primarily tomatoes) across other plant-based opportunities. In Canada, we converted two produce facilities to grow cannabis for the Canadian adult use market. Our focus for our Canadian Cannabis segment is to produce the highest quality cannabis, leveraging our low-cost production to provide products that address the largest consumer segments in the market. This market position, together with our cultivation expertise, has enabled us to evolve into one of the few consistently profitable Canadian licensed producers (“LPs”).

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

Within the U.S., we acquired Balanced Health, an industry-leading cannabinoid business which extends our portfolio into cannabidiol (“CBD”) consumer products. We also operate a large, well-established produce business under the Village Farms Fresh (“VF Fresh”) brand which sells into food and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, predominantly in Mexico. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market when legally permitted to do so.

Our Operating Segments

Canadian Cannabis Segment

Village Farms’ Canadian Cannabis segment includes Pure Sunfarms and Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the high growth cannabis opportunity in Canada with commercial distribution in ten Canadian provinces and territories that represent 98% of total Canadian legal recreational cannabis sales. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

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

The Company entered the U.S. hemp business in the spring of 2019 after the passing of the 2018 Farm Bill. We established a joint venture with a 65% interest in VF Hemp for multi-state outdoor hemp cultivation and cannabidiol extraction. During the second quarter of 2022, VF Hemp wrote off the remaining hemp inventory and subsequently, the Company wrote off the remaining balance of its loan to VF Hemp. Currently, VF Hemp is not cultivating hemp as we await U.S. Food and Drug Administration ("FDA") clarity on the use of CBD.

VF Fresh (Produce)

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

Clean Energy Segment

Through our subsidiary VF Clean Energy, Inc., we owned and operated a power plant from landfill gas that generated electricity and provided thermal heat, in colder months, to one of the Company’s adjacent Delta, B.C. greenhouse facilities and sold electricity to the British Columbia Hydro and Power Authority. As of April 30, 2022, VFCE has shut down its power plant in preparation for the transition to a Renewable Natural Gas (“RNG”) operation in conjunction with Mas Energy, LLC (“the Delta RNG Project), which we believe will enhance our financial return, as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.

The Delta RNG Project consists of a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility, which was entered into in November 2020 by VFCE. Mas Energy designed the Delta RNG Project and is in process of building the facility. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site securing future resources for the Delta RNG Project. The 20-year extension, with an option for an additional five-year extension period, commences upon the start-up of the commercial operations of the Delta RNG Project. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenues in the form of a royalty. For additional detail, see “Recent Developments and Updates – Delta RNG Project” below.

Impact of Inflation and the Russia/Ukraine Conflict

Our business has been affected, and we expect will continue to be affected for the foreseeable future, by rising inflation and supply chain issues arising from COVID-19, and indirectly, the Russia/Ukraine conflict which may negatively affect our operating results. Inflation has affected and continues to affect, amongst other items, supply chain and labor costs as well as purchasing decisions of consumers which may impact demand for our products. See Part II, Item 1A, “Risk Factors”, in the Quarterly Report ended March 31, 2022.

Our Response to the Ongoing Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus continues to spread. In response to the COVID-19 pandemic, the Company implemented safety protocols and procedures to protect its employees, its subcontractors, and its customers. These protocols take into consideration guidance from state and local government agencies as well as the Centers for Disease Control and Prevention and other public health authorities.

As of November 9, 2022, all of the Company’s operations are operating normally, however, the extent to which COVID-19 affects the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Recent Developments and Updates

Leli Holland B.V. Update

On July 7, 2022, Netherlands-based Leli Holland B.V. (“Leli”) was awarded the tenth and final cultivation license for the Closed Cannabis Supply Chain Experiment (“Dutch Supply Chain Experiment”). On July 19, 2022, Village Farms acquired 85% of Leli under its previously announced purchase option agreement for $4,568 (EUR4,250), which was paid for as described below. As a result of the option exercise, Village Farms now owns one of the ten licenses in the Dutch Supply Chain Experiment. Since the Company exercised the option, the Company will be the majority owner of Leli and as such, Village Farms is responsible for the development of the project and product commercialization throughout the fully vertically integrated business model.

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

Leli is one of ten applicants selected to receive a license to legally cultivate and distribute cannabis to retailers when the Dutch government implements its Dutch Supply Chain Experiment. The Dutch Supply Chain Experiment is currently in its preparatory phase of the program which began in July 2020. The Dutch Supply Chain Experiment is specified by the Dutch government to be approximately 65,000 kilograms of dried flower annually from the ten approved producers during the first year. Leli plans to construct two indoor CEA production facilities, leveraging Leli’s track record managing complex regulatory and approval procedures in the Netherlands at both the federal and local levels and Village Farms’ three-plus decades as a vertically integrated CEA grower, as well as its extensive experience in cultivation, product development and commercialization in the Canadian legal recreational cannabis market. The actual experiment is anticipated to begin by 2024, however, the Dutch Supply Chain Experiment continues to experience delays as the program moves from the preparatory phase to the transitioning phase whereby participating coffeeshops will begin selling both regulated and tolerated cannabis.

Canadian Cannabis Recent Developments and Updates

Canadian Cannabis recent developments and updates include the following:

•
Canadian Cannabis launched The Original Fraser Valley Weed Co. in British Columbia and Alberta provinces and extended the Pure Sunfarms brand into the provinces and territories of Yukon, Northwest Territories, New Brunswick, Newfoundland and Labrador while Rose LifeScience launched certain brands in the provinces and territories of Yukon, Northwest Territories and New Brunswick.
•
Canadian Cannabis market share grew steadily during the quarter and continued in October, marking four straight months of gains. Third party sources (amalgamated to cover all provinces) indicate that Village Farms entities ranked as the # 3 licensed producer in Canada and the Pure Sunfarms brand remained the #1 flower brand, with market share growing in all provinces.
•
Pure Sunfarms placed number 17 of 430 companies, and was ranked as the fastest growing cannabis company, by The Globe & Mail Report on Business’ 2022 ranking of Canada’s Top Growing Companies.

U.S. Cannabis Recent Developments and Updates

U.S. Cannabis recent developments and updates include the following:

•
Balanced Health launched its second product in the Synergy+ line. Deep Sleep Synergy+ is designed to help customers fall asleep, and stay asleep, using plant-based ingredients to promote a refreshing slumber.

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

OBCA Continuance

On November 9, 2022, we completed the continuance of the Company from the Canada Business Corporations Act ("CBCA") into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”). For a comparison of the material differences between the OBCA and CBCA, see “Item No. 5—Continuance of the Company under the Business Corporations Act (Ontario)” in our Definitive Proxy Statement on Schedule 14A for our 2022 Annual and Special Meeting of Shareholders. We have filed copies of our OBCA articles and bylaws as exhibits to this Quarterly Report on Form 10-Q.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and nine months ended September 30, 2022 and September 30, 2021 presented below reflect the operations of our consolidated wholly-owned subsidiaries, which does not include our VFH joint venture. The income (loss) from our equity method investment is reflected in our net income for the three and nine months ended September 30, 2022 and 2021 presented below. Village Farms acquired 100% of Balanced Health on August 16, 2021 and their operating results are consolidated in our Consolidated Statements of Loss for the three and nine months ended September 30, 2022 as well as for August 16, 2021 through September 30, 2021 for the three and nine months ended September 30, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for the three and nine months ended September 30, 2022.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021 (1)	2022 (1)	2021 (1)
Sales	$71,056	$72,442	$224,115	$195,212
Cost of sales	(62,682)	(54,693)	(199,514)	(169,891)
Gross margin	8,374	17,749	24,601	25,321
Selling, general and administrative expenses	(16,868)	(13,132)	(51,241)	(30,249)
Share-based compensation	(926)	(1,820)	(3,004)	(5,705)
Interest expense	(982)	(620)	(2,330)	(1,959)
Interest income	60	50	129	99
Foreign exchange loss	(1,963)	(324)	(2,171)	(635)
Other expense, net	(17)	(119)	(14)	(354)
Impairments (2)	—	—	(29,799)	—
Write-off of joint venture loan	—	—	(592)	—
Gain (loss) on disposal of assets	7	—	7	(40)
Recovery of (provision for) income taxes	3,183	(1,077)	14,563	2,543
(Loss) income from consolidated entities	(9,132)	707	(49,851)	(10,979)
Less: net loss attributable to non-controlling interests, net of tax	387	—	701	—
Income (loss) from equity method investments	—	38	(2,667)	(175)
Net (loss) income attributable to Village Farms International Inc.	$(8,745)	$745	$(51,817)	$(11,154)
Adjusted EBITDA (3)	$(2,233)	$6,933	$(18,358)	$9,183
Basic (loss) income per share	$(0.10)	$0.01	$(0.59)	$(0.14)
Diluted (loss) income per share	$(0.10)	$0.01	$(0.59)	$(0.14)

(1)
For the three and nine months ended September 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the three and nine months ended September 30, 2021, Balanced Health’s post-acquisition financial results for August 16, 2021 through September 30, 2021 are fully consolidated in the financial results of the Company.
(2)
Consists of impairments to goodwill of ($25,169) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued lack of clarity with respect to federal regulation of CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.
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

We caution that our results of operations for the three and nine months ended September 30, 2022 and 2021 may not be indicative of our future performance, particularly in light of the ongoing COVID-19 pandemic. We are currently unable to assess the ultimate impact of the COVID-19 pandemic on our business and our results of operations for future periods.

Discussion of Financial Results

A discussion of our consolidated results for the three and nine months ended September 30, 2022 and September 30, 2021 is included below. The consolidated results include all four of our operating segments, VF Fresh (Produce), Canadian Cannabis, U.S. Cannabis and Clean Energy, along with all public company expenses. Village Farms acquired 100% of Balanced Health on August 16, 2021 and their operating results are consolidated in our Consolidated Statements of Loss for the three and nine months ended September 30, 2022 as well as for August 16, 2021 through September 30, 2021 for the three and nine months ended September 30, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and their operating results are consolidated in our Consolidated Statements of Loss and the minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax for the three and nine months ended September 30, 2022. For a discussion of our segmented results, please see “Segmented Results of Operations” below. The financial results of our Canadian subsidiaries have been impacted by the strengthening of the U.S. dollar versus the Canadian dollar in 2022 as compared to 2021 which negatively impacts the results of Canadian Cannabis and Village Farms Canada LP when translated to U.S. currency.

CONSOLIDATED RESULTS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales

Sales for the three months ended September 30, 2022 were $71,056 as compared to $72,442 for the three months ended September 30, 2021. The decrease in sales of ($1,386) or (2%) was attributable to a decrease from VF Fresh, driven by the factors discussed below in "Produce Segment Results - VF Fresh", and was partially offset by the inclusion of Rose LifeScience and Balanced Health's full quarterly sales in our 2022 results as well as revenue growth in both of our cannabis operating segments. VF Fresh’s sales decreased ($5,508), Canadian Cannabis increased $3,001, U.S. Cannabis increased $1,297 and Clean Energy decreased ($176) for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to Canadian Cannabis net sales was ($1,023) utilizing the currency conversion rates for the three months ended September 30, 2022 as compared to the currency conversion rates for the three months ended September 30, 2021.

Cost of Sales

Cost of sales for the three months ended September 30, 2022 were $62,682 as compared to $54,693 for the three months ended September 30, 2021. The increase in cost of sales of ($7,989) or (15%) was attributable to the inclusion of Rose LifeScience and Balanced Health's full quarterly cost of sales in our 2022 results as well as revenue growth in our cannabis operating segments along with inflationary effects on supply chain costs, labor and freight expenses. For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, the cost of sales for VF Fresh decreased $152, Canadian Cannabis increased ($7,951) and U.S. Cannabis increased ($381). For Canadian Cannabis, the cost of sales for the three months ended September 30, 2022 includes a ($1,404) catch-up of intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting from its acquisition date of November 15, 2021, of which $351 relates to Q3 2022 and $1,053 relates to prior periods. See Part 1, Item 1, Note 7 "Business Combinations" for additional details. For the Clean Energy segment, cost of sales decreased $191 as Clean Energy shut down its power plant on April 30, 2022 in preparation for the transition to renewable natural gas operations.

Gross Margin

Gross margin for the three months ended September 30, 2022 decreased ($9,375) to $8,374, or a 12% gross margin, in comparison to $17,749, or a 25% gross margin, for the three months ended September 30, 2021. The negative variance between periods is primarily attributable to a lower gross margin from VF Fresh of ($5,356) and Canadian Cannabis of ($4,950), partially offset by higher gross margin from U.S. Cannabis of $916. See "Segmented Results of Operations" below for more information. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to Canadian Cannabis gross margin was ($327) utilizing the currency conversion rates for the three months ended September 30, 2022 as compared to the currency conversion rates for the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $3,736 to $16,868 or 24% of sales compared to $13,132 or 18% of sales for the three months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to the acquisition of Balanced Health and Rose LifeScience and the inclusion of their respective expenses for the three months ended September 30, 2022. Corporate expenses decreased ($599) due primarily to incremental Q3 2021 legal and closing fees associated with the Balanced Health acquisition, partially offset by an increase in Q3 2022 audit, regulatory and compliance fees.

Share-Based Compensation

Share-based compensation expenses for the three months ended September 30, 2022 were $926 as compared to $1,820 for the three months ended September 30, 2021. The decrease in share-based compensation was primarily due to the vesting of performance shares earned by key corporate and operations employees in Q3 2021 as compared to Q3 2022.

Net (Loss) Income Attributable to Village Farms International Inc.

Net loss for the three months ended September 30, 2022 was ($8,745) as compared to net income of $745 for the three months ended September 30, 2021. The decrease in net income was primarily due to reduced operating performance from VF Fresh and Canadian Cannabis, partially offset by higher operating profit from U.S. Cannabis for the three months ended September 30, 2022 as compared to September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2022 was ($2,233) compared to $6,933 for the three months ended September 30, 2021. The decrease in adjusted EBITDA was primarily due to lower operating results of VF Fresh and Canadian Cannabis. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Sales

Sales for the nine months ended September 30, 2022 were $224,115 as compared to $195,212 for the nine months ended September 30, 2021. The increase in sales of $28,903 or 15% was attributable to the inclusion of Rose LifeScience and Balanced Health for the full nine-month period in 2022 compared to the same comparable period in 2021, as well as revenue growth in our key operating segments: VF Fresh, Canadian Cannabis and U.S. Cannabis. VF Fresh’s sales increased $2,611, Canadian Cannabis increased $12,342 and U.S. Cannabis increased $14,133 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to Canadian Cannabis net sales was ($2,093) utilizing the currency conversion rates for the nine months ended September 30, 2022 as compared to the currency conversion rates for the nine months ended September 30, 2021.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022 were $199,514 as compared to $169,891 for the nine months ended September 30, 2021. The increase in cost of sales of ($29,623) or (17%) was due to the inclusion of Rose LifeScience and Balanced Health for the full nine-month period in 2022 compared to the same comparable period in 2021, as well as revenue growth in our key operating segments along with inflationary effects on supply chain costs, labor and freight expenses. The cost of sales increase was attributable to increases in VF Fresh of ($18,127), Canadian Cannabis of ($8,306) and higher U.S. Cannabis costs of ($4,668), partially offset by lower Clean Energy costs of $1,478. The 2022 Canadian Cannabis cost of sales includes a $3,536 positive adjustment and the ($1,404) cost of sales due to the catch-up of Rose intangible amortization, and the 2021 Canadian Cannabis cost of sales includes a ($1,841) charge from the revaluation of Pure Sunfarms inventory to fair value at acquisition date and our 2021 produce costs include incremental utility charges of ($1,400) associated with the Texas freeze of February 2021. The decrease in Clean Energy costs were driven by higher depreciation charges in 2021 as the depreciable life of VFCE assets have been accelerated due to the upcoming transition of operations to the Delta RNG Project expected to become operational in mid-2023.

Gross Margin

Gross margin for the nine months ended September 30, 2022 decreased ($720) to $24,601, or an 11% gross margin, in comparison to $25,321, or a 13% gross margin, for the nine months ended September 30, 2021. Excluding the $3,536 positive adjustment from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and ($1,404) catch-up of Rose intangible amortization, gross margin for the nine months ended September 30, 2022 was $22,469, or 10% gross margin. Excluding the ($1,841) charge from the revaluation of Pure Sunfarms’ inventory to fair value at acquisition date and ($1,400) from the incremental Texas freeze utility expenses, gross margin for the nine months ended September 30, 2021 was $28,562, or a 15% gross margin. The year-over-year decrease in gross margin of ($720) was primarily due to lower VF Fresh gross margin of ($15,516), which was driven by the factors described above for the quarter, partially offset by increases in gross margin for Canadian Cannabis of $4,036, U.S. Cannabis of $9,465 and Clean Energy of $1,295. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to Canadian

Cannabis gross margin was ($727) utilizing the currency conversion rates for the nine months ended September 30, 2022 as compared to the currency conversion rates for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $20,992 to $51,241 or 23% of sales compared to $30,249 or 15% of sales for the nine months ended September 30, 2021. The increase in year-over-year expenses was driven by an increase of $10,150 from U.S. Cannabis due to the inclusion of U.S. Cannabis expenses for the entire nine-month period in 2022, versus only a portion of the same period in 2021, as Balanced Health was acquired on August 16, 2021 and higher Canadian Cannabis expenses of $9,244 due to the acquisition of Rose along with higher planned incremental investment in headcount, marketing, regulatory fees and IT services to support the growth of the Canadian Cannabis business. In addition, the year-over-year selling, general and administrative expenses of VF Fresh increased $989 primarily due to higher legal and audit fees and Corporate expenses increased $699 due to 2022 costs associated with the start-up of Leli and our development team and an increase in compensation, audit, regulatory and compliance fees, partially offset by lower legal and closing expenses incurred in 2021 associated with the acquisition of Balanced Health.

Share-Based Compensation

Share-based compensation expenses for the nine months ended September 30, 2022 were $3,004 as compared to $5,705 for the nine months ended September 30, 2021. The decrease in share-based compensation was primarily due to the vesting of performance shares earned by key operations employees in Q1 2021 and no performance shares earned in 2022.

Write-off of Joint Venture Loan

The write-off of joint venture loan for the nine months ended September 30, 2022 of ($592) was due to the write down of VF Hemp inventory during the second quarter which subsequently led to the Company writing off its remaining loan balance to VF Hemp.

Impairments

The impairments on our goodwill and intangible assets for the nine months ended September 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,169) and intangible assets of ($4,630) were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions. Subsequent to June 30, 2022, the Company has not identified any additional impairment triggers. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the nine months ended September 30, 2022 of ($2,667) was due to losses from VF Hemp and consisted primarily of the write down of VF Hemp inventory during the second quarter. VF Hemp is not currently cultivating hemp as we await FDA clarity on the use of CBD.

Net Loss Attributable to Village Farms International Inc.

Net loss for the nine months ended September 30, 2022 was ($51,817) as compared to ($11,154) for the nine months ended September 30, 2021. The increase in net loss for the nine months ended September 30, 2022 as compared to September 30, 2021 was primarily due to U.S. Cannabis impairments on goodwill and intangible assets, lower operating profit of the produce and Canadian Cannabis operations and the loss from VF Hemp.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2022 was ($18,358) compared to $9,183 for the nine months ended September 30, 2021. The decrease in adjusted EBITDA was primarily due to lower operating results from our produce business, the loss incurred by VF Hemp and a lower contribution of Adjusted EBITDA from Canadian Cannabis due to higher selling, general and administrative fees as a percentage of net sales along with the effect of the purchase price inventory adjustments on the calculation of Adjusted EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Three Months Ended September 30, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$35,527	$30,394	$5,135	$—	$—	$71,056
Cost of sales	(38,830)	(22,196)	(1,612)	(44)	—	(62,682)
Selling, general and administrative expenses	(2,777)	(7,574)	(3,655)	(14)	(2,848)	(16,868)
Share-based compensation	—	(311)	(65)	—	(550)	(926)
Other expense, net	(344)	(513)	(142)	—	(1,896)	(2,895)
Recovery of (provision for) income taxes	1,780	(38)	—	—	1,441	3,183
Loss from consolidated entities	(4,644)	(238)	(339)	(58)	(3,853)	(9,132)
Less: net loss attributable to non-controlling interests, net of tax	—	387	—	—	—	387
Net (loss) income	(4,644)	149	(339)	(58)	(3,853)	(8,745)
Adjusted EBITDA (3)	$(4,879)	$5,417	$10	$(58)	$(2,723)	$(2,233)
Basic (loss) income per share	$(0.05)	$0.00	$(0.00)	$(0.00)	$(0.04)	$(0.10)
Diluted (loss) income per share	$(0.05)	$0.00	$(0.00)	$(0.00)	$(0.04)	$(0.10)

	For the Three Months Ended September 30, 2021
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$41,152	$27,393	$3,838	$59	$—	$72,442
Cost of sales	(39,099)	(14,244)	(1,231)	(119)	—	(54,693)
Selling, general and administrative expenses	(2,239)	(5,324)	(2,063)	(59)	(3,447)	(13,132)
Share-based compensation	—	(186)	(63)	—	(1,571)	(1,820)
Other income (expense), net	(798)	112	(181)	(8)	(133)	(1,008)
Recovery of (provision for) income taxes	(497)	(2,024)	—	—	1,444	(1,077)
(Loss) income from consolidated entities	(1,481)	5,727	300	(127)	(3,707)	712
Income from equity method investments	—	—	33	—	—	33
Net (loss) income	(1,481)	5,727	333	(127)	(3,707)	745
Adjusted EBITDA (3)	1,334	8,775	659	(118)	(3,717)	$6,933
Basic (loss) income per share	$(0.03)	$0.07	$0.00	$(0.00)	$(0.03)	$0.01
Diluted (loss) income per share	$(0.03)	$0.07	$0.00	$(0.00)	$(0.03)	$0.01

	For the Nine Months Ended September 30, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$124,052	$81,956	$17,971	$136	$—	$224,115
Cost of sales	(140,612)	(52,740)	(5,899)	(263)	—	(199,514)
Selling, general and administrative expenses	(8,725)	(22,904)	(12,213)	(53)	(7,346)	(51,241)
Share-based compensation	—	(897)	(267)	—	(1,840)	(3,004)
Other expense, net	(776)	(1,490)	(154)	(6)	(1,953)	(4,379)
Write-off of joint venture loan	—	—	(592)	—	—	(592)
Impairments (2)	—	—	(29,799)	—	—	(29,799)
Recovery of (provision for) income taxes	6,322	(1,668)	7,025	—	2,884	14,563
(Loss) income from consolidated entities	(19,739)	2,257	(23,928)	(186)	(8,255)	(49,851)
Less: net loss attributable to non-controlling interests, net of tax	—	701	—	—	—	701
Loss from equity method investments	—	—	(2,667)	—	—	(2,667)
Net (loss) income	(19,739)	2,958	(26,595)	(186)	(8,255)	(51,817)
Adjusted EBITDA (3)	$(21,362)	$10,558	$(43)	$(180)	$(7,331)	$(18,358)
Basic (loss) income per share	$(0.22)	$0.03	$(0.29)	$(0.00)	$(0.10)	$(0.59)
Diluted (loss) income per share	$(0.22)	$0.03	$(0.29)	$(0.00)	$(0.10)	$(0.59)

	For the Nine Months Ended September 30, 2021
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$121,558	$69,614	$3,838	$202	$—	$195,212
Cost of sales	(122,486)	(44,433)	(1,231)	(1,741)	—	(169,891)
Selling, general and administrative expenses	(7,736)	(13,660)	(2,063)	(143)	(6,647)	(30,249)
Share-based compensation	—	(1,471)	(63)	—	(4,171)	(5,705)
Other expense, net	(798)	(1,282)	(181)	(29)	(599)	(2,889)
Recovery of (provision for) income taxes	2,875	(2,654)	—	—	2,322	2,543
(Loss) income from consolidated entities	(6,587)	6,114	300	(1,711)	(9,095)	(10,979)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	—	—	—	—	—
Loss from equity method investments	—	—	(175)	—	—	(175)
Net (loss) income	(6,587)	6,114	125	(1,711)	(9,095)	(11,154)
Adjusted EBITDA (3)	(3,138)	18,977	532	(269)	(6,919)	$9,183
Basic (loss) income per share	$(0.08)	$0.08	$0.00	$(0.02)	$(0.12)	$(0.14)
Diluted (loss) income per share	$(0.08)	$0.08	$0.00	$(0.02)	$(0.12)	$(0.14)
(1)
For the three and nine months ended September 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the three and nine months ended September 30, 2021, Balanced Health’s post-acquisition financial results for August 16, 2021 through September 30, 2021 are fully consolidated in the financial results of the Company.
(2)
Consists of impairments to goodwill of ($25,169) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued lack of clarity with respect to federal regulation of CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.
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

CANNABIS SEGMENT RESULTS - CANADA

The Canadian Cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three and nine months ended September 30, 2022 and the results of Pure Sunfarms for the three and nine months ended September 30, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and as such the operating results of Rose LifeScience from January 1, 2022 to September 30, 2022 are consolidated in our results for the three and nine months ended September 30, 2022 with the minority interest presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax. The financial results of our Canadian subsidiaries have been impacted by the strengthening of the U.S. dollar versus the Canadian dollar in 2022 as compared to 2021 which negatively impacts the results of the Canadian Cannabis segment when translated to U.S. currency.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales

Canadian Cannabis net sales for the three months ended September 30, 2022 were $30,394 as compared to $27,393 for the three months ended September 30, 2021. The period-over-period net sales increase of $3,001 or 11% includes net sales from Rose in Q3 2022. The increase between comparable quarters was driven by a 46% increase in branded sales partially offset by a (50%) decrease in non-branded sales. Rose also contributed $707 in commission revenue that is included in net sales. The 46% increase in branded sales was attained through the addition of Rose branded sales in Q3 2022 and increased sales in Ontario and Alberta as well as expansion into the provinces and territories of New Brunswick, Yukon and Newfoundland and Labrador. Canadian Cannabis revenue growth was primarily in the large format-single, pre-rolls and milled flower offset by a decrease in cannabis derivative products for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The (50%) decrease in non-branded sales was primarily due to an oversupplied LP market, particularly for lower specification biomass. For the three months ended September 30, 2022, 81% of revenue was generated from branded flower, inclusive of pre-rolls, 4% of revenue from cannabis derivative products and 15% from non-branded sales as compared to 59% of revenue from branded flower, inclusive of pre-rolls, 7% from cannabis derivative products and 34% from non-branded sales for the three months ended September 30, 2021. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to net sales was ($1,023) utilizing the currency conversion rates for the three months ended September 30, 2022 as compared to the currency conversion rates for the three months ended September 30, 2021.

Cost of Sales

Canadian Cannabis cost of sales for the three months ended September 30, 2022 were $22,196 as compared to $14,244 for the three months ended September 30, 2021. The period-over-period cost of sales increase of ($7,952) or (56%) includes Q3 2022 cost of sales from Rose and was primarily due to increases in Canadian Cannabis kilograms produced, packaged and sold of branded products in Q3 2022 as compared to Q3 2021. In addition, the Q3 2022 Canadian Cannabis cost of sales includes a charge of ($279) and the Q3 2021 Canadian Cannabis cost of sales includes a $1,217 reduction from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020. For Canadian Cannabis, the cost of sales for the three months ended September 30, 2022 includes a ($1,404) catch-up of intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting from its acquisition date of November 15, 2021, of which $351 relates to Q3 2022 and $1,053 relates to prior periods. See Part 1, Item 1, Note 7 "Business Combinations" for additional details.

Gross Margin

Canadian Cannabis gross margin for the three months ended September 30, 2022 decreased ($4,951) to $8,198, or a 27% gross margin, in comparison to $13,149, or a 48% gross margin, for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 decreased ($2,051) to $9,881, or a 33% gross margin (excluding the purchase price inventory charge of $279 and $1,404 cost of sales for the catch-up of Rose intangible amortization) in comparison to $11,932, or a 44% gross margin (excluding the purchase price inventory adjustment positive adjustment of $1,217), for the three months ended September 30, 2021. The decrease in gross margin of ($4,950) between comparable periods was due to the greater percentage of branded sales which carry increased costs due to additional processing and packaging along with price compression experienced across various provincial markets in Q3 2022 as compared to Q3 2021. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to gross margin was ($327) utilizing the currency conversion rates for the three months ended September 30, 2022 as compared to the currency conversion rates for the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended September 30, 2022 increased $2,250 to $7,574 or 25% of sales compared to $5,324 or 19% of sales for the three months ended September 30, 2021. The increase in selling, general and administrative expenses in Q3 2022 was due to the inclusion of Rose expenses and planned incremental investment in sales support and marketing campaigns for the higher volume of sales along with additional headcount, IT services, regulatory and compliance fees to support the growth of the Canadian Cannabis segment.

Share-Based Compensation

Canadian Cannabis share-based compensation expenses for the three months ended September 30, 2022 were $311 as compared to $186 for the three months ended September 30, 2021. The year-over-year increase in share-based compensation was primarily due to a greater number of options issued to key Canadian Cannabis employees in 2022.

Net Income

Canadian Cannabis net income for the three months ended September 30, 2022 was $149 compared to net income of $5,727 for the three months ended September 30, 2021. The decrease in net income between periods was primarily due to lower gross margin and higher selling, general and administrative expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2022 and September 30, 2021 was $5,417 and $8,775, respectively. The lower Adjusted EBITDA between periods was primarily due to a lower gross margin and higher selling, general and administrative expenses in Q3 2022 as compared to Q3 2021. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Sales

Canadian Cannabis net sales for the nine months ended September 30, 2022 were $81,956 as compared to $69,614 for the nine months ended September 30, 2021. The period-over-period net sales increase of $12,342 or 18% includes net sales from Rose for the nine months ended September 30, 2022. The increase between comparable periods was driven by a 25% increase in branded sales partially offset by an (2%) decrease in non-branded sales. Rose also contributed $2,316 in commission revenue that is included in net sales. The 25% increase in branded sales was largely due to an increase in provincial sales in Ontario, New Brunswick and Manitoba along with Rose branded sales to Quebec, partially offset by a decrease in sales from the provinces of British Columbia, Alberta and Saskatchewan for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. In addition, the Canadian Cannabis industry has experienced price compression in 2022 as compared to 2021 which has affected branded products, flower and trim due to factors such as price competition by retailers and producers, price-sensitive consumer habits and some LPs reducing prices to attain cash or capture market share. The key branded formats experiencing growth are large format-single and pre-rolls along with the addition of milled flower in 2022. The (2%) decrease in non-branded sales was primarily due to price compression from an oversupplied LP market as Canadian Cannabis sold 33% more kilograms in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, 72% of revenue was generated from branded flower, inclusive of pre-rolls, 5% of revenue from cannabis derivative products and 23% from non-branded sales as compared to 64% of revenue from branded flower, inclusive of pre-rolls, 9% from cannabis derivative products and 27% from non-branded sales for the nine months ended September 30, 2021. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to net sales was ($2,093) utilizing the currency conversion rates for the nine months ended September 30, 2022 as compared to the currency conversion rates for the nine months ended September 30, 2021.

Cost of Sales

Canadian Cannabis cost of sales for the nine months ended September 30, 2022 were $52,740 as compared to $44,433 for the nine months ended September 30, 2021. The period-over-period cost of sales increase of ($8,307) or (19%) includes the 2022 cost of sales from Rose and was primarily due to increases in Canadian Cannabis kilograms produced and sold of both branded and non-branded products from a larger cultivation footprint in 2022 as compared to 2021 and the higher percentage and growth of branded sales which incur incremental processing and packaging costs. In addition, the 2022 Canadian Cannabis cost of sales includes a positive adjustment of $3,536 and the 2021 Canadian Cannabis cost of sales includes a ($1,841) charge from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020. For Canadian Cannabis, the cost of sales for the nine months ended September 30, 2022 includes a ($1,404) catch-up of intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting from its acquisition date of November 15, 2021. See Part 1, Item 1, Note 7 "Business Combinations" for additional details.

Gross Margin

Canadian Cannabis gross margin for the nine months ended September 30, 2022 increased $4,036 to $29,216, or a 36% gross margin, in comparison to $25,181, or a 36% gross margin, for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 increased $62 to $27,084, or a 33% gross margin (excluding the purchase price inventory positive adjustment of $3,536 and $1,404 cost of sales for the catch-up of Rose intangible amortization) in comparison to $27,022, or a 39% gross margin (excluding the purchase price inventory adjustment charge of $1,841), for the nine months ended September 30, 2021. The increase in gross margin of $4,036 was primarily due to the increase in net sales and the production of cannabis from a larger cultivation footprint in 2022 as compared to 2021 which decreases the cost per gram. The U.S. dollar strengthened versus the Canadian dollar in 2022 and the impact to gross margin was ($727) utilizing the currency conversion rates for the nine months ended September 30, 2022 as compared to the currency conversion rates for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the nine months ended September 30, 2022 increased $9,244 to $22,904 or 28% of net sales compared to $13,660 or 20% of net sales for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses in 2022 was due to the inclusion of Rose expenses and planned incremental investment in sales support and marketing campaigns for the higher volume of sales along with additional headcount, IT services, regulatory and compliance fees to support the growth of the Canadian Cannabis segment.

Share-Based Compensation

Canadian Cannabis share-based compensation expenses for the nine months ended September 30, 2022 were $897 as compared to $1,471 for the nine months ended September 30, 2021. The year-over-year decrease in share-based compensation was primarily due to the vesting of performance share grants for Pure Sunfarms’ management for the nine months ended September 30, 2021 versus no performance shares in 2022.

Net Income

Canadian Cannabis net income for the nine months ended September 30, 2022 was $2,958 compared to $6,114 for the nine months ended September 30, 2021. The decrease in net income was primarily due to higher selling, general and administrative expenses, partially offset by higher gross margin for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2022 and September 30, 2021 was $10,558 and $18,977, respectively. The lower Adjusted EBITDA between periods was primarily due to higher selling, general and administrative as a percentage of sales expenses in 2022 along with the effect of the purchase price inventory adjustments on the calculation of Adjusted

EBITDA. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis is based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales

VF Fresh sales for three months ended September 30, 2022 were $35,527 as compared to $41,152 for the three months ended September 30, 2021. The decrease in sales of ($5,625) or (13%) was due to decreases in our own produce revenues of ($4,556) and lower grower partner revenues of ($1,069). The decrease in our own produce revenues was primarily due to a decrease in tomato volume of (15%) from our Texas and Delta greenhouses while the selling price of our own tomatoes decreased (22%) due to a change in sales mix to a lower percentage of higher priced specialty tomatoes. The tomato brown rugose fruit virus ("ToBRFV") negatively affected our tomato crops in Texas, Delta and from our grower partners in Mexico and Canada, reducing the overall yield and in some cases decimating entire higher priced specialty crops. Additionally, our Texas 2022-23 crop cycle is delayed as compared to our Texas 2021-22 crop cycle due to a post-COVID administrative change in the U.S. H-2A temporary agricultural program. The decrease in grower partner revenues was primarily due to an (11%) decrease in purchased tomato production and a (7%) decrease in selling price, partially offset by higher purchased pepper and cucumber production for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Cost of Sales

VF Fresh cost of sales for three months ended September 30, 2022 were $38,830 as compared to $39,099 for the three months ended September 30, 2021. Cost of sales decreased $269 due to a decrease in our grower partner cost of sales of $937, partially offset by an increase in our own produce cost of sales of ($668). The decrease in grower partner cost of sales was primarily due to lower volumes of purchased tomatoes, partially offset by higher volumes of purchased peppers and cucumbers and incremental freight costs. Although our own tomato volume decreased (15%), our own production cost of sales increased due to inflationary effects on items such as labor, freight, packaging and fertilizer which negatively affected our cost per pound. During the third quarter of 2022, most of our Texas greenhouse crop cycles were in the early stages of their 2022-23 cycle and only Fort Davis was producing tomatoes prior to quarter end.

Gross Margin

The gross margin for VF Fresh was ($3,303) for three months ended September 30, 2022 as compared to $2,053 for the three months ended September 30, 2021. The decrease in gross margin was primarily affected by the decrease in sales from both our own production and our grower partners as gross margin for our own production decreased ($5,224) due to lower volume of our higher priced specialty crops as a result of ToBRFV and higher cost per pound due to inflationary effects from freight, labor and supply chain items and grower partner gross margin decreased ($132) mostly due to a reduction in purchased tomato production.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for three months ended September 30, 2022 were $2,777 or 8% of sales as compared to $2,239 or 5% of sales for the three months ended September 30, 2021. The quarter-over-quarter increase in selling, general and administrative expenses was primarily due to higher legal and professional fees incurred in Q3 2022 as compared to Q3 2021.

Net Loss

VF Fresh’s net loss for three months ended September 30, 2022 was ($4,644) as compared to ($1,481) for the three months ended September 30, 2021. The increase in net loss is primarily due to the lower gross margin from our own production driven by the decrease in sales for three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($4,879) for three months ended September 30, 2022 as compared to $1,334 for the three months ended September 30, 2021. The lower Adjusted EBITDA was primarily due to a decrease in operating margin of ($5,894) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The primary reasons for the operating margin decline were the lower sales from both our own production and our grower partners and higher selling, general and administrative expenses in third quarter of 2022 as compared to the third quarter of 2021. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Sales

VF Fresh sales for nine months ended September 30, 2022 were $124,052 as compared to $121,558 for the nine months ended September 30, 2021. The increase in sales of $2,494 or 2% was due to increases in our own produce revenues of $3,719 partially offset by a decrease from our grower partner revenues of ($1,225). The increase in our own produce revenues was primarily due to an increase in tomato volume of 17% from our Texas greenhouses partially offset by a (19%) decrease in tomato volume from our Delta greenhouse. The tomato crop at Delta was negatively affected by the ToBRFV, especially in its specialty tomato varieties while our Fort Davis greenhouse drove the increased yield in Texas. The decrease in grower partner revenues was primarily due to lower volumes of purchased production of tomatoes, partially offset by higher volumes of purchased production of peppers, cucumbers and mini-cucumbers.

Cost of Sales

VF Fresh cost of sales for nine months ended September 30, 2022 were $140,612 as compared to $122,486 for the nine months ended September 30, 2021. Cost of sales increased ($18,126) or (15%) due to increases in our own produce cost of sales of ($17,716) and our grower partner cost of sales of ($410). The increase in our own produce cost of sales was driven by the increase in tomato volume at our Texas greenhouses as well as an increase in the sales mix for specialty tomatoes which require higher costs for cultivation and packaging. The increase in volume and an incremental increase in freight costs due to trucker shortages and fuel increases drove higher transportation and handling costs of produce in 2022 as compared to 2021. In addition, in the nine months ended September 30, 2022, we incurred an incremental catch up to our cost of sales on our Texas crop cycle that began in summer/fall 2021 and ended in early Q3 2022 due to lower total crop volume and higher cost of production for the growing cycle due to ongoing disease pressure and supply chain cost increases, effectively increasing our production price per pound for both our Texas and Delta tomato crops. The increase in grower partner cost of sales was driven by an incremental increase in freight costs, partially offset by lower volumes of produce pounds purchased in 2022 as compared to 2021. Our facility management has implemented changes to increase crop yield and reduce cost per pound, however our efforts could not mitigate the increases in supply chain costs, effects of the ToBRFV and incremental freight experienced in 2022.

Gross Margin

The gross margin for VF Fresh was ($16,560) for nine months ended September 30, 2022 as compared to ($928) for the nine months ended September 30, 2021. Gross margin in the nine months ended September 30, 2022 has been greatly affected by the higher cost of sales, which was attributable to additional freight per pound, a revised production forecast and higher cultivation costs in our Texas and Delta facilities and lower grower partner gross margin of ($1,635). The higher freight per pound increase was mostly due to increases in fuel prices and trucker shortages which we were not able to pass on to our customers.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for nine months ended September 30, 2022 were $8,725 or 7% of sales as compared to $7,736 or 6% of sales for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to incremental legal and professional fees and higher audit and compliance fees in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Net Loss

VF Fresh’s net loss for nine months ended September 30, 2022 was ($19,739) as compared to ($6,587) for the nine months ended September 30, 2021. The increase in net loss for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the higher cost of sales that resulted in lower gross margin in 2022.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($21,362) for nine months ended September 30, 2022 as compared to ($3,138) for the nine months ended September 30, 2021. The lower Adjusted EBITDA was primarily due to a decrease in operating margin of ($16,505) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. Cannabis segment currently consists of Balanced Health and VF Hemp. For the three and nine months ended September 30, 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021. VF Hemp is a joint venture, and its results are included in “Loss from Equity Method Investments” for the three and nine months ended September 30, 2022.

Three Months Ended September 30, 2022

Sales

U.S. Cannabis sales for the three months ended September 30, 2022 were $5,135. Over 99% of sales were generated in the United States and gross sales were composed of 82% from e-commerce sales, 13% from retail sales, 6% from shipping income and 1% from bulk sales. In addition, sales included a (2%) loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended September 30, 2022 were $1,612. Cost of sales can be primarily attributed directly to e-commerce and retail cost of sales with all other costs of sales are categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. Cannabis gross margin for the three months ended September 30, 2022 was $3,523 or 69%.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended September 30, 2022 was $3,655 or 71% of sales. As the U.S. Cannabis business derives a substantial number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, IT services, research and development and customer service. Balanced Health focused efforts in Q3 2022 to reduce selling, general and administrative expenses through headcount reduction, contract renegotiation and more efficient marketing and brand spend in order to reduce overhead in future periods

Net Loss

U.S. Cannabis net loss for the three months ended September 30, 2022 was ($339) driven by the operating loss.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended September 30, 2022 was $10 due to the Balanced Health operating loss. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Nine Months Ended September 30, 2022

Sales

U.S. Cannabis sales for the nine months ended September 30, 2022 were $17,971. Over 99% of sales were generated in the United States and gross sales were composed of 79% from e-commerce sales, 14% from retail sales, 5% from shipping income and 1% from bulk sales. In addition, sales included a 1% loyalty program impact as loyalty program customers generate loyalty points that may be used when purchasing Balanced Health products. Balanced Health continues to identify opportunistic and resourceful strategies and tactics to drive topline sales. Balanced Health's revenues are experiencing signs of stabilization as new customer acquisition costs that increased in the first half of 2022 are slowly coming down in the third quarter. Balanced Health increased discounts for their e-commerce subscription program to retain and attract customers utilizing their CBDistillery website and drive additional sales of their products. In addition, Balanced Health successfully launched its Synergy+ product line in May 2022, which we believe has been its best product launch since inception and will drive higher sales for its loyal customer base and attract new customers to its cannabinoid products.

Cost of Sales

U.S. Cannabis cost of sales for the nine months ended September 30, 2022 were $5,899. Cost of sales can be primarily attributed directly to e-commerce and retail cost of sales with all other costs of sales are categorized within other manufacturing costs including expenses such as warehouse expenses, freight and shipping supplies. Balanced Health implemented efficiencies throughout the year to reduce cost of sales, particularly freight savings from alternative providers, headcount reduction, lower packaging costs, renegotiating with co-manufacturers and internalizing production of specific products.

Gross Margin

U.S. Cannabis gross margin for the nine months ended September 30, 2022 was $12,072 or 67%.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the nine months ended September 30, 2022 was $12,213 or 68% of sales. As the U.S. Cannabis business derives a substantial number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, IT services, research and development and customer service.

Share-based Compensation

U.S. Cannabis share-based compensation for the nine months ended September 30, 2022 was $267 due to options issued to key U.S. Cannabis employees.

Write-off of Joint Venture Loan

The write-off of joint venture loan for the nine months ended September 30, 2022 of ($592) was due to the write down of VF Hemp inventory during the second quarter which subsequently led to the Company writing off its remaining loan balance to VF Hemp.

Impairments

The impairments on our goodwill and intangible assets for the nine months ended September 30, 2022 was ($29,799). The Company considered qualitative factors in assessing impairment indicators and concluded at June 30, 2022, an impairment trigger existed. The impact to goodwill of ($25,169) and intangible assets of ($4,630) were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. We evaluated forecasts of our U.S. Cannabis business segment and a reduction in market transaction multiples for CBD companies in our valuation and impairment conclusions. Subsequent to June 30, 2022, the Company has not identified any additional impairment triggers. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.

Loss from Equity Method Investments

The loss from equity method investments for the nine months ended September 30, 2022 of ($2,667) was due to losses from VF Hemp and consisted primarily of the write down of VF Hemp inventory during the second quarter. VF Hemp is not currently cultivating hemp as we await FDA clarity on the use of CBD.

Net Loss

U.S. Cannabis net loss for the nine months ended September 30, 2022 was ($26,595) primarily due to the impairments on goodwill and intangible assets and the loss from VF Hemp for the period, as described above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA was ($43) primarily due to the VF Hemp year-to-date losses partially offset by positive adjusted EBITDA from Balanced Health for the nine months ended September 30, 2022. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

As at September 30, 2022, we had $23,165 in cash (includes $5,000 in restricted cash) and $64,418 of working capital, and as at December 31, 2021, we had $58,667 in cash (includes $5,250 in restricted cash) and $110,646 of working capital. We believe that our existing cash together with cash generated from our operating activities, proceeds from our Credit Facilities and Pure Sunfarms Loans (as defined below), and proceeds from our at-the-market equity offering program (as described below), will provide us with sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. In addition, we may obtain additional liquidity from potential equity or debt financings in the future. We intend to use our cash on hand for daily funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding September 30, 2022
Operating Loan (1)	C$	10,000		$7,650
FCC Term Loan		$25,258		$25,258
Pure Sunfarms Loans	C$	54,906	C$	44,651
1.
The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.

The Company’s borrowings under the FCC Term Loan, the Operating Loan and the VFCE Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of September 30, 2022, the Company was in compliance with all of its covenants under its Credit Facilities. On December 31, 2021 we were not in compliance with one financial covenant under our FCC Term Loan. Subsequent to December 31, 2021, we received a waiver from Farm Credit Canada (“FCC”) in connection with the annual testing on December 31, 2021 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2022. We can provide no assurance that we will be in compliance or receive a waiver for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of September 30, 2022 and December 31, 2021 was $326 and $304, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $25,258 on September 30, 2022 and $26,723 on December 31, 2021. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. Effective August 1, 2020, monthly principal payments were reduced to $164 from $257. As of September 30, 2022, borrowings under the FCC Term Loan agreement were subject to an interest rate of 3.746% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2022 and December 31, 2021 was $214,053 and $233,187, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, less an outstanding letter of credit of C$38 and includes variable interest rates with a maturity date of May 7, 2024. The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had a balance of $4,000 on September 30, 2022 and there was no amount drawn on this loan on December 31, 2021.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2022 and December 31, 2021 was $35,421 and $34,741, respectively.

VFCE Loan

VFCE had a loan agreement with a Canadian chartered bank that includes a non-revolving fixed rate loan (the “VFCE Loan”) of C$3,000 with a maturity date of June 2023 and a fixed interest rate of 4.98% per annum. The Company paid off the outstanding balance of the VFCE Loan in the first quarter of 2022. As of September 30, 2022 and December 31, 2021, the balance of the VFCE Loan was nil and C$624, respectively.

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

The first loan facility under the Third Amended and Restated PSF Credit Agreement is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had an outstanding balance of C$4,745 as of September 30, 2022 and C$9,855 as of December 31, 2021. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of C$5,145 at September 30, 2022 and December 31, 2021.

The second loan facility under the Third Amended and Restated PSF Credit Agreement is a credit facility with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$17,000 secured non-revolver term loan (the “PSF Non-Revolving Facility”). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The purpose of the PSF Non-Revolving Facility is to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$13,500 on September 30, 2022 and C$15,076 on December 31, 2021.

The third loan facility under the Third Amended and Restated PSF Credit Agreement is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan are required to be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$20,625 on September 30, 2022 and C$22,614 on December 31, 2021.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms will repay the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$5,781 on September 30, 2022 and C$6,282 on December 31, 2021.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of September 30, 2022, Pure Sunfarms was in compliance with these financial covenants.

Emerald Promissory Note

The Company had a note payable due to Emerald of C$19,900, plus accrued interest that the Company originally issued to Emerald as partial consideration for the November 2, 2020 acquisition of Pure Sunfarms. The note and accrued interest were repaid to Emerald in full on February 8, 2021.

Equity Offerings

On August 9, 2022, Village Farms entered into a Controlled Equity Offering Sales Agreement ("Sales Agreement") pursuant to which the Company may offer and sell Common Shares having an aggregate offering price up to $50 million from time to time to or through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners. Under the Sales Agreement, the Company may offer and sell Common Shares through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market. As of September 30, 2022, the Company had issued and sold 450,456 Common Shares under the Sales Agreement, resulting in net proceeds of $1,109 thousand after deducting commissions and offering expenses. Of these proceeds, $824 thousand were received prior to September 30, 2022. In addition, from September 30, 2022 to October 31, 2022, the Company had issued and sold 1,693,444 Common Shares under the Sales Agreement, resulting in net proceeds of $3,482 thousand after deducting commissions and offering expenses. Of these proceeds, $3,267 thousand were received on or prior to October 31, 2022. As of October 31, 2022, $45,267 thousand remained available for sale under the Sales Agreement.

On January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate of 10,887,097 Common Shares at a purchase price of $12.40 per Common Share for gross proceeds of approximately $135,000.

Summary of Cash Flows

	For the nine months ended September 30,
(in Thousands)	2022	2021
Cash beginning of period	$58,667	$25,679
Net cash flow provided by/(used in):
Operating activities	(13,216)	(21,106)
Investing activities	(19,476)	(42,199)
Financing activities	(2,028)	121,885
Net cash increase (decrease) for the period	(34,720)	58,580
Effect of exchange rate changes on cash	(782)	191
Cash, end of the period	$23,165	$84,450

Operating Activities

For the nine months ended September 30, 2022 and 2021, cash flows used in operating activities were ($13,216) and ($21,106), respectively. The operating activities for the nine months ended September 30, 2022 consisted of $11,621 in changes in non-cash working capital items and ($24,837) in changes before non-cash working capital items, while operating activities for the nine months ended September 30, 2021 consisted of ($20,831) in changes in non-cash working capital items and ($275) in changes before non-cash working capital items. The decrease in changes before non-cash working capital items for 2022 as compared to 2021 was primarily due to a higher net loss from VF Fresh and lower net income from Canadian Cannabis.

Investing Activities

For the nine months ended September 30, 2022 and 2021, cash flows used in investing activities were ($19,476) and ($42,199), respectively. The investing activities for the nine months ended September 30, 2022 consisted of a ($4,693) investment to acquire Leli, a ($1,180) investment in Rose, a promissory note to Altum of ($734) and ($12,869) of capital expenditure expenses of which ($2,026) was for our produce operations, ($51) for U.S. Cannabis operations and ($10,135) was for Canadian Cannabis operations, primarily for Pure Sunfarms Delta 2 conversion and Delta 3 improvement projects. The investing activities for the nine months ended September 30, 2021 largely consists of ($25,944) in net acquisition costs for Balanced Health, ($15,131) of capital expenditure expenses, of which ($11,674) was primarily for the Pure Sunfarms’ Delta 2 greenhouse transition to cannabis and ($3,457) for upgrades to our produce operations and a ($1,109) investment in Altum.

Financing Activities

For the nine months ended September 30, 2022, cash flows used in financing activities were ($2,028) and cash flows provided by financing activities were $121,855 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, cash flows provided by financing activities consisted of $4,000 for proceeds from the Operating Loan, $824 from the issuance of Common Shares and $192 from proceeds from the exercise of stocks, offset by cash flows used in financing activities of ($6,262) in repayments on borrowings and ($782) for payments on lease obligations. For the nine months ended September 30, 2021, cash flows provided by financing activities primarily consisted of $127,489 of net proceeds from the issuance of Common Shares and $18,495 in proceeds from the exercise of warrants from the September 2020 registered direct offering, partially offset by cash flows used in financing activities of the ($15,498) payment of the Emerald Promissory Note, share repurchases of ($5,000), payments on borrowings net of proceeds of ($3,263) and ($537) for payments on capital lease obligations.

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

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2022 (1)	2021 (1)	2022 (1)	2021 (1)
Net loss	$(8,745)	$745	$(51,817)	$(11,154)
Add:
Amortization	3,007	3,306	8,479	10,616
Foreign currency exchange loss (gain)	1,934	286	2,182	521
Interest expense, net	922	570	2,201	1,860
Recovery of income taxes	(3,183)	1,077	(14,563)	(2,543)
Share-based compensation	926	1,820	3,004	5,705
Interest expense for VFH	0	13	39	40
Amortization for JVs	1,197	(64)	1,288	—
Deferred financing fees	44	68	171	234
Other expense	(14)	181	120	181
Impairments (2)	—	—	29,799	—
JV loan write-off	—	—	592	—
Share of loss on JV inventory impairment	—	—	2,284	—
Incremental utility costs due to storm	—	—	—	1,400
Foreign currency exchange (gain) loss for JVs	1	—	2	—
Purchase price adjustment (3)	1,683	(1,069)	(2,132)	2,288
Gain on disposal of assets	(5)	—	(7)	35
Adjusted EBITDA (4)	$(2,233)	$6,933	$(18,358)	$9,183
Adjusted EBITDA for JVs (5)	$—	$(13)	$(327)	$(140)
Adjusted EBITDA excluding JVs	$(2,233)	$6,946	$(18,031)	$9,323

(1)
For the three and nine months ended September 30, 2022, Balanced Health’s financial results are fully consolidated in the financial results of the Company and Village Farms’ share of Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the three and nine months ended September 30, 2021, Balanced Health’s post-acquisition financial results for August 16, 2021 through September 30, 2021 are fully consolidated in the financial results of the Company.
(2)
Consists of impairments to goodwill of ($25,169) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See Part 1, Item 1 Note 6 “Goodwill and Intangible Assets” for additional details.
(3)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
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
(5)
The Adjusted EBITDA for JVs consists of the VF Hemp Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. If interest rates had been fifty basis points higher, the net income during the three months ended September 30, 2022 and 2021 would have been lower by $73 and $79, respectively and net income during the nine months ended September 30, 2022 and 2021 would have been lower by $218 and $239, respectively. These net income effects represent increased (decreased) interest expense for the three and nine months ended September 30, 2022 and 2021, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2022 and 2021, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7277 and C$1.00 = US$0.7867, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2022 and 2021 with the net foreign exchange gain or loss directly impacting net income (loss).

	September 30, 2022	September 30, 2021
Financial assets
Cash and cash equivalents	$1,280	$1,570
Trade receivables	3,589	3,193
Inventories	8,003	4,407
Prepaid and deposits	1,189	1,000
Financial liabilities
Trade payables and accrued liabilities	(6,411)	(3,560)
Loan payable	(4,492)	(4,557)
Deferred tax liability	(2,399)	(2,464)
Net foreign exchange gain (loss)	$759	$(411)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Remediation Plan and Status

In the nine months ended September 30, 2022, the Company implemented remediation measures improving the review of the calculation of its debt covenants by applying additional independent review of the calculations. The Company hired a Corporate Treasurer in the second quarter of 2022 in order to manage the Company’s treasury functions and implement improvements to the Company’s cash management. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during our fiscal quarter ended September 30, 2022 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 and amended on March 14, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2022, other than as described in the Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021 and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three and nine months ended September 30, 2022.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

3.1	Articles of Continuance (incorporated by reference to Appendix C of the Company's Proxy Statement, filed April 19, 2022).

3.2	By-Law No. 4 of Village Farms International, Inc. (incorporated by reference to Appendix D of the Company's Proxy Statement, filed on April 19, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: November 9, 2022