Form 10-K
period 2022-12-31
Village Farms International, Inc.
filed 2023-03-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Ontario	98-1007671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the other registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2022 was $200,095,838.

As of March 8, 2023, the registrant had 110,238,929 Common Shares outstanding.

PCAOB: 271 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Vancouver, British Columbia, Canada

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

This Annual Report on Form 10-K contains certain trademarks, trade names and service marks of ours, as described in Item 1, "Business—Intellectual Property. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. In particular, forward-looking statements in this Annual Report on Form 10-K include statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable industry and the cannabis industry and market are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K are subject to risks that may include, but are not limited to: our operating history, including that of Rose LifeScience Inc. (“Rose”), Balanced Health Botanicals, LLC (“Balanced Health”), Pure Sunfarms, Inc. (“Pure Sunfarms”) and our start-up operations of growing hemp in the United States; the legal status of Pure Sunfarms, Rose and Balanced Health cannabis business; risks relating to the integration of Balanced Health and Rose into our business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids, the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, c. 16 (Canada) for its Canadian operational facilities), and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; macroeconomic factors, such as inflation and rising interest rates, supply shortages, potential recessionary conditions and the impact of the ongoing and developing COVID-19 pandemic; and tax risks.

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

ii

PART I.

ITEM 1. BUSINESS

Our Mission and Brands

Our mission is simple—to improve life’s journey for the wellbeing of humankind, and the earth on which we live. This is no empty promise. It’s the mantra that we live by every day as we build upon over three decades of agricultural and marketing experience to build a great company. The human touch is evident in everything we do and that will never change.

We are building a family of brands across different products that encompass that mission. We are united by our shared core values: integrity, fairness, quality, inclusion, sustainability and hard work along with an unwavering desire to do what’s right.

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

We have leveraged this expertise as a pioneer in the development of the global legal cannabis industry. Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) and Rose LifeScience Inc. (“Rose LifeScience or Rose”) comprise our Canadian cannabis businesses. Pure Sunfarms is one of the largest and most respected cannabis growers in the world and the best-selling flower brand in Canada. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec.

Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) is our U.S. cannabis business. Balanced Health owns and operates one of the leading brands in the hemp-derived cannabidiol (“CBD”) and other cannabinoids markets, produces high quality health and wellness products and distributes primarily through its top-ranked e-commerce platform, CBDistilleryTM.

Village Farms Clean Energy (“VFCE”), our clean energy business is preparing for its transition to a Renewable Natural Gas ("RNG") operation in conjunction with Mas Energy, LLC (the "Delta RNG Project") which is expected to provide food-grade CO2 to our greenhouse growing operations in Delta, British Columbia (“B.C.”). VFCE decommissioned its previous co-generation facility, which used local landfill gas to generate electricity for sale to a third-party.

Our Commitment and Values

Our core operating principle is to deliver fairness and satisfaction in our customer promise. We strive to operate the business for optimal success by endeavoring to be:

- a responsible producer of high-quality products

- a reliable, trusted partner to customers

- a provider of excellence in customer service and logistics

- a business with a solid balance sheet

- a company which enhances shareholder value

- a trusted steward of the environment

- a workplace where all employees can grow and prosper

- an employer for people who want to make a difference in the world

For over thirty years, we have pioneered Controlled Environment Agriculture (“CEA”) in North America and to feed an increasing population through sustainable greenhouse growing. In 2017, we expanded from produce, leveraging our considerable knowledge, to the emerging legal cannabis and health and wellness market. We envisioned and created Pure Sunfarms to artfully blend our decades of CEA expertise with hands-on knowledge of legacy growing practices in cannabis. We invest in, and partner with companies, that share our values and respect for people and the environment. We believe a focus on innovation is a key driver of growth in our markets.

We are extremely proud of many things that we achieved over the past three-plus decades, but none more than our highly responsible approach to the environment. From our sustainably sourced inputs and sustainable growing methods, to our use of clean energy and other innovative technologies, we are proud to bring sustenance and wellbeing to our consumers in a way that is ethical and responsible to the planet.

Our state-of-the-art, technology-based CEA facilities use less water, land and chemicals than outdoor farming and we aim to introduce new technologies to be greener in the future. The earth's finite water supply is one of its most precious resources and our hydroponic growing method sterilizes and recirculates the same water multiple times, so that 100% of the water reaches the plants.

Our proficient growing methods deliver vastly more yield per acre compared to outdoor growing, without depleting the soil. We use beneficial insects to control pests and promote healthy plant growth, and administer organic pesticides, so our GMO-free crops grow in a nourishing environment free of harmful chemicals. In one of our Delta greenhouses, we collect, filter and utilize rainwater for our plants. Our Delta greenhouses use renewable hydroelectricity as the main power source, provide innovative energy screens to help capture the sun’s warmth and prevent heat loss, and employ blackout curtains to reduce light pollution, all in an effort to minimize our impact to the local community and ecosystem.

Business Overview

Village Farms International, Inc. (“VFF”), (together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us”, or “our”) converted from an income trust to a publicly-traded company on December 31, 2009. Our subsidiaries operated vegetable producing greenhouses since 1989 and began production in Texas in 1996. On October 18, 2006, the merger between Village Farms and Hot House Growers resulted in one of the largest producers, marketers and distributors of greenhouse grown products in North America. VFF pioneered CEA in North America, and over the years transformed the organization, adapting to meet industry changes and customer preferences, in order to persevere and remain one of the largest and longest-operating vertically integrated greenhouse growers in North America.

We produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of CEA greenhouses in B.C. and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. We primarily market and distribute produce under our Village Farms® brand name and proprietary produce trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Our Canadian cannabis operations consist of wholly-owned, British Columbia-based Pure Sunfarms and 70% ownership interest in Quebec-based Rose LifeScience. Pure Sunfarms is one of the single largest cannabis cultivation operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30-plus years of experience as a vertically integrated greenhouse grower for the legal cannabis industry in Canada with commercial distribution in 10 Canadian provinces and territories. Our primary objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada and in selected international markets. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec and is the Quebec operational unit of our Canadian cannabis segment.

Our U.S. cannabis operations consist of wholly-owned, Colorado-based Balanced Health. Balanced Health owns and operates one of the leading brands in the hemp-derived CBD/cannabinoid market in the United States, providing us with access to the U.S. Cannabinoid market in a consumer products category adjacent to the high-tetrahydrocannabinol (“THC”) cannabis market, as well as the broader consumer packaged goods wellness arena. Balanced Health has established a diverse portfolio of CBD and other cannabinoid products, including ingestible, edible and topical applications that are distributed through its top-ranked e-commerce platform, CBDistilleryTM (www.theCBDistillery.com), as well as through brick-and-mortar retail channels.

We have begun transitioning our VFCE operation to a renewable natural gas facility in conjunction with Mas Energy, which we expect will enhance our financial return, as well as in the future provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.

Internationally, we evaluate, and target select, nascent, legal cannabis opportunities with significant long-term potential. This has resulted in a minority investment in Australia-based Altum International Pty Ltd (“Altum”), and an 85% ownership interest in Netherlands-based Leli Holland B.V. ("Leli").

Our Canadian Cannabis Segment

Village Farms’ Canadian cannabis segment consists of Pure Sunfarms and Rose LifeScience.

Pure Sunfarms

In June 2017, we formed a Canadian joint venture, Pure Sunfarms, with Emerald Health Therapeutics, Inc. (“Emerald”) to commence Canadian cannabis operations in anticipation of the adult use cannabis market becoming legal in October 2017. We contributed one of our Delta, B.C. greenhouses (“Delta 3”) to the joint venture in exchange for a 50% ownership interest in the joint venture. Emerald contributed C$20 million, which was paid in installments, in exchange for the other 50% ownership interest in the joint venture. We also contributed our experienced grower management and Delta 3 workforce to the joint venture and Emerald contributed its existing cultivation license and cannabis expertise.

On November 2, 2020, we acquired 36,958,500 Common Shares in the capital of Pure Sunfarms owned by Emerald, which increased our ownership of Pure Sunfarms to 100%. The shares, representing 42.6% of the ownership at the time, were acquired for a total purchase price of C$79.9 million (US$60.0 million), satisfied through a C$60.0 million (US$45.0 million) cash payment and a C$19.9 million (US$15.0 million) secured promissory note, which was paid in full to Emerald on February 8, 2021.

Business of Pure Sunfarms

During 2017, the joint venture between us and Emerald applied for a cultivation license for the Delta 3 facility. In March 2018, the joint venture received its initial cultivation license for a portion of the Delta 3 facility and expanded its cultivation space via amendments to its cultivation license throughout 2018, culminating with the complete cultivation license for the entire 25-acre facility (1.1 million square feet) in March 2019. During 2018, the joint venture also hired a chief executive officer and adopted a name for the joint venture, Pure Sunfarms Corp. Pure Sunfarms commenced cultivation in the spring of 2018, after receiving its initial cultivation license.

On October 17, 2018, the Cannabis Act came into effect, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial, and municipal governments the authority to regulate the distribution and sale of recreational cannabis. For the first nine months of 2019, Pure Sunfarms was a wholesale (non-branded) supplier to other licensed producers. In September 2019, Pure Sunfarms received its provincial sales license and commenced sales in Ontario and British Columbia.

In October 2019, Health Canada approved the second phase of recreational cannabis products including ingestible cannabis, cannabis extracts and cannabis topicals, referred to as Cannabis 2.0 products.

In May 2020, Pure Sunfarms received its cannabis cultivation license from Health Canada for the Delta 2 facility, providing an additional 1.1 million square feet of production capacity, enhancing its ability to grow, package and sell cannabis and cannabis extracts. Pure Sunfarms also received amended licensing from Health Canada in the fall of 2020, permitting in-house extraction operations and the sale of cannabis derivative products directly to provincial boards and authorized retailers. On June 30, 2021, Health Canada amended the Delta 2 facility license received in May 2020, permitting Pure Sunfarms to cultivate cannabis in the completed west half of the facility. In the west half of the facility, Pure Sunfarms has planted seven flower rooms and began harvesting in November 2021. Management intends to time the expansion and completion of the east half of the facility when market demand is sufficient to absorb supply profitability.

In September 2021, the Canadian cannabis business completed its first export shipment of cannabis, supplying a variety of high-quality, high-THC dried flower products to Village Farms' minority interest investee, Australia-based Altum International Pty Ltd., for the Australian medicinal cannabis market to be sold under the Kind Medical brand.

In the fourth quarter of 2021, Pure Sunfarms, with our subsidiary Rose LifeScience, began generating sales in Quebec. Together, Pure Sunfarms and Rose execute a Canadian cannabis strategy for Village Farms, providing a means to distribute Pure Sunfarms’ flower to Quebec’s consumers.

In the third quarter of 2022, Pure Sunfarms commenced sales to three additional provinces, New Brunswick, Newfoundland and Labrador, and two territories, Yukon and Northwest Territories. At the end of 2022, our Canadian cannabis business was selling products in 10 of the 13 Canadian provincial/territorial jurisdictions, while it continues to advance discussions with additional provincial distributors to further expand its Canadian presence.

In the fourth quarter of 2022, we believe our Canadian cannabis business had the second largest market share (by dollars) in Canada across all product categories (8.6% share, and increase of 160bps over fourth quarter of 2021) and the largest market share in the dried flower product category (16.2% share, an increase of 630bps over the fourth quarter of 2021). 2022 sales for our Canadian cannabis business by product category were composed of 76% dried flower, 16% pre-rolls and 8% other products.

During 2022, Pure Sunfarms received European Union Good Manufacturing Practice ("EU GMP") certification for its 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia ("B.C.") which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. We began exporting to Israel at the end of 2022 and continued to export to Australia throughout 2022. We expect international expansion should enhance our profitability while expanding our brand and experience into emerging new legal cannabis markets. We continue to evaluate and pursue profitable international expansion opportunities in such markets.

We believe that Pure Sunfarms is the leading low-cost high-quality producer in the Canadian market and its low-cost structure, primarily driven by economies of scale and large-scale greenhouse experience, is sustainable and provides a competitive industry advantage. Pure Sunfarms’ cost structure, together with investment in branding and commercialization activities, is intended to support a continued incremental expansion of market share.

Due to the Health Canada limitations on marketing, and stringent branding and packaging rules, it is difficult for consumers to distinguish between different products, which places more emphasis on the management of price, potency and quality. We believe the deep agricultural expertise of growers and excellence in brand management sets Pure Sunfarms products apart from competitors, by providing high quality cannabis to consumers at attractive prices

Retail channels remain competitive across the country, with an oversupply of product in excess of current demand creating a downward pressure on pricing, largely led by federally-licensed cannabis producers ("License Holder" or "LPs"). In response, many LPs have chosen to either curtail or halt cannabis production to right size their supply to meet consumer demand. We believe challenging regulatory and taxation frameworks, combined with continued margin compression, high operating costs and limited access to capital has contributed to industry attrition as LPs face these challenges head-on.

We believe our Canadian cannabis business is well-positioned to manage these challenges as one of the best-selling LPs in Canada (with some of the best-selling brands), with a low-cost large-scale structure and continued pursuit of future opportunities to expand sales, products and footprint in Canada and internationally.

Rose LifeScience

We acquired 70% ownership of privately-held Rose on November 15, 2021, with the 30% balance held by founders who have remained as senior operating management. Rose is the Quebec-based operational unit of our Canadian cannabis business, with its headquarters in Huntingdon, Quebec.

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

Rose sells its own cannabis products under six brands: nationally distributed Homage and Tam Tams and Promenade, DLYS, Pure Laine and Six Lunes which are available exclusively in the Province of Quebec. Promenade is a collaboration with Pure Sunfarms. For the fourth quarter of 2022, Rose held the number two position in Quebec in terms of market share, an improvement from number 10 in the first quarter of 2021.

Rose is also a leading third-party cannabis products commercialization expert in the Province of Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada as well as Quebec-based micro and craft growers. With decades of regulated-market experience, Rose partners with cannabis companies to assist in commercializing their products, distributing the products throughout Quebec and ensuring a strong presence in the marketplace. Rose champions Quebec producers by working directly with micro-producers to advance homegrown, craft products in the province and easing the burden of commercial complexities facing smaller, local businesses. Rose also works with CAREY 3PL, their preferred carrier, to provide full-scale direct-to-store logistics and distribution services to meet the ever-changing needs of their customers.

Rose LifeScience has added a highly experienced, successful, Quebec-based leadership team to the Company, which we believe is reinforced by the industry knowledge, financial backing and human capital of Village Farms and Pure Sunfarms to allow it to grow and expand its footprint throughout Quebec as well as other provinces.

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

Adult Use Cannabis

We participate in the Canadian adult use market for cannabis in compliance with all applicable federal and provincial laws and regulations concerning the Canadian adult use cannabis market. The Cannabis Act and the Cannabis Regulations provide a licensing scheme for the production, importation, exportation, testing, packaging, labelling, sending, delivery, transportation, sale, possession, and disposal of cannabis for non-medicinal use (i.e., adult recreational use). Transitional provisions of the Cannabis Act provide that every license issued under the ACMPR that is in force immediately before the day on which the Cannabis Act comes into force is deemed to be a license issued under the Cannabis Act, and that such license will continue in force until it is revoked or expires.

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

Packaging and Labeling

The Cannabis Regulations set out strict requirements pertaining to the packaging and labeling of cannabis products. These requirements are intended to promote informed consumer choice and safe consumption and allow for the safe handling and transportation of cannabis, while also reducing the appeal of cannabis to youth.

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

Possible Changes to the Federal Regulatory Framework

In December 2020 and January 2021, Health Canada issued a notice of intent and engaged in consultations with stakeholders on the expansion of non-medicinal cannabis research involving human participants. Health Canada proposed to amend the Cannabis Act, the Cannabis Regulations and the Food and Drug Regulations so that non-medicinal cannabis research involving human participants is regulated exclusively under the cannabis legislation. Further, Health Canada also sought feedback on a host of other regulatory issues, including public possession, product labeling, micro-class and nursery licensing, and COVID-19 measures.

The Cannabis Act requires that the Minister of Health cause a review of the Act and its administration and operation three years after its coming into force. The Minister will table a report in both Houses of Parliament no later than 18 months after the start of the review. To fulfill these requirements, the Minister of Health and the Minister of Mental Health and Addictions have announced that an independent Expert Panel will lead the legislative review. The Panel will provide independent, expert advice to both Ministers on progress made towards achieving the Act's objectives, and will help identify priority areas for improving the functioning of the legislation. From September to November 2022, Health Canada sought feedback from the public on their views about the impacts of the Cannabis Act, and sought the public's perspective on the engagement paper regarding the legalization of cannabis in Canada. The feedback received by Health Canada will be summarized in a report and provided to the Expert Panel in order to help inform the Expert Panel's assessment of the Cannabis Act and its findings and recommendations resulting from the review.

Pending results of the aforementioned consultations and review, it is possible that Health Canada may introduce legislative updates in the future.

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

Municipal and regional governments may choose to impose additional requirements and regulations on the sale of recreational cannabis, adding further uncertainty and risk to our business. Municipal by-laws may restrict the number of recreational cannabis retail outlets that are permitted in a certain geographical area or restrict the geographical locations wherein such retail outlets may be opened.

There is no assurance that the provincial, territorial, regional, and municipal regulatory frameworks and distribution models will remain unchanged, or that we will be able to navigate such changes in the regulatory frameworks and distribution models or conduct its intended business thereunder. See: “Risk Factors”.

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

Alberta: The Government of Alberta has implemented a cannabis framework providing for the purchase of cannabis products from private retailers that receive their products from a government-regulated distributor, the Alberta Gaming and Liquor Commission (“AGLC”), similar to the distribution system currently in place for alcohol in the province. Authorized cannabis retailers can sell cannabis in licensed retail outlets online.

New Brunswick: All recreational cannabis is managed and sold through a network of tightly controlled, stand-alone “Cannabis NB” stores managed by the Cannabis Management Corporation, a subsidiary of New Brunswick Liquor Corporation and is available for sale online through the Cannabis NB platform.

Quebec: All recreational cannabis is managed and sold by Société Québécoise du cannabis (the “SQDC”) outlets and is available for sale online. The entire process controlled by the SQDC.

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

Our U.S. Cannabis Segment

Our U.S. cannabis segment is Balanced Health Botanicals, LLC ("BHB").

Balanced Health

On August 16, 2021, we acquired 100% interest in privately held Colorado-based BHB. BHB is one of the leading CBD and other cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality cannabinoid-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM and independent retail stores. Through its strong, long-term partnerships, we believe that Balanced Health is uniquely positioned to ensure seamless sourcing, manufacture and sale of their affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers. We believe the strong management team of Balanced Health has added a wealth of leadership and industry experience across healthcare, technology, consumer packaged goods and cannabis.

BHB is focused on high quality standards and sources non-GMO and pesticide free hemp directly from U.S. Hemp Licensed farms through partnerships and contractual relationships. BHB collaborates with hemp extraction partners using advanced proprietary methods and rigorous testing to ensure product quality and concentration guidelines. In its 8,000 square foot facility, BHB provides on-site bottling, labeling and packaging that follow the FDA’s Current Good Manufacturing Practice (“cGMP”) guidelines, and is NSF GMP certified. BHB was awarded U.S. Hemp Authority Certification for its commitment to quality and safety of its products and also achieved Generally Recognized as Safe designation, an evaluation its products are recognized as safe for consumption for CBD Isolate (“ISO”), Full-Spectrum CBD (“FSO”) and Broad-Spectrum CBD (“BSO”). In the event that the FDA regulates CBD, and the overall Food, Drug and Mass Merchandise (“FDM”) channel accepts ingestible CBD products, we believe that BHB is uniquely positioned to immediately capitalize on the opportunity.

BHB’s CBD and other cannabinoid product portfolio primarily includes oils, ingestibles and topicals to meet any consumer’s needs and consumption preferences. The majority of sales are within the United States. Balanced Health operates an industry-leading e-commerce platform with an extensive customer base and has a presence in over 4,000 retail locations across health and wellness, independent pharmacies, convenience stores and lifestyle shops. Distribution in larger-footprint food, drug and mass retail chains is currently limited due to the lack of definitive regulatory oversight for CBD products throughout the United States.

United States Cannabis Industry and Regulatory Overview

We do not maintain any direct or indirect investment in cannabis or cannabis-related products in our U.S. operations, excluding BHB's CBD and other cannabinoid business. We participate in federal and state permissible activities in the U.S. and do not engage nor intend to engage in direct or indirect business with any business that derives revenue, directly or indirectly, from the sale of cannabis or cannabis-related products in any jurisdiction where the production and sale of cannabis is unlawful under current applicable laws.

We own and operate four greenhouse facilities in west Texas consisting of nearly six million square feet of produce production area in which we grow and distribute produce (primarily tomatoes). We have proven experience converting its produce greenhouses to low-cost, highly efficient cannabis greenhouses, as evidenced by its Pure Sunfarms’ Delta 3 and Delta 2 greenhouses located in British Columbia. We are strategically positioned, utilizing decades of agricultural experience coupled with its Pure Sunfarms’ operational and product expertise, to convert all or a part of our existing greenhouses when legally permitted to do so.

At the time of this filing, we believe that 37 states plus Washington, D.C. legally permit cannabis (in some form) for medicinal use and 21 states plus Washington, D.C. legally permit cannabis for recreational use (with one state scheduled to permit cannabis for recreational use on July 1, 2023). Public support for the adult-use legalization of cannabis has increased significantly across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis with a delta-9 THC level of more than 0.3% by dry weight (“marijuana”) continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act ("CSA"), making it illegal under federal law in the United States to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law. As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation.

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a compliance standard for marijuana related businesses. The Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. The Cole Memorandum was rescinded by Attorney General Jeff Sessions in January 2018 and instructed that "[i]n deciding which marijuana activities to prosecute with the [DOJ's] finite resources, prosecuters should follow the well-established principles that govern all federal prosecutions." Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecutions, the interests of victims, and other principles. Despite the Cole Memorandum's recission, the DOJ guidance on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana related business appeared to be relatively unchanged.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. Attorney General Merrick Garland stated during his congressional testimony in February 2021, that the DOJ would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. However, in October of 2022, the Biden

Administration announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law and also its intention to review the regulation of marijuana under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis. Recently in March 2023, Attorney General Merrick Garland stated during a senate hearing that “I think that it’s fair to expect what I said at my confirmation hearing with respect to marijuana and policy, that it will be very close to what was done in the Cole Memorandum”. To date, there have been no new federal marijuana memorandums issued by the DOJ or any published change in federal enforcement policy and substantial uncertainty regarding United States federal enforcement remains.

In recent years, certain temporary federal legislative enactments that provide safeguards for the medical cannabis industry have been appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 29, 2022, the amendment was renewed as part of the Consolidated Appropriations Acts of 2023, H.R. 2617, which is effective through September 30, 2023. While the amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

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

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and cannabinoids derived from industrial hemp so long as the delta-9 THC concentration is less than 0.3% by dry weight, from the CSA and allows for industrial hemp production and sale in the United States. The U.S. Food and Drug Administration has retained authority over the addition of CBD and other cannabinoids to products that fall within the Food, Drug and Cosmetic Act (''FDCA"). To date, the FDA deems that it is currently illegal to add CBD to a food or beverage, and the FDA does not deem CBD a dietary supplement as the agency cannot conclude that CBD is "generally recognized as safe" among qualified experts for its use in human or animal food. In January 2023, the FDA publicly announced it had concluded that "a new regulatory pathway for CBD is needed that balances individuals' desire for access to CBD products with the regulatory oversight needed to manage risks" and that it was "prepared to work with Congress on this matter." There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA.

Under current federal law, it may be a violation of federal anti-money laundering statutes to take any proceeds from the sale of any Schedule I controlled substance. Financial institutions could potentially be prosecuted and convicted of money laundering under the Bank Secrecy Act for providing services to cannabis businesses. In 2014, the Financial Crimes Enforcement Network ("FinCEN") issued guidance not to focus enforcement on financial institutions that serve cannabis-related business, as long as the business activities are legal in their state. The guidance also included burdensome due diligence expectations and reporting requirements for financial institutions to bank state-sanctioned cannabis businesses. The FinCEN guidance also does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators for banks and other financial institutions and can be amended or revoked at any time and therefore most financial institutions in the United States do not appear comfortable relying on this guidance to provide banking services to the cannabis industry. Thus, most legitimate cannabis-related companies have established relationships with state banks and financial institutions. Also, since these legitimate cannabis firms do not have access to traditional bank financing, they primarily rely on private capital to address their financing needs.

The SAFE Banking Act passed the House of Representatives in September 2019 but did not pass the Senate. In September 2021, the House of Representatives included the SAFE Banking Act as an amendment to the National Defense Authorization Act for the fiscal year 2022, but the SAFE Banking Act was removed from the Defense Spending Bill by a Senate conference committee in December of 2021. The House of Representatives also passed the SAFE Banking Act most recently on February 4, 2022, as an amendment to the America COMPETES Act, but failed to pass in the Senate. The SAFE Banking Act is designed to prohibit federal banking regulators from punishing financial institutions from providing services to legitimate cannabis companies, their owners, and employees. In particular, a federal banking regulator cannot terminate or limit deposit insurance, prohibit or penalize a financial institution from providing services to legitimate cannabis-related business or take any adverse or corrective action on a loan made to a legitimate cannabis-related business.

Since we do not conduct any cannabis-related business in the United States aside from our Balanced Health cannabinoid products, the SAFE Banking Act would not alter the current financial services for Village Farms. However, the ability to access public capital for all legitimate cannabis-related companies could provide the industry with additional financing avenues not available today as well as reducing the overall cost of capital.

Texas Cannabis Industry and Regulatory Overview

The Texas Legislature meets every two years beginning on the second Tuesday in January and commencing for 140 calendar days. The 2023 session began on January 10, 2023 and will end on May 29, 2023. Texas advocates, lobbyists and some legislators are attempting to build upon the current momentum behind marijuana policy reform in the U.S. and are filing and seeking to pass bills for the 2023 session. The bills reflect similar policy reform presented at the national level, including criminal justice reform and decriminalization of marijuana possession, expanding compassionate use programs and repealing marijuana prohibition entirely by legalizing responsible adult use.

The 2021 legislative session was largely focused on addressing the catastrophic freeze and failures of the Texas energy supply, a modest expansion to the medical cannabis program, the Texas Compassionate Use Program (“TCUP”), did pass. TCUP provides low-THC cannabis to registered patients who have a prescription from their physician. This legislation added post-traumatic stress disorder, any form of cancer, and any condition that is part of a medical cannabis research program to the list of conditions which qualify patients for TCUP. The legislation also raised the overall THC by weight cap from 0.5% to 1.0%. Since the law went into effect on September 1, 2021 through the period ending January 31, 2023, the patient count has risen by more than 450% from approximately 8,200 to just over 45,400 patients and the participating physician count has risen by 67% to just over 680.

On January 17, 2023, Texas announced it will open TCUP for more applications with the expectation that it will issue new medicinal licenses in 2023. The Company or one of its subsidiaries will apply for one of the TCUP licenses prior to the filing date of April 28, 2023.

Our Fresh Produce Segment

We commenced produce operations in 1989 and maintains produce operations under both our U.S. subsidiary, Village Farms L.P., and our Canadian subsidiary, Village Farms Canada Limited Partnership. We own and operate four greenhouse facilities in west Texas totaling 130 acres and one produce greenhouse in Delta, B.C. totaling 60 acres. All of our facilities grew tomatoes in 2022. We also represent third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 55% of our 2022 gross produce revenues.

Approximately 82% of our total 2022 produce sales were tomatoes, 11% were peppers, 5% were cucumbers and 2% were mini-cukes, as compared to total 2021 produce sales which was comprised of 84% tomatoes, 10% peppers, 4% cucumbers and 2% mini-cukes. We sell produce predominantly to retailers in the United States and Canada.

In 2022, 2021 and 2020, approximately 82%, 84% and 84% of our produce sales were in the United States, respectively, with the top two customers comprising 21% of produce sales in 2022, 22% of produce sales in 2021 and 27% in 2020. Retail direct sales were approximately 70%, 69% and 76% of total produce sales for 2022, 2021 and 2020, respectively, with the balance to wholesale customers who service small retailers or other markets such as food service.

There is seasonality in produce revenues. Production is lower in the winter months, compared to the summer months, due to lower light levels in the winter months and our Delta, B.C. greenhouse due to its northern latitude does not produce tomatoes in the winter months. Historically, we have higher sales in our second and third quarters and lower sales, due to lower volumes, in the first and fourth quarters.

The produce business is very competitive, and our primary competition consists of large commercial producers. There is an abundance of growers as discussed in the Greenhouse Vegetable Industry Overview, which has resulted in an oversupplied market where retail customers have the upper hand in price negotiations. In addition, due to the perishable nature of produce, pricing is very sensitive to the daily demand versus supply in each produce category, including our primary category, tomatoes. We try to combat the commoditization of the tomato category by offering unique tomatoes such as the Heavenly Villagio Marzano® and Sinfully Sweet Campari® as a means of distinguishing Village Farms to our retail customers but the large tomato varieties such as tomatoes on the vine (“TOVs”) and beefsteak are still a predominant part of our produce business and industry sales. Our produce business has limited trademark or brand loyalty.

Greenhouse Vegetable Industry Overview

(A) The North American Industry

The greenhouse vegetable industry in North America has experienced expanded development over the past 20 years, particularly in the western regions of the United States, southwest British Columbia and southern Ontario in Canada, and concentrated areas in Mexico. Mexico is the largest producer of greenhouse tomatoes followed by Canada and the United States.

(B) Greenhouse Industry — United States

The majority of greenhouse vegetable producers in the United States are located in the southwestern and western states, where the growing conditions are more ideal for winter growing operations and the possibility of year-round production. New greenhouse facilities have recently been completed and planned in the northern U.S. to be closer to major population centers. These facilities have lights to allow for production in the winter months. Producing in the winter months is advantageous as produce prices are generally higher, although with increasing Mexican production (which produce in the winter months), seasonal pricing fluctuations are gradually decreasing. The majority of greenhouse tomatoes produced in the United States are used for domestic consumption, and producers in the United States benefit from high yields, consistent product quality, year-round supply, and closer proximity to their customers. In order to meet domestic demand, the United States imports a significant portion of its supply of greenhouse tomatoes from Canada and Mexico.

In addition, many U.S. growers of labor-intensive crops rely on immigrant workers from countries such as Mexico. The demand for farm labor in the U.S. continues to grow while the labor supply remains constant or slightly decreasing, leading to rising wages and benefits. U.S. employers may utilize H-2A workers to assist in fulfilling their labor needs. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature for up to ten months over a twelve month period. The H-2A worker adds additional costs to the greenhouse grower as the H-2A program set a Texas state-level minimum prevailing wage of $13.88 in 2022. Additionally, growers must pay for worker expenses, such as transportation costs and housing.

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

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing. Mexican growers are continuing to invest in greenhouses and other technology to improve production and yields. As the greenhouse industry is a labor-intensive business, the labor costs are a significant portion of overhead. Mexico has a considerable wage advantage versus the U.S. due primarily to the lower cost of living in Mexico. The U.S. Federal minimum wage has remained constant since 2019 at US$7.25 per hour; the Texas prevailing hourly wage for H2-A workers was $13.88 in 2022. Mexico’s minimum wage for 2022 was $172.87 Mexican pesos a day or approximately US$9.12 per day and increased to $207.44 Mexican pesos a day or approximately US$10.95 per day on January 1, 2023.

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

Intellectual Property

We have registered many trademarks and service marks in the United States, Canada and Mexico. The following is a list of the key trademarks and service marks Village Farms has registered for our produce: Village Farms Logo®, BC Grown Logo®, Texas Grown Logo®, A Revolution in Flavor®, Baby Beefs®, Blissfully Bright®, Cabernet Estate Reserve®, Cheeky Sweets®, Cherry No.9®, Cherry No.9 Fall in Love Again®, Delectable TOV®, Exquisite Heirloom®, Fall in Love Again®, From Our House To Your Home®, Garden Fresh Flavor®, Good for the Earth®, Heavenly Villagio Marzano®, Home Choice®, Hydroperfect®, Hydroperfect Campari®, It Takes a Village®, Juicy Beefsteak®, Lip Smackin’ Grapes®, Lorabella Blossom®, Maverick Mix®, Mini Sensations®, No.9®, Savory Roma®, Scrumptious Mini®, Sensational Sara®, Sinfully Sweet®, Sinfully Sweet Campari®, Sweet Bells®, Ture Rebel Mix®, Village Farms® , Village Fields®, Villagio Chef’s Pack® , Villagio Magic Mix® , Villagio Marzano® and Where Freshness is Always in Season®.

We also have the following trademarks registered for Pure Sunfarms in Canada: Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Everyday PremiumTM, Farm to FlowerTM, Hit The GasTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, SoarTM, Soar CannabisTM , The BakeryTM, Purple Sun GodTM, The Original Fraser Valley Weed Co.TM and NowadaysTM.

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

Employees

We have approximately 1,800 employees and contract workers throughout all of our brands: Village Farms Fresh, Pure Sunfarms, Rose LifeScience, Balanced Health Botanicals and VF Clean Energy. The majority of our employees and contract workers are employed in our produce and cannabis greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy a good working relationship with our employees.

Human Capital

We respect diversity and accordingly are an equal opportunity employer that does not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex or gender (including pregnancy, childbirth and related medical conditions), gender identity or gender expression (including transgender status), sexual orientation, marital status, military service and veteran status, physical or mental disability, protected medical condition as defined by applicable state or local law, genetic information, or any other characteristic protected by applicable federal, state, or local laws and ordinances. Our management team is dedicated to ensuring the fulfillment of this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities, access to facilities and programs, and general treatment during employment. We are proud to bring together individuals from a wide breadth of industries, backgrounds, and experiences, and promotes a culture of belonging. Additionally, we respect the religious beliefs and practices of all employees and will endeavor to make a reasonable accommodation if those religious beliefs or practices conflict with an employee’s job unless the accommodation would impose an undue hardship on the operation of our business.

Paid vacation time is available for all employees in accordance with our Paid Time Off (“PTO”) Policy. In addition to good working conditions and competitive pay, it is our policy to provide a combination of supplemental benefits to all eligible employees. In keeping with this goal, each benefit program has been carefully devised. We provide all full-time employees with life insurance and accidental death & dismemberment (“AD&D”) insurance. Eligible full-time U.S. employees may participate in the Company’s 401(k) savings plan beginning ninety days after the date of hire. Currently, we match a portion of eligible employee contributions.

In Texas, we opted out of the state-run workers’ compensation insurance program. We are self-insured and utilize private insurance to provide benefits to employees in the event of a work-related injury or occupational disease in lieu of workers’ compensation insurance. All employees outside of Texas are covered under our Workers’ Compensation policy, which also covers accidental injuries or illness which occur during working hours or conditions caused by work activities. Both our private insurance and workers’ compensation are paid by us. The private insurer provides for the payment of medical expenses and weekly compensation payments during the period of an employee's work-related injury or illness and we reimburse the private insurer in whole. In addition, we maintain stop gap coverage with their private insurance carrier to prevent the liability of a significant claim. We have a long-standing philosophy of taking pride in our practices to ensure the safety, health, and well-being of our employees. To ensure a safe and healthful workplace environment, we have established a program that serves to outline our commitment to this philosophy and we provide guidance to all employees on the standards for compliance.

In Canada, Village Farms, Pure Sunfarms and Rose Life Sciences offer competitive extended health care and dental benefits which include an additional health spending account, a sponsored group retirement savings plan and wellness days.

In response to COVID-19, we implemented, and continue to improve, appropriate safety programs and protocols to help ensure the safety and well-being of our employees. We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging video conferencing when possible. While we believe we have responded appropriately to mitigate the impacts of the COVID-19 pandemic, as the situation evolves, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce, our customers and the ongoing continuity of our business operations. Those measures might include modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic.

Social Responsibility

We have stood by our core "Good for the Earth" principles since our inception over 30 years ago. Since our inception, we are guided by a Sustainable Agriculture Policy, which integrates three main goals, environmental health, economic profitability, and social and economic equality. Greenhouse growing is the most environmentally sustainable method of farming due to its ability to preserve natural resources, such as reduced water usage while growing more on less land. In Controlled Environment Agriculture, soil erosion, air pollution, and greenhouse gas emissions are largely neutralized. In addition, our investments in the latest technological advancements, and our ability to produce higher yields per square meter, mean there is more GMO-free products grown with little impact to the environment.

Our greenhouses rely on, and have successfully employed, non-chemical methods for pest control known as Integrated Pest Management, whereas beneficial insects largely alleviate the need for pesticides. Our greenhouses utilize biodegradable coconut fiber or rockwool, not soil, to support the plants in a hydroponic solution, so there is no soil erosion or loss of precious nutrients. Pure Sunfarms’ greenhouses installed blackout curtains to reduce energy consumption, mitigate light pollution and protect ecosystems to minimize the impact to the greater Vancouver area. At all greenhouse facilities, we sterilize and recirculate water numerous times. In Texas, discharged water is used to irrigate an adjacent track of land where a local rancher is then able to graze cattle year-round. In Delta, B.C., Pure Sunfarms collects rainwater throughout the year to minimize the use of external water sources at one of its greenhouses. All the Company's Delta, B.C. greenhouses utilize renewable hydroelectricity as their main power source.

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

Balanced Health is focused on product quality and conducts internal and third-party quality testing across the supply chain and at all stages of the cannabinoid creation process to confirm the purity and concentration of its products. All hemp utilized by BHB is required to be non-GMO, pesticide free and is tested for compliance. Balanced Health is one of thirteen companies awarded U.S. Hemp Authority Certification for its commitment to quality and safety of its products and has also achieved Generally Recognized as Safe designation, an evaluation that its products are recognized as safe for consumption for full-spectrum, broad-spectrum and isolate CBD.

We have memberships in core industry associations such as the United Fresh Produce Association and the Produce Marketing Association, where leaders explore strategies and provide solutions to expand fresh produce consumption and strive to feed a growing world population. Pure Sunfarms is the founder of Cannabis Cultivators of B.C. dedicated to advocating for the growth of a responsible cannabis industry and advancing a favorable social, economic and business environment for cannabis cultivation in B.C. We continue to contribute and distribute fresh produce to help feed those in need, as well as champion volunteer efforts in national food banks, such as Feeding America and Conscious Alliance. Donation efforts to food banks and food pantries are also localized in all the regions where company offices and facilities are located. On a community level, local involvement in organizations such as the Canadian Cancer Society, American Lung Association, Wounded Warrior Fund, NAACP education fund, Rotary clubs, hospitals, and community art outreach activities, are just some of the diverse charitable contributions we support.

Corporate Information

Village Farms is a publicly traded company in the United States on The Nasdaq Stock Market LLC (“Nasdaq”), under the symbol “VFF”. VFF is a corporation existing under the Business Corporations Act (Ontario). Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3 (telephone: 604-940-6012).

VFF’s principal operating subsidiaries as of December 31, 2022 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc., Pure Sunfarms Corp., Balanced Health Botanicals, LLC and Rose LifeScience Inc. VFF also owns an 85% ownership in Leli, and a minority interest in Altum International Pty Ltd.

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding Village Farms, at www.sec.gov. We make available free of charge at our website, www.villagefarms.com, all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K, and the reference to our website in this Annual Report on Form 10-K is an inactive textual reference only.

We are also a reporting issuer under the securities laws of each of the provinces and territories of Canada and accordingly our public filings with Canadian securities regulators are available under our issuer profile at www.sedar.com.

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

Business and Operational Risk Factors

•
We may be unable to regain profitability.
•
We will need additional financing to maintain and further develop our business.
•
We are dependent on the success of Pure Sunfarms, which has a limited operating history in the cannabis industry.
•
We are subject to restrictive covenants under our Credit Facilities (as defined in Liquidity and Capital Resources below).
•
Rising interest rates will increase our debt service costs and negatively impact our cash flows, as well as add additional burden on our ability to meet our bank covenants.
•
We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance, and operations for Pure Sunfarms.
•
There can be no assurance that our current acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
•
Our potential international expansion may heighten our operational risks.
•
There can be no assurance that future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations.

Industry Risk Factors

•
We face risks inherent in an agricultural business.
•
The legal cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated.
•
Our success depends on our ability to attract and retain customers.
•
Pure Sunfarms and Rose LifeScience may be affected by cannabis supply and demand fluctuations.
•
We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.
•
We face significant competition in the cannabis industry.
•
Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and CBD industries may further intensify competition.
•
Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis.

•
Pure Sunfarms and Rose LifeScience are subject to cannabis-related security breaches, which could result in significant losses.
•
We face risks associated with cross-border trade.
•
Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Legal and Regulatory Risks Factors

•
Our cannabis operations in Canada require licenses to grow, store and sell cannabis.
•
Our cannabis operations in Canada are subject to laws, regulations and guidelines related to the cannabis industry including marketing restrictions under the Cannabis Act.
•
Our cannabis operations in Canada are subject to Canadian supplier standards.
•
The ability of our Canadian cannabis companies to sell cannabis may be restricted by the Canadian Free Trade Agreement.
•
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.
•
Restricted access to banking, including anti-money laundering laws and regulations may adversely impact our business.
•
Changes in the laws, regulations and guidelines governing cannabis, hemp or cannabis/hemp derived products may adversely impact our business in the jurisdictions where we operate.
•
We may be subject to product liability claims.
•
Our greenhouse produce business is subject to certain regulations at both the federal and provincial/state level.
•
We are subject to environmental, health and safety, and other governmental regulations and we may incur material expenses in order to comply with these regulations.
•
Our Balanced Health business is subject to FDA and USDA regulation.

Labor and Employment Risks Factors

•
Our operations are dependent on labor availability which includes accessing government sponsored foreign labor programs in both the United States and Canada.
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
•
The IRS and Canada Revenue Agency may challenge our transfer pricing.
•
U.S. Holdings may be considered a U.S. real property holding corporation, which may result in income and withholding taxes with respect to a distribution by U.S. Holdings to VF Opco.

Common Shares Risk Factors

•
The market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value.
•
Future issuances or sales of our Common Shares by us or by our shareholders could cause our share price to fall.
•
There is no assurance that we will continue to meet the listing standards of the Nasdaq.

•
The exercise of all or any number of outstanding stock options, the award of any additional options, restricted stock units or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your Common Shares.

General Risk Factors

•
Inflation may continue to rise and increase our operating costs.
•
It may be difficult for non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence.

BUSINESS AND OPERATIONAL RISK FACTORS

We may be unable to regain profitability.

Our ability to generate net earnings and return to profitability is based, in part, on our ability to manage our cannabis profit margins and earnings before interest, tax, depreciation and amortization (“EBITDA”), as well as maintaining tomato production at a low-cost structure to increase our produce margins. These margins are dependent upon our ability to sell our products profitably and to be the supplier of choice to our customers. The failure to execute on our low-cost structure in our produce business at favorable margins or an increase in cost of goods or operating costs will have a material adverse effect on the financial condition, results of operations, and cash available.

One of our principal objectives is to pursue operational efficiencies. Profitability depends in significant measure on our ability to, among other things, successfully manage, identify, and implement operational efficiencies. There can be no assurance that we will be successful in managing our cost control and productivity improvement measures. In addition, a failure to achieve a low-cost structure through economies of scale or continue to improve our cultivation and manufacturing processes could have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

We may need additional financing to further develop our business.

The continued operations and development of our business may require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. For example, on January 26, 2023, we completed a registered direct offering for the purchase and sale of an aggregate 18,350,000 Common Shares at a public offering price of US$1.35 per Common Share for gross proceeds of approximately US$25 million coupled with 18,350,000 warrants with an exercise price of US$1.65 (the “2023 Equity Offering”). Additionally, in 2022, we implemented an at-the-market (“ATM”) program through which we have sold 3,175,000 shares for proceeds of US$6.9 million as of March 8, 2023. We will require additional equity financing which may have a dilutive effect and may not be achievable due to market conditions or other reasons. The failure to raise such capital could result in the delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

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

We have also provided full recourse guarantees and have granted security interests in respect of the FCC Term Loan with Farm Credit Canada (“FCC”), which matures in April 2025. We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our produce operating loan (“Operating Loan”), which matures in May 2024. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. An inability to draw down upon our Operating Loan, or to amend or replace the Operating Loan on favorable terms (or at all), could have an adverse effect on our businesses and our financial condition.

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

We are dependent on the success of our Canadian Cannabis business which has a limited operating history in the cannabis industry.

Our Canadian Cannabis business has a limited operating history. Our Canadian Cannabis business is therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources. In addition, we have incurred and anticipate that we will continue to incur substantial expenses relating to the development and ongoing operations of our Canadian Cannabis business. The payment and amount of any future dividend and shareholder loan repayments to the Company from Canadian Cannabis business will depend upon, among other things, its available cash flows, after taking into account its operating and capital requirements. There is no assurance that we will be successful in achieving a return on our Canadian Cannabis business and the likelihood of success must be considered in light of the early stage of its operations and heavy tax burden on all Canadian cannabis companies.

Our Canadian Cannabis business may incur losses in the future for a number of reasons, including as a result of unforeseen expenses, regulatory impediments, unforeseen difficulties, complications and delays, the other risks described in these “Risk Factors” and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. Because of the numerous risks and uncertainties associated with producing and selling cannabis and cannabis-derived products, we are unable to accurately forecast operating results to predict when, or if, we will be able to sustain our profitability. If our Canadian Cannabis business is unable to sustain profitability, the market price of our Common Shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

The ability of our Canadian Cannabis business to grow will depend on a number of factors, many of which are beyond our control, including, but not limited to, the number of licensed retail cannabis stores, a reduction in excise tax burden, the availability of sufficient debtor capital on suitable terms, changes in laws and regulations respecting the production and sale of cannabis products, competition from other entities licensed under the Cannabis Act, its ability to recruit and retain sufficient experienced personnel and its ability to expand into international operations and sales. In addition, our Canadian Cannabis business is subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. As the operations of our Canadian Cannabis business grow in size, scope, and complexity and as it identifies and pursues new opportunities, our Canadian Cannabis business may need to increase in scale its infrastructure (financial, management, informational, personnel and otherwise).

Our success depends on our ability to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain customers, including but not limited to the ability to continually grow and distribute desirable produce and cannabis.

For our Canadian and U.S. Cannabis businesses, the successful implementation of a customer acquisition plan and the continued growth in the aggregate number of potential customers are critical to the ability to attract and retain customers. Even if the products of our Canadian and U.S. Cannabis businesses achieve initial retail success, our long-term success is significantly dependent upon the ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote the products of our Canadian and U.S. Cannabis businesses will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our failure to acquire and retain customers and the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets, could have a material adverse effect on our business, operating results and financial condition.

We are subject to restrictive covenants under our Credit Facilities (as defined in “Liquidity and Capital Resources” below).

Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expand into new business lines. On December 31, 2022, we were not in compliance with one financial covenant under our Term Loan and accordingly we obtained a waiver from FCC for the annual test on December 31, 2022 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year. We were also not in compliance with some of the financial covenants of our FCC Term Loan on December 31, 2021 (the annual testing date) but likewise had obtained a waiver from FCC for our annual 2021 financial covenants. There can be no assurance that we will be in compliance with the future financial covenants and that we would be able to obtain a future waiver from our creditors for any non-compliance in connection with the next testing date.

Generally, non-compliance with our covenants may increase a risk of default on our debt (including by a cross-default to other credit agreements. If we are unable to comply with our debt covenants in the future, we may seek a waiver and/or an amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. In addition, a default on all or some portion of the Credit Facilities may result in foreclosure on our collateral, which includes promissory notes, a first mortgage on the owned controlled environment agriculture (high tech greenhouse) properties, and general security agreements over our assets. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We expect that the cost of our debt will increase as a result of higher interest rates.

We expect that higher interest rates will increase our cost of debt compared to prior years. Currently, we forecast that the incremental interest burden will be more than interest expense in 2022. This will negatively impact our operational cash flows and increase our debt service costs, which will result in needing a higher EBITDA to cover our existing bank covenants. We have no visibility into the timing or extent of interest rate decreases in the future and accordingly, we may continue to experience increased cost of debt in future periods.

We expect to incur ongoing costs and obligations related to infrastructure, growth, regulatory compliance, and operations for our Canadian Cannabis business.

Our Canadian Cannabis business expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition, and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than expected, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in these “Risk Factors”, and unforeseen expenses, difficulties, complications and delays, and other unknown events.

Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs and potential supply disruptions.

Our business is dependent on a number of key inputs and their related costs including raw materials, packaging materials and supplies related to our growing operations, as well as electricity, water, and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, and operating results. Our controlled environment agriculture operations consume considerable energy for heat and carbon dioxide production and are vulnerable to rising energy costs. Energy costs have shown volatility, which has and may continue to adversely impact our cost structure. Should the cost of energy rise, and should we face difficulties in sustaining price increases to offset the impact of increasing fuel costs, gross profit margins could be adversely impacted.

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

In particular, we may not have the capacity to meet customer demand or to meet future demand when it arises in respect of our Canadian and U.S. Cannabis businesses. In addition, delays in obtaining, or conditions imposed by, regulatory approvals and quality control and health concerns in respect of these businesses could have a negative effect on our growth strategy. If we cannot manage growth in these markets effectively, it may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

From February 13-17, 2021, a major winter and ice storm with extremely cold temperatures impacted parts of the United States and Canada and in particular Texas. The unprecedented winter storm caused electricity demand in Texas to increase dramatically as Texas facilities were not built for such climate conditions. The storm caused major problems with sources of electricity, due to frozen wind turbines, natural gas production losses, and power generator outages, leading to a short-term situation in which demand vastly exceeded supply within the Texas power grid, which is not connected to the larger U.S. power grid. The loss of fuel supply and power generating capacity forced the Electric Reliability Council of Texas (“ERCOT”), the nonprofit grid operator, to declare an Energy Emergency Alert Level 3 and begin rotating power outages. Throughout the 5-day emergency period, the real-time price for electricity elevated to the maximum allowable price of $9,000 per MWh, which is more than 100 times higher than the prices observed in early February 2021 and historical February pricing. In order to mitigate future price instability, in winter months, we have initiated fixed contracts for a significant portion of its anticipated electricity requirements at all our Texas facilities. In addition, we reassessed our back-up systems to ensure that the greenhouses have enough capacity to produce the required electrical output if an outage occurs again in the future. While we maintain fixed contracts for a portion of our anticipated electricity requirements and have improved back-up systems, the impact of a future similar event may adversely impact our business operations and financial condition.

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

In particular, because our Canadian Cannabis business is engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with obtaining insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. Further, our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks inherit in the business. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede liquidity, profitability, or solvency.

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

There can be no assurance that our previous, current or potential future acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We have made, and may in the future make, acquisitions in and investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that our acquisitions, investments or expansion of scope of existing relationships will achieve the expected benefits to our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations.

Historically, our senior management and board have been engaged in discussions surrounding the strategic direction of the Company in light of, among other things, the rapid growth and substantial changes in the cannabis industry and the other businesses in which we operate. As part of these discussions, our senior management and board from time to time have considered, and may consider in the future, various transactions in the context of our long-term business plan, including mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions. We have also been approached from time to time by parties wishing to discuss potential commercial or acquisition opportunities. In certain cases, we have entered into confidentiality agreements with third parties under which we have provided certain non-public information to those parties.

We can provide no assurance that any such discussions will result in a transaction or that any such transaction ultimately will have a positive impact on our business, prospects, financial condition, or results of operations.

Our business and operating results rely on effective quality control.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by potential design flaws, the quality training program, and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhered to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

Our products may be subject to recalls.

Manufacturers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have put in place detailed procedures for testing our products, there can be no assurance that any quality, potency, or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for products and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by entities licensed under the Cannabis Act generally, including the cannabis products sold by our Canadian Cannabis business.

We face risks related to cyber security attacks and other incidents.

Cyber security has become an increasingly problematic issue for issuers and businesses around the world, including us. Cyber security attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. We are also at risk of theft of propriety data for the purposes of extracting payment for its return (ransomware attack). We maintain cyber security insurance and have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Our potential international expansion may increase our operational risks.

Any expansion by us into jurisdictions outside of Canada and the United States is subject to additional risks, including political, economic, legal, and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis, cannabis-derived products, hemp, or CBD, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis, hemp and CBD businesses more generally.

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

In particular, cannabis plants can be vulnerable to various pathogens including bacteria, fungi, viruses, and other miscellaneous pathogens. Such instances often lead to reduced crop quality, reduced potency, stunted growth and/or death of the plant. Moreover, cannabis is phytoremediative, meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals, and other compounds that may be present in agricultural materials. If the cannabis of Pure Sunfarms or Rose LifeScience is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, the Canadian cannabis product may not be suitable for commercialization and Pure Sunfarms or Rose LifeScience may have to destroy the applicable portions of our crops. Crops lost due to pathogens, toxins, chemicals, or other undesirable compounds may have a material adverse effect on our business and financial condition.

Our tomato plants are vulnerable to the tomato brown rugose fruit virus (“ToBRFV”). All of our tomato facilities have been negatively impacted by ToBRFV over the past several years. ToBRFV is an identified virus affecting tomatoes, peppers and possibly other plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and may not be able to be eradicated even with a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV leads reduced crop quantity, ending a crop cycle early or result in the loss of an entire crop in one of our greenhouse facilities. In addition, delivery of tomato crops across the U.S.-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry. Crops lost to ToBRFV may have a material adverse effect on our business and financial condition. Produce seed companies are in the process of developing tomato varieties that are resistant to ToBRFV; however, they are in the early stages of the development process and we can provide no assurance as to the timing or effectiveness of such varieties. ToBRFV-resistant varieties will also need to be commercially viable with respect to yields and taste. It is expected that it will be several years before the negative impact of ToBRFV on the tomato industry is resolved and accordingly, our produce business may suffer in the meantime, which may have a material adverse effect on our results of operations.

The legal cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated.

As federal License Holders under the Cannabis Act, our Canadian Cannabis business (specifically, Pure Sunfarms and Rose LifeScience) is operating in the relatively new cannabis industry and market in Canada, and our U.S. Cannabis business is operating in the relatively new hemp-derived CBD industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in these industries and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the health benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the health benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for our cannabis and cannabinoid products.

Accordingly, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Furthermore, we can provide no assurance that high-THC cannabis will ever become federally legal in the United States. Any event or circumstance that adversely affects the cannabis and hemp-derived CBD industries could have a material adverse effect on our business, financial condition, and results of operations.

Our Canadian Cannabis business may be affected by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have most recently and may continue to produce more cannabis than the current adult-use demand. In order to meet the initial adult-use demand, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. Recently, due to oversupply within the industry, some Licensed Producers are reducing capacity by shuttering cultivation facilities and others are filing under the Companies’ Creditors Arrangement Act of Canada. Adult use demand for cannabis products is dependent on a number of social, political, and economic factors that are beyond our control including the pace of new retail cannabis stores, which could be slowed by the impact of COVID-19. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

Currently, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act are producing more cannabis than is needed to satisfy the collective demand of the Canadian adult-use markets. As a result, the available supply of cannabis exceeds demand, resulting in a significant decline in the market price for cannabis. If this continues, there is no assurance that Pure Sunfarms or Rose LifeScience would be able to generate sufficient revenue from the sale of adult-use cannabis to be profitable. Ultimately, Canadian adult-use market demand may not be sufficient to support our current or future products or business.

In addition, our Canadian Cannabis business competes against illicit cannabis producers who are not subject to the same tax regime, regulations and costs. Supply, often at lower prices, from non-licensed producers also impact market pricing and overall supply-demand dynamics.

We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.

We believe that the cannabis and CBD industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis or CBD products distributed to consumers. Such categories of products, having previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. Perception of the cannabis or CBD industry and products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in Canada and in other countries relating to the consumption of cannabis or cannabinoid products, including unexpected safety or efficacy concerns arising with respect to cannabis or cannabinoid products or the activities of industry participants.

There can be no assurance that future scientific research, findings, regulatory investigations or proceedings, regulatory enforcement activities, litigation, political statements, media attention or other research findings or publicity will be favorable to the cannabis or CBD markets or any particular cannabis or cannabinoid products or will be consistent with earlier publicity. Adverse future scientific research reports, findings, regulatory investigations or proceedings, and political statements, that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our Canadian cannabis or cannabinoid products. There is little long-term data with respect to side effects and/or interaction with individual human biochemistry of various cannabis products. As a result, the cannabis or cannabinoid products of our Canadian and U.S. Cannabis businesses could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or CBD, our Canadian and U.S. Cannabis business’ current or future products, the use of cannabis or CBD for medical purposes or associating the consumption of cannabis or CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis or cannabinoid products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

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

Our Canadian Cannabis business faces significant competition from business entities and individuals who are licensed under the Cannabis Act to participate in the adult-use cannabis industry. The Cannabis Act has established a licensing regime for the production, testing, packaging, labeling, delivery, transportation, distribution, sale, possession, and disposal of cannabis for adult-use. Health Canada continues to accept and award new licenses under the Cannabis Act for all cannabis activities.

If Pure Sunfarms or Rose LifeScience are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our anticipated addressable market may be reduced, and could adversely affect our ability to meet our business and financial targets, and our results of operations may be adversely affected.

Our Canadian Cannabis business also faces competition from existing entities licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our Canadian cannabis competitors may be more successful in gaining market penetration and market share. The commercial opportunity for our Canadian Cannabis business in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our Canadian cannabis products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our Canadian cannabis products and receive more favorable publicity than our Canadian cannabis products. If our Canadian cannabis adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not sustain its profitability.

If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, our Canadian Cannabis business will require a continued level of investment in research and development, marketing, sales, and operations. Our Canadian Cannabis business may not have sufficient resources to maintain research and development, marketing, sales, and operations efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations.

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

Our Canadian Cannabis business also faces competition from illegal cannabis operations that are continuing to sell cannabis to individuals, despite not having a valid license under the Cannabis Regulations. We do not expect the Canadian government to actively enforce current laws against the illegal cannabis operations, but rather over the course of time, the Canadian government expects legal operators to force the closure of the illegal cannabis operations due to economic factors. Furthermore, given the restrictions on regulated retail cannabis as well as higher costs and taxes for regulated products, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience and/or price.

Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and CBD industries may further intensify competition.

The cannabis and CBD industries are undergoing rapid growth and substantial change, and the legal landscape for recreational cannabis and CBD is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of recreational cannabis and other cannabinoid-containing product, such as CBD, in some form. Entry into the cannabis and cannabinoid market in which we participate by international competitors, including that enabled by potential change in existing regulations restricting such entry, might increase competition and lower the demand for the products of Canadian and U.S. Cannabis businesses on a global scale.

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

The parties with whom we do business, or would like to do business with, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in the United States and Canada, as well as other countries, particularly in the financial services and insurance industries.

Our Canadian and U.S. Cannabis businesses are subject to cannabis-related security breaches, which could result in significant losses.

Given the nature of the products and the limited legal channels for distribution of our Canadian and U.S. Cannabis business products, as well as the concentration of inventory in our facilities, despite meeting or exceeding regulatory security requirements (including those of Health Canada), there remains a risk of inventory shrinkage due to theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the products of Pure Sunfarms or Rose LifeScience, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our revenues may be impacted by fluctuating demand for our products.

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

The produce, cannabis and CBD industries are highly competitive and sensitive to changes in demand and supply. The price of our products is affected by many factors including control of the distribution channel by large, big box retailers (for produce), control of the distribution channel by provincial boards (for Canadian cannabis), quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demand for our products decreases, our financial condition and results of operations may be materially adversely affected.

We may be negatively affected by the customer and vendor credit risk.

Because of the recent volatility in the nascent cannabis and CBD sector generally, certain customers and vendors of our Canadian and U.S. Cannabis businesses may encounter financial difficulties that could result in those entities being unable to collect some or all of their accounts receivable from their customers and possibly the inability to obtain certain products sourced outside of our own facilities.

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

Our Canadian and U.S. produce is actively sold cross-border. In addition, we utilize third party suppliers to grow and distribute produce from Canada and Mexico. Markets in the United States, Canada and Mexico may be affected from time to time by trade rulings and the imposition of customs, duties, and other tariffs. There can be no assurance that our financial condition and results of operations will not be materially adversely affected by trade rulings and the imposition of customs duties or other tariffs in the future. Furthermore, there is no assurance that further trade actions will not be initiated by U.S. producers of greenhouse or field grown vegetables. Any prolonged disruption in the flow of our product across the U.S.-Canada and U.S-Mexico border could have an adverse effect on our financial condition and results of our produce operations.

Our Canadian Cannabis business exports certain products to international markets (currently Australia and Israel) and may export products to other international markets in the future. International markets are subject to substantially similar regulatory and international demand and supply risks that our Canadian cannabis business is subject to in Canada.

Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Our top ten produce customers accounted for approximately 56% and 59% of total produce revenue for the years ended December 31, 2022 and 2021, respectively. As a result of continuing consolidation of the retail grocery industry, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

Our Canadian cannabis business is focused on recreational (adult-use) sales which are primarily sold through the various Provincial boards who are effectively the sole wholesaler in their respective Provinces. As such, we had a concentration of adult-use branded sales to our three biggest provincial boards for the years ended December 31, 2022 and 2021 of 93% and 94%, respectively. If we are unable to sell to these provincial boards in the future for any reason, we expect that our revenues would decline and our results of operations would be negatively affected, and the impact on our overall results could be material.

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

The activities of our Canadian Cannabis business is subject to various laws, regulations and guidelines by governmental authorities, particularly under the Cannabis Act, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, pricing, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, insurance coverage, the conduct of operations and the protection of the environment, among other areas. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our Canadian cannabis activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on its products and services. We endeavor to comply with all relevant laws, regulations, and guidelines. Health Canada inspectors routinely assess the facilities of our Canadian Cannabis business for compliance with applicable regulatory requirements. Furthermore, the import and export of its products from and into any jurisdiction is subject to the regulatory requirements of each such jurisdiction. To the best of our knowledge, we are in material compliance with all such laws, regulations and guidelines; however, any failure by Pure Sunfarms or Rose LifeScience to comply with the applicable regulatory requirements could lead to possible sanctions, including the revocation or imposition of additional conditions on licenses to operate its business; the suspension or expulsion from a particular market or jurisdiction or of its key personnel; and/or the imposition of additional or more stringent inspection, testing and reporting requirements. Any of the foregoing could require extensive changes to the operations of Pure Sunfarms or Rose LifeScience; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on its operations; harm our reputation or give rise to material liabilities or a revocation of the licenses and other permits of Pure Sunfarms or Rose LifeScience. There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business and may have material adverse effect on our results of operations and financial condition.

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

In addition, the governments of every Canadian province and territory have, to varying degrees, established regulatory regimes for the distribution and sale of cannabis for adult-use purposes within those jurisdictions. There is no guarantee that legislation respecting adult-use retail will remain unchanged or create the growth opportunities that we currently anticipate. As the laws continue to evolve, and the distribution models mature, there is no assurance that provincial and territorial legislation enacted for the purpose of regulating recreational cannabis will continue to allow, or be conducive to, our business model. Differences in provincial and territorial regulatory frameworks could result in, among other things, increased compliance costs, and increased supply costs. Any of the foregoing could result in a material adverse effect on our business, financial condition, and results of operations.

Additionally, although we do not have any federally prohibited cannabis-related operations in the U.S., certain members of our management team and board of directors are located in the U.S., and we may be subject to risks with respect to changes in cannabis regulation and enforcement in the U.S.. Any changes in the U.S. regulatory regime, or the scope and extent of the enforcement thereof, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our cannabis operations in Canada are subject to marketing restrictions under the Cannabis Act.

The development of our Canadian cannabis business and operating results may be hindered by applicable restrictions on production, sales and marketing activities imposed on Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act by Health Canada. All products distributed by Pure Sunfarms or Rose LifeScience into the Canadian adult-use market need to comply with requirements under Canadian legislation, including with respect to product formats, product packaging and labelling, and marketing activities around such products. Among other restrictions, the Cannabis Act prohibits testimonials and endorsements, lifestyle branding, and promotion that is appealing to young persons. As such, the portfolio of brands and products for our Canadian Cannabis business must be specifically adapted, and our marketing activities carefully structured, to enable our Canadian cannabis operations to develop its brands in an effective and compliant manner. If Pure Sunfarms or Rose LifeScience are unable to effectively market cannabis products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for cannabis products, then our sales and operating results could be adversely affected.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We provide no assurance that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.

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

As the cannabis products of our Canadian and U.S. Cannabis businesses are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis and cannabinoid products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

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

Our produce business is subject to certain regulations.

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

Our facilities could experience incidents, malfunctions or other unplanned events that could result in discharges in excess of permitted levels resulting in personal injury, fines, penalties or other sanctions and property damage. We must maintain a number of environmental and other permits from various governmental authorities in order to operate. Failure to maintain compliance with these requirements could result in operational interruptions, fines or penalties, or the need to install potentially costly pollution control technology. Compliance with current and future environmental laws and regulations, which are likely to become more stringent over time, including those governing greenhouse gas emissions, may impose additional capital costs and financial expenditures, which could adversely affect operational results and profitability.

Our U.S. Cannabis business is subject to FDA and USDA regulation.

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

The controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaping products, including vaporizer devices and/or products used within such devices (such as vaping liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaping liquids used with these devices - such as THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaping products. Some states, provinces, territories and municipalities in Canada and the United States have already taken steps to prohibit the sale or distribution of vaping products, restrict the sale and distribution of such products or impose restrictions on flavours or use of such vaporizers. This trend may continue, accelerate and expand.

This controversy could well extend to non-nicotine containing vaping devices and other product formats. Any such extension could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaping products is ongoing and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

In Canada, vaping products that contain cannabis are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada has proposed new regulations that would place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories.

The provincial governments in Quebec, Alberta and Newfoundland and Labrador have imposed certain provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavours of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavours in inhaled cannabis extracts as it claims that the availability of flavours is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavour, other than the flavour of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021. If new regulations are enacted they would come into force 180 days from the day of registration, a date which has yet to be determined. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in the face of unexpected changes in market conditions.These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaping products including, vaporizers, electronic cigarettes, vaping liquid and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on vaping products could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations are labor intensive, particularly during peak harvest months. In Canada, most of our labor is supplied by contract labor suppliers on short-term contracts and workers hired through the Seasonal Agriculture Workers Program. There can be no assurance that we will be able to source sufficient skilled laborers in the future. Previously, due to the COVID-19 pandemic, the Canadian government closed its borders to all foreign people, but subsequently, due to the negative impact on the Canadian agricultural industry, decided that foreign worker programs would continue subject to new rules and regulations such as a mandatory 14-day quarantine period. Any disruption in the Canadian foreign worker program could have a detrimental impact on our ability to cultivate fresh produce.

In the case of the facilities in west Texas, a significant portion of our labor are documented workers residing in Mexico who cross the U.S. border on a daily basis into Texas. In 2020, as a response to the COVID-19 pandemic, the U.S. government closed the U.S.-Mexico border but determined that agricultural workers were essential, and we have not had any disruption to our Mexican labor force. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. We use H-2A workers to assist in fulfilling some of our labor needs in Texas. The H-2A workers have a mandated state-level minimum wage and we pay for some additional worker costs, such as transportation to/from our facilities, housing and visa expenses. Any disruption in the H2-A foreign worker program could have a detrimental impact on our ability to cultivate fresh produce. There can be no assurance that we would be able to continue our Texas operations without our Mexican workforce, if any decision is made to close the U.S./Mexico border permanently or temporarily.

In addition, we are situated in the Texas “oil and gas patch” and finding and retaining farm workers at affordable rates is an ongoing challenge. Any shortage of such labor could restrict our ability to operate our greenhouses profitably, or at all.

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

Due to the perishable and premium nature of our produce products, we depend on fast and efficient road transportation to distribute our products. Any prolonged disruption of this transportation network could have an adverse effect on our financial condition and results of operations. In addition, the use of third-party transportation services can cause logistical problems with and delays in customers obtaining their orders and cannot be directly controlled by us. Any delay by third party transportation services may adversely affect our financial performance. In addition, rising costs associated with third-party transportation services used by our produce business to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

Canadian adult-use distribution rules take various forms on a province-by-province basis and often require our cannabis business to employ third parties to deliver to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on our Canadian cannabis sales volumes or end- users’ satisfaction with the products of Pure Sunfarms or Rose LifeScience. Rising costs associated with third-party transportation services used by Pure Sunfarms or Rose LifeScience to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

Moreover, security of the product during transportation to and from our Canadian cannabis facilities is critical due to the nature of the product. A breach of security during transport could impact our future ability to continue operating under our Licenses or the prospect of renewing our Licenses and could have a material adverse effect on our business and results of operations.

We rely on third-party distributors.

We may rely on third-party distributors for the distribution of our products. We rely on third-party distributors to transport and distribute produce from Texas, Mexico and Canada to our distribution centers and directly to customers. In addition, our Canadian Cannabis business relies on Canadian provincial regulatory boards and private retailers and may in the future rely on other third parties, to distribute cannabis products. If these distributors do not successfully carry out their contractual duties, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and otherwise harm our business.

Our operations depend on our key executives.

We depend heavily on each member of our management team and the departure of a member of management could cause our operating results to suffer. We maintain a “key person” insurance policy on one member of our management team. Our future success will depend on, among other things, our ability to keep the services of this key executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and retaining the services of executives and other employees that we require. The loss of the services of, or our inability to hire, executives or key employees could hinder our business operations and growth.

In addition, our Canadian cannabis business is dependent on its ability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of our Canadian cannabis segment, results of operations of the business and could limit our ability to develop and market our cannabis-related products. The loss of any of Canadian cannabis senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and our Canadian cannabis businesses may not be able to find adequate replacements on a timely basis, or at all.

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

TAX RISK FACTORS

If the Company is classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, certain generally adverse U.S. federal income tax consequences could apply to U.S. investors.

In general, a non-U.S. corporation will be a PFIC if (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of its assets produce, or are held for the production of, passive income. Based on the Company’s current and expected income, assets, and activities, we do not expect the Company to be classified as a PFIC for the current taxable year or in the foreseeable future. However, the PFIC determination is made annually at the end of each taxable year and depends on a number of factors, some of which are beyond the Company’s control, including the value of its assets and the amount and type of its income. Accordingly, there can be no assurance that the Company will not be classified as a PFIC for any taxable year or that the Internal Revenue Service (“IRS”) will agree with our belief regarding the Company’s PFIC status. If the Company were classified as a PFIC, a U.S. person who owns Common Shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes deemed deferred as a result of the Company’s non-U.S. status, and additional U.S. tax filing obligations, regardless of the number of Common Shares owned. Certain elections might be available to mitigate the foregoing adverse tax consequences. U.S. investors are urged to consult their own tax advisers regarding the implications of the PFIC rules for an investment in Common Shares.

VF Canada GP and VF Canada LP may be deemed to maintain a U.S. permanent establishment for tax purposes.

Under the Canada-U.S. Income Tax Convention, the United States is permitted to tax the business profits of a Canadian resident that are attributable to a permanent establishment (“PE”) of that Canadian resident located in the United States. A Canadian resident generally will be treated as maintaining a PE in the United States if, among other situations, an agent of the Canadian resident (other than an independent agent acting in the ordinary course of its business) has, and habitually exercises in the United States, the authority to conclude contracts in the name of the Canadian resident.

Due to the cross-border activity of certain of our employees, the United States may deem VF Canada GP and VF Canada LP to maintain a U.S. PE. In such case, VF Canada GP and VF Canada LP generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal net income tax with respect to their business profits attributable to such PE. These tax consequences could have a material adverse effect on our business, financial condition, and results of operations.

Changes in tax treatment of companies engaged in e-commerce could materially affect our financial condition and results of operations.

Because we engage in e-commerce activity, we may face an increased exposure to tax liability. The U.S. Supreme Court addressed the taxation of e-commerce in South Dakota v. Wayfair Inc., holding that a state may now enforce or adopt laws that require an e-commerce retailer to collect and remit sales tax, even if the e-commerce retailer has no physical presence within the taxing state. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices that impose sales or similar value-added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-commerce retailer from sales to customers in the state. If any state were to assert liability for sales tax for prior periods and seek to collect such tax in arrears or impose penalties for past non-payment of taxes, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations by various taxing jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us, including by way of creating additional administrative burdens on us. As a result, our effective income tax rate, as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any failure to comply with these requirements.

We are also subject to U.S. federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. The failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income, or other taxes on e-commerce. New or modified taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also significantly increase our costs of capturing date and collecting and remitting taxes. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

We may be exposed to transfer pricing risks.

Under sales agreements, VF Opco has agreed to sell some of its produce inventory to Village Farms, L.P. (“VFLP”) for resale in the United States, and VFLP has agreed to sell some of its inventory to VF Opco for resale in Canada. We believe the amounts charged for inventory pursuant to these sales agreement reflect the fair market value of the goods sold. However, no assurance can be given in this regard. Based on certain transfer pricing rules, the IRS and the Canada Revenue Agency have, in the past, and may, in the future, challenge such amounts as differing from those that would have been charged between persons dealing at arm’s length. This could result in more tax (and penalties and interest) being due, which could have a material adverse effect on our business, financial condition, and results of operations.

U.S. Holdings may be treated as U.S. real property holding corporation for U.S. federal income tax purposes, which could cause VF Opco to be subject to U.S. federal income tax.

If U.S. Holdings is treated as a "United States real property holding corporation" for U.S. federal income tax purposes, then VF Opco could be subject to U.S. federal net income tax on the portion of a distribution from U.S. Holdings treated as a gain, which could have a material adverse effect on our business, financial condition, and results of operations.

COMMON SHARES RISK FACTORS

Our market price of our Common Shares has been and is likely to continue to be volatile and an investment in our Common Shares could suffer a decline in value.

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to continue as a going concern; (ii) general market conditions; (iii) our ability to raise additional capital and/or secure additional financing on acceptable terms,or at all; (iv) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (v) regulatory and legislative developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable; (vi) our ability to operate in the U.S. and Canada under the circumstances of current economic conditions, including as a result of rising interest rates, inflation and the ongoing and developing COVID-19 pandemic; (vii) potentially unfavorable report published by securities analysts;

(viii) public concern as to the safety of the products that we and our competitors develop; and (ix) fluctuations of shareholder interest in our Common Shares.

Financial markets have recently experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of public entities and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of the Common Shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. As well, certain institutional investors may base their investment decisions on consideration of our environmental, governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to satisfy such criteria may result in limited or no investment in the Common Shares by those institutions, which could materially adversely affect the trading price of the Common Shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, our operations and the trading price of the Common Shares may be materially adversely affected.

Future issuances or sales of our Common Shares by us or by our shareholders could cause our share price to fall.

The issuance of Common Shares by us will result in dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. For example, in January 2023 we completed the 2023 Equity Offering in which we issued an aggregate of 18,350,000 Common Shares as well as Common Warrants to purchase an additional 18,350,000 Common Shares, each exercisable at $1.65 per Common Warrant and will be exercisable commencing in July 2023. Also, in August 2022, we filed a prospectus supplement providing for an ATM. During 2022 we issued 3,175,000 Common Shares generating equity proceeds of US$6.9 million, and we may continue to issue additional Common Shares under the ATM in the future, up to a maximum of $50 million of Common Shares.

In addition, the issuance of Common Shares by us in connection with acquisitions or strategic alliances, or the perception that such additional issuances or sales could occur, could cause the market price of our Common Shares to decline and could have an undesirable impact on our ability to raise capital in the future.

Additionally, sales by existing shareholders of a large number of our Common Shares in the public market could also disrupt the market price of our Common Shares. For example, in June 2022 we filed a prospectus providing for resales from time to time of up to 3,802,055 Common Shares that were issued to the sellers of Balanced Health and Rose LifeScience. We cannot predict the timing or volume of sales of Common Shares by the selling shareholders under this prospectus or the impact such resales may have on our share price.

There is no assurance that we will continue to meet the listing standards of the Nasdaq.

We must meet continuing listing standards to maintain the listing of our Common Shares on the Nasdaq. If we fail to comply with listing standards and the Nasdaq delists our Common Shares, we and our shareholders could face significant material adverse consequences, including: (i) a limited availability of market quotations for our Common Shares; (ii) reduced liquidity for our Common Shares; (iii) a determination that our Common Shares are “penny stock”, which would require brokers trading in the Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Shares; (iv) a limited amount of news and analyst coverage of us; and (v) a decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future. In particular, if we do not maintain a minimum share price of $1 per share for a period of 30 consecutive trading days, we could receive a notice of delisting from Nasdaq. In such circumstances, we would attempt to regain compliance in accordance with applicable grace periods and/or compliance plans in accordance with Nasdaq's requirements; however, we can provide no assurance that we would not be delisted from Nasdaq in the future.

As a public company, we are subject to evolving corporate governance and public disclosure regulations that may from time to time increase both our compliance costs and the risk of non-compliance, which could adversely impact the price of the Common Shares.

Certain Canadian laws could delay or deter a change of control.

Limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Actin Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

The exercise of all or any number of outstanding stock options, the award of any additional options, restricted stock units or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your Common Shares.

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 6, 2023 there were 6,151,854 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $4.14 per share; 4,161,317 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

For the year ended December 2022, the US Bureau of Labor and Statistics reported that inflation increased 6.5 percent as against prices from December 2021. Rising inflation affects our cultivation costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our operating results. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may help to offset a portion of the adverse impact.

Our business may be subject to disruptions as a result of COVID-19 pandemic.

The ongoing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic and any resulting recession or economic slowdown (particularly in Canada and/or in the United States) could reduce our productive capacity, labor availability (see “Our operations are dependent on labor availability” above) and operations generally, may reduce demand for our products (see “our Canadian Cannabis business may be affected by cannabis supply and demand fluctuations” above) and could overall affect our ability to return to profitability. In addition, any significant disruption of global financial markets, reducing our ability to access capital or our Credit Facilities (as defined in Liquidity and Capital Resources above), could negatively affect our liquidity. Any of the foregoing effects from the COVID-19 pandemic could materially adversely affect our business, prospects and future results of operations, and the value of our Common Shares.

Given the ongoing and dynamic nature of the COVID-19 pandemic, we cannot predict the extent to which COVID-19 will impact our financial results and operations in the future, and our results may be materially adversely affected by COVID-19 in 2022.We continue to closely monitor COVID‐19 with a focus on the jurisdictions in which we operate (including our subsidiaries). It is our priority to safeguard the health and safety of our personnel, support and enforce government actions to slow the spread of COVID‐19, and continually assess and mitigate the risks to our business operations. As needed, we have taken responsible measures to maximize the safety of staff working at all of our facilities. This includes reorganizing physical layouts, adjusting schedules to improve physical distancing, implementing extra health screening measures for employees, and applying rigorous standards for personal protective equipment. The production and sale of produce and cannabis has been recognized as an essential service throughout the U.S. and Canada. Cannabis sales in Canada are primarily with government bodies, which continue to offer end customers online ordering and home delivery options. Consumer market retail stores are generally permitted to remain open in the U.S. and Canada subject to adhering to the various health and safety measures. All of our facilities in the U.S. and Canada have remained operational and we work closely with local, national, and international governmental authorities to ensure that we are following the required protocols and guidelines related to COVID‐19 within each region.

The effect of sanctions and an escalation of the conflict in Ukraine may further disrupt supply chains and adversely impact our business.

As a result of the current conflict between Russia and Ukraine and related geopolitical tensions, there have been, and may continue to be, significant adverse impact on fuel, transportation costs and natural resources. Additionally, the governments of the United States, the European Union, Canada and other jurisdictions have announced the imposition of sanctions on certain industry sectors and parties in Russia as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia, could adversely affect, the global supply chain, and the availability and prices of raw materials, energy prices, as well as the global financial markets and financial services industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3.

The following table outlines the Company’s operating greenhouse facilities.

		Growing Area
Greenhouse Facility	Square Feet	Square Meters	Acres	Products Grown
Marfa, TX (2 greenhouses)	2,527,312	234,795	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Fort Davis, TX (1 greenhouse)	1,684,874	156,530	40	Specialty tomatoes
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	Specialty tomatoes
Delta, BC (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Total produce operations	8,073,340	750,038	190
Delta, BC (1 greenhouse) Leased to Pure Sunfarms	1,075,530	99,920	25	Cannabis
Delta, BC (1 greenhouse) Owned by Pure SunFarms	1,100,000	100,000	25	Cannabis
Huntingdon, Quebec (1 indoor controlled growing facility) owned by Rose LifeScience	55,000	2,300	1	Cannabis
Total cannabis operations	2,230,530	202,220	51

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Stock Market LLC under the symbol “VFF”.

Holders of Record

As of February 28, 2023, there were approximately 10 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either Depository Trust Company or The Canadian Depository for Securities Ltd and are considered to be held of record by Cede & Co. or CDS & Co., each such depository representing one shareholder of record.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities, and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended December 31, 2022.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following is a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) (together with the regulations thereto, the “Tax Act”) to a beneficial holder of our Common Shares, Common Warrants and Common Shares issued upon exercise of the Common Warrants (“Common Warrant Shares”) who, for the purposes of the Tax Act and the Canada-United States Income Tax Convention (1980) (the “Treaty”), and at all relevant times, (i) is not and is not deemed to be a resident in Canada, (ii) is a resident of the United States for the purposes of the Treaty and is entitled to the full benefits thereunder, (iii) holds all Common Shares, Common Warrants and Common Warrant Shares as capital property, (iv) deals at arm’s length with and is not affiliated with the Company, and (v) does not use or hold and is not deemed to use or hold our Common Shares, Common Warrants and Common Warrant Shares in connection with a business carried on in Canada (each such holder, a “U.S. Resident Holder”).

This summary is not generally applicable to a U.S. Resident Holder: (i) that is an insurer carrying on an insurance business in Canada and elsewhere, (ii) that is an “authorized foreign bank” (as defined in the Tax Act), (iii) that is a “financial institution” (as defined in the Tax Act) for purposes of the “mark-to-market property” rules; (ii) an interest in which is or would constitute a “tax shelter investment” (as defined in the Tax Act); (iii) that is a “specified financial institution” (as defined in the Tax Act); or (iv) that has or will enter into a “synthetic disposition arrangement” or a “derivative forward agreement” (as those terms are defined in the Tax

Act) in respect of our Common Shares, Common Warrants and Common Warrant Shares. Such U.S. Resident Holders should consult their own tax advisors.

Generally, a U.S. Resident Holder’s Common Shares, Common Warrants and Common Warrant Shares will be considered to be capital property of the U.S. Resident Holder provided the U.S. Resident Holder does not hold such shares and Common Warrants in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

This summary is based upon the current provisions of the Tax Act and the Treaty in force on the date hereof, and the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. This summary takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”) and assumes that all Tax Proposals will be enacted in the form proposed. However, no assurances can be given that the Tax Proposals will be enacted as proposed, or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, administrative, or judicial action or decision, nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein.

This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any particular holder or prospective holder of our Common Shares, Common Warrants and Common Warrant Shares, and no opinion or representation with respect to the tax consequences to any holder or prospective holder of our Common Shares, Common Warrants and Common Warrant Shares is made. Accordingly, holders and prospective holders of our Common Shares, Common Warrants and Common Warrant Shares should consult their own tax advisors with respect to the income tax consequences of purchasing, owning, and disposing of our Common Shares, Common Warrants and Common Warrant Shares in their particular circumstances.

Currency

For the purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our Common Shares, Common Warrants and Common Warrant Shares (including dividends, adjusted cost base and proceeds of disposition) must be expressed in Canadian dollars based on the rate quoted by the Bank of Canada for the applicable day or such other rate of exchange that is acceptable to the Canada Revenue Agency.

Exercise of Common Warrants

No gain or loss will be realized by a U.S. Resident Holder on the exercise of a Common Warrant to acquire a Common Warrant Share. When a Common Warrant is exercised, the U.S. Resident Holder’s cost of the Common Warrant Share acquired thereby will be equal to the aggregate of the U.S. Resident Holder’s adjusted cost base of such Common Warrant and the exercise price paid for the Common Warrant Share. The U.S. Resident Holder’s adjusted cost base of the Common Warrant Share so acquired will be determined by averaging the cost of the Common Warrant Share with the adjusted cost base to the U.S. Resident Holder of all Common Shares of the Company held as capital property immediately before the acquisition of the Common Warrant Share.

Dividends

Dividends paid or credited, or deemed to be paid or credited, on our Common Shares and Common Warrant Shares to a U.S. Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends, subject to reduction under the provisions of the Treaty. Under the Treaty, the rate of Canadian withholding tax applicable to a U.S. Resident Holder that is the beneficial owner of dividends is generally reduced to 15% of the gross amount of the dividends, and, if such U.S. Resident Holder is a company that owns at least 10% of our voting shares at the time of the dividends, the rate of Canadian withholding tax is reduced to 5% of the gross amount of the dividends. U.S. Resident Holders who may be eligible for a reduced rate of withholding tax on dividends pursuant to the Treaty should consult with their own tax advisors with respect to taking all appropriate steps in this regard.

Disposition of Common Shares, Common Warrants and Common Warrant Shares

A U.S. Resident Holder who disposes or is deemed to dispose of a Common Share, Common Warrant or Common Warrant Share will not be subject to tax under the Tax Act on any capital gain realized on such disposition, unless the Common Share, Common Warrant or Common Warrant Share, as applicable, constitutes “taxable Canadian property,” within the meaning of the Tax Act, of the U.S. Resident Holder at the time of the disposition and the U.S. Resident Holder is not entitled to relief under the Treaty.

Generally, a Common Share, Common Warrant and Common Warrant Share of a particular U.S. Resident Holder will not be “taxable Canadian property” of such U.S. Resident Holder at any time at which the Common Shares and Common Warrant Shares are listed on a “designated stock exchange,” within the meaning of the Tax Act (which includes the Nasdaq) unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii)

partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Common Share and Common Warrant Shares, as applicable, was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. Notwithstanding the foregoing, a Common Share, Common Warrant and Common Warrant Share may otherwise be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act.

In the case of a U.S. Resident Holder to whom a Common Share, Common Warrant and Common Warrant Share of the Company represents “taxable Canadian property”, under the Treaty, such a U.S. Resident Holder will generally not be subject to tax under the Tax Act on a capital gain realized on the disposition of such share or Common Warrant, as applicable, unless the value of such share or Common Warrant, as applicable, is derived principally from real property situated in Canada (within the meaning of the Treaty).

In the event that a Common Share, Common Warrant and Common Warrant Share is “taxable Canadian property,” within the meaning of the Tax Act, to a U.S. Resident Holder, such U.S. Resident Holder should consult their own tax advisor as to the Canadian federal income tax consequences of the disposition.

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

Balanced Health, our industry-leading cannabinoid business, extends our portfolio into cannabidiol (“CBD”) consumer products. We also operate a large, well-established produce business under the Village Farms Fresh (“VF Fresh”) brand which sells into food and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, predominantly in Mexico. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market when legally permitted to do so.

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

U.S. Cannabis Segment

Village Farms’ U.S. cannabis segment includes Balanced Health.

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

Energy Segment

Through our subsidiary VF Clean Energy, Inc., we owned and operated a power plant from landfill gas that generated electricity and provided thermal heat, in colder months, to one of the Company’s adjacent Delta, B.C. greenhouse facilities and sold electricity to the British Columbia Hydro and Power Authority. As of April 30, 2022, VFCE has shut down its power plant in preparation for the transition to the Delta RNG Project, which we believe will enhance our financial return, as well as provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta, B.C.

The Delta RNG Project consists of a partnership with Mas Energy to convert the current landfill gas to electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas facility, which was entered into in November 2020 by VFCE. Mas Energy designed the Delta RNG Project and is in process of building the facility. VFCE renewed and extended the existing contract with the City of Vancouver to capture the landfill gas at its Delta, B.C. site securing future resources for the Delta RNG Project. The 20-year extension, with an option for an additional five-year extension period, commences upon the start-up of the commercial operations of the Delta RNG Project. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty.

When announced in November 2020, we anticipated all regulatory approvals to come in the first half of 2021 with an expected operational start up as early as the first half of 2022. However, COVID-19 adversely impacted the bureaucratic approval processes in Canada surrounding permitting and zoning requirements necessary to break ground on the Delta RNG Project. As a result, we did not attain all of the regulatory approvals for the Delta RNG Project until the first half of 2022. Accordingly, Mas Energy began construction during the latter part of the second quarter of 2022 and we currently expect an operational start in mid-2023.

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

Ongoing Coronavirus Pandemic

As of March 8, 2023, all of the Company’s operations are operating normally, however, the extent to which COVID-19 affects the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. Village Farms continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

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

Canadian Cannabis Recent Developments and Updates

Canadian Cannabis recent developments and updates include the following:

•
Continued to expand market share during the fourth quarter. According to independent third party sources (amalgamated to cover all provinces), Village Farms’ Canadian Cannabis achieved the number two market share position across all product categories in Canada (achieving the top market share position for the month of October) and has maintained the largest market share in dried flower category in Canada. Province of Quebec-focused Rose Lifescience expanded its number two market share position in Quebec within just one year post-acquisition.
•
Expanded its brand portfolio by introducing a new brand, Soar, during the fourth quarter, which is targeted for consumers seeking an elevated cannabis experience with limited quantity batches of exotic and unique genetics that are hand-harvested, hang-dried, and hand-detailed. This segment, at a price point above our other brands, addresses a market segment previously underserved by the Company and is complementary to its existing cannabis brands.
•
Continued to roll out The Original Fraser Valley Weed Co. brand focused on the value segment of the market during the fourth quarter, which contributed to market share expansion.
•
Pure Sunfarms became the first licensed producer to adopt hang dry processes at scale during the fourth quarter. Hang drying is a process adapted from the legacy market that helps protect the natural bud structure, contributing to an enhanced consumer experience.
•
Shipped its initial launch of branded flower into the Israeli medicinal market (via Pure Sunfarms) early in the first quarter of 2023. The bulk flower has cleared testing and is being packaged under the Pure Sunfarms brand name and distributed to Israeli pharmacies. It is now available for purchase via scripts.

U.S. Cannabis Recent Developments and Updates

U.S. Cannabis recent developments and updates include the following:

•
Balanced Health continues to launch incremental products under its successful 2022 new Synergy+ line. It was the first CBD company to advertise on Twitter under its recent new cannabis policy.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for each of the three years ended December 31, 2022, 2021 and 2020 presented below reflect the operations of our consolidated wholly-owned subsidiaries, which does not include our VFH and AVGGH joint ventures. The income (loss) from those equity method investments is reflected in our net income for each of the three years ended December 31, 2022, 2021 and 2020 presented below. Due to the acquisition of our joint venture, Pure Sunfarms, on November 2, 2020, the income from our equity method investment, Pure Sunfarms, is reflected in our net income for the ten months ended November 1, 2020. For the years ended December 31, 2022 and 2021 and the period of November 2 through December 31, 2020, the results of Pure Sunfarms are presented in the operations of our consolidated wholly-owned subsidiaries. Balanced Health was acquired on August 16, 2021 and their results are presented in the operations of our consolidated wholly-owned subsidiaries from August 16, 2021 to December 31, 2021. The Company acquired 70% of Rose LifeScience on November 15, 2021 and its results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for the period November 15, 2021 through December 31, 2021. The Company acquired 85% of Leli on July 19, 2022. For the period July 19, 2022 through December 31, 2022 its results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax. For information regarding the results of operations from our joint ventures, see “Non-GAAP Measures - Reconciliation of GAAP Results to Proportionate Results” below.

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2022 (1)	2021 (1)	2020 (2)
Sales	$293,572	$268,020	$170,086
Cost of sales	(266,075)	(222,841)	(159,126)
Gross margin	27,497	45,179	10,960
Selling, general and administrative expenses	(68,278)	(46,384)	(19,086)
Share-based compensation	(3,987)	(7,533)	(6,142)
Interest expense	(3,244)	(2,835)	(2,056)
Interest income	207	126	625
Foreign exchange loss	(2,255)	(476)	(136)
Gain on settlement agreement	—	—	4,681
Gain on acquisition	—	—	23,631
Other (expense) income	(115)	(420)	(873)
Write-off of note receivable	(592)	—	(3,791)
Impairments	(43,299)	—	—
Recovery of income taxes	(4,681)	3,526	2,790
(Loss) income from consolidated entities	(98,747)	(8,817)	10,603
Less: net loss attributable to non-controlling interests, net of tax	269	46	—
(Loss) income from equity method investments	(2,668)	(308)	1,005
Net (loss) income attributable to Village Farms International Inc.	$(101,146)	$(9,079)	$11,608
Adjusted EBITDA (3)	$(21,311)	$14,012	$7,411
Basic (loss) income per share	$(1.13)	$(0.11)	$0.20
Diluted (loss) income per share	$(1.13)	$(0.11)	$0.19
Net (loss) income attributable to Village Farms International Inc.	$(101,146)	$(9,079)	$11,608
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,460)	441	6,730
Comprehensive (loss) income	$(116,606)	$(8,638)	$18,338

(1)
For the years ended December 31, 2022 and 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the year ended December 31, 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the year ended December 31, 2022 and for the period November 15, 2021 to December 31,2021, f Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)
For the period January 1, 2020 to November 1, 2020, Village Farms’ share of Pure Sunfarms earnings are reflected in income from equity method investments. For the period of November 2, 2020 to December 31, 2020, Pure Sunfarms is fully consolidated in the financial results of the Company.
(3)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s majority non-controlling interest in Pure Sunfarms through November 1, 2020 and 100% interest since November 2, 2020, 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH.

We caution that our results of operations for the years ended December 31, 2022, 2021 and 2020 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2022, 2021 and 2020 is included below. The consolidated results include all four of our operating segments, Produce, Cannabis-Canada, Cannabis-U.S., and Energy, along with all public company expenses.

Under “Cannabis Segment Results - Canada”, we also present a discussion of the operating results of Pure Sunfarms, before any allocation to Village Farms, which were not consolidated in our financial results for the period of January 1, 2020 to November 1, 2020, and were only consolidated in our results for the years ended December 31, 2022 and 2021 and the period November 2, 2020 to December 31, 2020. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an adjustment in the fair value of its inventory on-hand on the acquisition date, resulting in a $3,972 reduction to cost of sales for the year ended December 31, 2022 and a $980 charge to cost of sales for the year ended December 31, 2021. This is a non-cash accounting charge to cost of sales and should be adjusted for when analyzing the actual operational results of Pure Sunfarms. The “Cannabis Segment Results - Canada” also include the operating results of Rose LifeScience, which are consolidated in our financial results and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax, for the year ended December 31, 2022 and for the period November 15, 2021 to December 31, 2021.

Under “Cannabis Segment Results – U.S.”, we present a discussion of the operating results of Balanced Health for the year ended December 31, 2022 and the period of August 16, 2021 to December 31, 2021, which were consolidated in the Company’s financial results for the year ended December 31, 2021. We also present VF Hemp which is an equity method joint venture and its results are included in “(Losses) Income from Equity Method Investments” for the years ended December 31, 2022, 2021 and 2020.

CONSOLIDATED RESULTS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales

Sales for the year ended December 31, 2022 increased $25,552, or approximately 10% to $293,572 compared to $268,020 for the year ended December 31, 2021. The increase in sales was primarily due to an increase in Canadian cannabis sales of $13,886, U.S. cannabis sales of $11,947, and our own produce revenue of $7,152, an increase in freight revenue of $5,311 offset by a decrease in produce supply partner revenue of $6,896. The year over year increase in Canadian cannabis sales is primarily due to the benefit of a full year of sales in 2022 from Rose LifeScience, which was acquired on November 15, 2021, which resulted in a year on year increase of $12,462. The increase from U.S. cannabis sales in 2022 was due to the benefit of a full year of sales from Balanced Health, which was acquired on August 16, 2021. The increase in the Company’s produce sales was primarily due to a 18% increase in pounds produced in Texas, offset by a (17%) decrease in pounds produced at the Company’s Delta tomato greenhouse facility, due to the Brown Rugose virus, as well as a (9%) decrease in supply partner volume.

Cost of Sales

Cost of sales for the year ended December 31, 2022 increased $43,234, or 19%, to $266,075 from $222,841 for the year ended December 31, 2021, due primarily to an increase in Canadian cannabis cost of sales of $21,606, an increase in produce cost of sales of $19,329 and an increase in U.S. cannabis cost of sales of $4,195.

The increase from Canadian cannabis cost of sales was primarily due to a fourth quarter inventory impairment charge of $11,038 as well as the inclusion of twelve months of costs for Rose LifeScience, which resulted in $10,536 of the year on year increase. The increase in produce cost of sales was due to higher volumes of tomatoes, peppers and cucumbers which drove higher freight costs, inflationary pressure on both labor, fertilizer, energy and packaging material. The increase in U.S. cannabis cost of sales was due to the inclusion of the cost of sales for a full year versus prior year from its acquisition date of August 16, 2021.

Gross Margin

Gross margin for the year ended December 31, 2022 decreased $17,682, or 39%, to $27,497 from $45,179 for the year ended December 31, 2021. The year on year decrease in gross margin was driven by the Company’s produce division with a year on year decrease of $19,073, the Company’s Canadian cannabis division gross margin decreased by $7,720, which were offset by a year on year increase in the Company’s US cannabis gross margin of $7,752.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 increased $21,894, or 23% of sales, from $46,384 or 17% of sales for the year ended December 31, 2021. The year over year increase was primarily due to the inclusion of a full year of selling, general and administrative expenses from Rose Life Sciences and our U.S. cannabis businesses. The Company also experienced an increase in both its produce division, due to incremental legal and settlements costs, as well as its public company costs primarily driven by its first year of Sarbanes-Oxley compliance.

Share-Based Compensation

Share-based compensation expenses for the year ended December 31, 2022 was $3,987 compared to $7,533 for the year ended December 31, 2021. The decrease in share-based compensation is primarily related to the vesting of performance share grants in 2021 that were earned in the Canadian cannabis segment and U.S. cannabis segment.

Interest Expense

Interest expense for the year ended December 31, 2022 increased $409 to $3,244 from $2,835 for the year ended December 31, 2021. The increase was solely due to an increase in the Company's interest rates, on its various debt instruments.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 was $207 and $126, respectively.

(Provision for) Recovery of Income Taxes

The (provision for) recovery of income taxes for the years ended December 31, 2022 and 2021 was $4,681 and $3,526, respectively. For the twelve months ended December 31, 2022, our effective tax rate, including both current and deferred income taxes was 4.8%, and included a $30,419 valuation allowance against our U.S. deferred tax assets.

(Losses) Income from Equity Method Investments

Our share of losses from our equity method investments for the year ended December 31, 2022 was $2,668 compared to $308 for the year ended December 31, 2021. The increased loss was primarily due to the write-down of inventory at VF Hemp in 2022. For information regarding the results of operations from our joint ventures, see “Non-GAAP Measures - Reconciliation of U.S. GAAP Results to Proportionate Results” below.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2022, the add back for net loss attributable to non-controlling interests, net of tax was $269, an increase from 46 for the prior year period. The increase is due to a full year of results from our 70% ownership in Rose LifeScience, acquired on November 15, 2021.

Net (Loss) Income Attributable to Village Farms International Inc.

Net (loss) for the years ended December 31, 2022 and 2021 was $101,146 and $9,079, respectively. The increase in net (loss) was driven by a decrease in gross margin from our Fresh Produce business, goodwill and intangible impairment charges, an inventory write- down and a valuation allowance on the Company's existing U.S. deferred tax asset.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 decreased $35,323 to $21,311 from $14,012 for the year ended December 31, 2021, due to lower adjusted EBITDA of VF Fresh of $22,410, as well as its Canadian cannabis division of $10,330 and its U.S. cannabis division of $2,141. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Sales

Sales for the year ended December 31, 2021 increased $97,934, or 58%, to $268,020 compared to $170,086 for the year ended December 31, 2020. The increase in sales was primarily due to an increase in Canadian cannabis sales of $83,656, produce supply partner revenue of $15,897 and U.S. cannabis sales of $11,345, partially offset by our own produce revenue of $13,011. The increase from Canadian cannabis sales in 2021 as compared to 2020 was primarily due to the inclusion of sales from Pure Sunfarms that was acquired on November 2, 2020 and as such, 2021 includes twelve months of sales and 2020 includes two months of sales. In addition, the sales from Rose LifeScience which was acquired on November 15, 2021 are also included in the Canadian cannabis sales for the year ended December 31, 2021. The sales of Pure Sunfarms and Rose LifeScience were fully consolidated in our financial results from their acquisition dates. The produce supply partner revenue increase in 2021 was mostly due to higher volumes, with a 30% increase in tomato pounds sold, a 12% increase in pepper pounds sold, a 31% increase in cucumber pieces sold and a 79% increase in mini cucumber pounds sold. The increase from U.S. cannabis sales in 2021 was due to the acquisition of Balanced Health on August 16, 2021 which is fully consolidated in our financial results from the date of acquisition. The decrease in our own produce revenue was due primarily to a (19%) decrease in the average selling price of our produced tomatoes as a result of a market supply overage in commodity tomatoes and an overall slowdown of retail purchases for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

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

Cost of Sales

Cost of sales for the year ended December 31, 2021 increased $63,715, or 40%, to $222,841 from $159,126 for the year ended December 31, 2020, due primarily to an increase in Canadian cannabis cost of sales of $48,638, produce supply partner costs of $13,288 and U.S. cannabis cost of sales of $3,398, partially offset by a decrease in our own produce production costs of $2,094.

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

Gross Margin

Gross margin for the year ended December 31, 2021 increased $34,219, or 312%, to $45,179 from $10,960 for the year ended December 31, 2020. The positive increase in gross margin for 2021 as compared to 2020 was driven by an increase of $35,018 from the Canadian cannabis segment, $7,947 from the U.S. cannabis segment and $2,609 from our produce supply partners, partially offset by lower gross margin from our own produce production of $10,917.

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

Loss on Disposal of Assets

The Company recognized a loss on disposal of assets of $259 and $922 for the years ended December 31, 2021 and 2020, respectively. The loss in 2021 is primarily due to writing off the DutchCanGrow minority investment and the loss in 2020 is primarily due to shutting down two of the VFCE generators and fully depreciating the assets in 2020.

Loss on Joint Venture Loans

The Company recognized a loss on joint venture loans of $3,791 for the year ended December 31, 2020. The loss in 2020 is due to writing down the inventory of VF Hemp to its net realizable value in the fourth quarter of 2020. As a result of the inventory write-down, the Company recognized an impairment of $3,791 on the outstanding grid loan with VF Hemp.

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

Net (Loss) Income Attributable to Village Farms International Inc.

Net (loss) for the year ended December 31, 2021 was ($9,079) in comparison to net income of $11,608 for the year ended December 31, 2020. Net (loss) was driven by a decrease in our operating loss of ($8,738) for the year ended December 31, 2021 as compared to an operating loss of $14,268 for the year ended December 31, 2020. The 2020 net income was significantly enhanced by the gain in acquisition of Pure Sunfarms of $23,631 and the gain on the settlement agreement with Emerald of $4,681, partially offset by the write-off of $3,791 of the Company’s loan to VF Hemp and loss on disposal of VFCE assets of $922.

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

CANNABIS SEGMENT RESULTS – CANADA

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms for the years ended December 31, 2022 and 2021. The Canadian cannabis segment also includes the operating results of Rose LifeScience for the year ended December 31, 2022 and for the period November 15, 2021 to December 31, 2021, and are consolidated in our results for the years ended December 31, 2022 and 2021, with the minority interest presented in Net Loss Attributable to Non-controlling Interests, Net of Tax. See “Non-GAAP Measures - Reconciliation of U.S. GAAP Results to Proportionate Results” for a presentation of the Canadian cannabis segment’s proportionate results for years ended December 31, 2022 and 2021.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales

Canadian cannabis net sales for the years ended December 31, 2022 and 2021 was $109,882 and $96,434, respectively, a year over year increase of 14%, or $13,448. The year over year change is comprised of a 21% increase in sales to provincial boards (branded sales) offset by an (14%) decrease in wholesale sales (non-branded sales). The net sales also include a full year of sales contributed by Rose LifeScience of $13,922, compared to net sales of $1,460 for the prior year period from acquisition date, November 15, 2021 to December 31, 2021. The 25% increase in branded sales was due to an increase in sales in Ontario, British Columbia, Alberta and Quebec, as well as expansion into the provinces and territories of New Brunswick, Yukon, Newfoundland, and Labrador and Northwest Territories. Canadian cannabis branded sales growth was primarily in large and small formats of flower and pre-rolls.

For the year ended December 31, 2022, 73% of the revenue was generated from branded flower and pre-roll sales, with an additional 4% from branded cannabis derivative products. For the year ended December 31, 2021, 64% of the revenue was generated from branded flower and pre-roll sales, with an additional 10% from branded cannabis derivative products. Non-branded sales accounted for 23% of revenue in 2022, as compared to 26% of revenue in 2021. The decrease in non-branded sales was driven by the oversupplied LP market, particularly for lower specification biomass, which drove down prices.

The net average selling price of branded flower and pre-roll formats decreased in 2022 as compared to 2021. Excluding pre-roll formats, the average net selling price of branded flower decreased by (14%) in 2022 due to a higher ratio of large format products to small format products, as well as the introduction of our newly launched Fraser Valley Weed Co. in the later part of the year and lower pricing in Quebec. The net average selling price of bulk non-branded flower and trim decreased by (16%) largely due to an increased volume of trim sales which are sold at a lower selling price relative to non-branded flower.

Cost of Sales

Cost of sales for the years ended December 31, 2022 and 2021 was $80,494 and $58,888, respectively, an increase of 36%, or $21,269. The largest driver of the year on year increase was the Company’s fourth quarter inventory write down of $11,038 (C$15,000), which represented lower potency flower that was over 12 months old. The balance of the increase was due to the full year inclusion of Rose LifeScience, which resulted in incremental cost of sales of $10,536 and the increase in branded kilograms sold which has an incremental cost of production to manufacture and package over bulk product sold in the wholesale channel.

Gross Margin

Gross margin for the year ended December 31, 2022 decreased $7,821, or 21%, to $29,388 from $37,209 for the year ended December 31, 2021. Gross margin as a percentage of net revenue for the periods ended December 31, 2022 and 2021 was 27% and 39%, respectively.

The gross margin decline in 2022 as compared to 2021, was primarily due to the $11,038 inventory write-down. Excluding the impact of the inventory impairment charge of $11,038, adjusted gross margin as a percentage of revenue was 37%, a decrease of just 2% from the prior year, which is partially due to the launch of the Company's new value brand - Fraser Valley Weed Co. which has a lower margin than the Company's Pure Sunfarms flower products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $30,235, or 28%, of net sales compared to $20,937, or 22% of net sales for the year ended December 31, 2021. The increase in 2022 was primarily due to higher Health Canada regulatory fees, which are based on cannabis sales, a full year of expenses from Rose LifeSciences, as well as incremental year over year expenses for sales, marketing and headcount to support the growth of the Canadian cannabis segment.

Share-Based Compensation

Share-based compensation for the years ended December 31, 2022 and 2021 was $1,373 and $2,738, respectively. The decrease in 2022, is due to the 2021 vesting of performance share grants that were earned in the Canadian cannabis segment for Pure Sunfarms’ management.

Other (Expense) Income, net

Other (expense) income, net was ($163) for the year ended December 31, 2022 compared to ($295) for the year ended December 31, 2021.

Net Income

Net income for the years ended December 31, 2022 and 2021 was $117 and $9,165 respectively. The decrease is primarily due to the $11,038 inventory impairment recorded at December 31, 2022.

Adjusted EBITDA

Adjusted EBITDA was $13,085 for the year ended December 31, 2022 and $23,415 for the year ended December 31, 2021. The decrease of $10,330, or 44%, is due to a decrease in gross margin due to incremental volume increases in lower margin products such as pre-rolls and an increase in selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales

U.S. cannabis net sales for the year ended December 31, 2022 were $23,302, an increase of $11,957 or 105%, from the prior partial year net sales of $11,345. While the year on year sales resulted in an increase, the annualized sales for the Company's U.S.

Cannabis division decreased. Over 99% of sales are generated in the United States and gross sales are composed of 80% from e-commerce sales, 14% from retail sales, and 6% from shipping income.

Cost of Sales

U.S. cannabis cost of sales for the year ended December 31, 2022 were $7,643 as compared to $3,398 for the prior year period of August 16, 2021 to December 31, 2021. Cost of sales are attributed directly to e-commerce, retail and bulk cost of sales with all other costs categorized within other manufacturing costs of sales which include warehouse expenses, freight and shipping supplies.

Gross Margin

U.S. cannabis gross margin for the year ended December 31, 2022 was $15,659, or 67%, compared to $7,947, or 70% for the period of August 16, 2021 to December 31, 2021. The slight decrease in the gross margin percentage was driven by the increase in the gummy sales versus tinctures, as tinctures have a higher product gross margin.

Selling, General and Administrative Expenses

U.S. cannabis selling, general and administrative expenses for the year ended December 31, 2022 were $16,000, or 69% of sales compared $5,604, or 49% of sales for the short prior year period of August 16, 2021 to December 31, 2021. The increase relative to sales is primarily due to an increase in eCommerce marketing As the U.S. cannabis business derives a significant number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support and IT services.

Share-Based Compensation

U.S. cannabis share-based compensation for the year ended December 31, 2022 was $305 compared to $158 for the prior year period of August 16, 2021 to December 31 2021.

Net (Loss) Income

U.S. cannabis net loss for the year ended December 31, 2022 was ($47,452) as compared to the income of $2,200 for the prior year period of August 16, 2021 to December 31, 2021. The decrease was primarily due to the impairment charges to goodwill.

Adjusted EBITDA

U.S. cannabis adjusted EBITDA for the year ended December 31, 2022 was $223 as compared to $2,363 for the prior year period of August 16, 2021 to December 31, 2021. The decrease in the adjusted EBITDA was due to a lower margin as well as a full year of U.S. cannabis selling and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2021

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

PRODUCE SEGMENT RESULTS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Sales

Sales for the year ended December 31, 2022 of $160,252, were essentially flat with the prior year period sales of $159,996. The slight increase is primarily due to an 18% increase in production at our Texas facilities, a decrease of (17%) in production from our Delta tomato facility as a direct result of the brown rugose tomato virus on essentially flat year on year pricing. The supply partner revenue decrease is due to lower volumes of (8.7%), with a (20%) decrease in tomato pounds sold, a 22% increase in pepper pounds sold, a 23% increase in cucumber pieces and a 12% increase in mini cucumber pounds. The increase in peppers pounds is due to an increase in Mexican grower pounds and a western Canadian pepper grower expanding its growing area, to meet the increase demand for peppers.

The average selling price for all produce sold during the year ended December 31, 2022, as compared to the year ended December 31, 2021 was as follows; tomato prices increased 0.3%, pepper prices decreased (13%), cucumber prices decreased (14%) and mini cucumber prices decreased (13%).

Cost of Sales

Cost of sales increased $19,329, or 12% to $177,634 for the year ended December 31, 2022, from $158,305 for the same period in 2021. The increase is primarily due to a net increase in volume, coupled with increases in many essential inputs such as labor, freight, fertilizer and packaging, which were partially offset by lower payments to supply partners due to lower volumes in 2022 versus 2021. The increase in freight cost is due to driver shortages and an increase in fuel.

While the Company’s Texas operations did partially recover from prior years brown rugose impacts with respect to volume, which drove down its average cost of production year on year – due to the higher volumes, which benefited sales it did incur incremental costs in 2022 versus 2021. Conversely, the Delta B.C tomato facility also incurred higher year on year cost of sales, on much lower year on year volumes, due to inflationary pressure as well as the fixed nature of much of the Company’s agricultural based input costs, which resulted in a net increase in the Company's average cost of production.

The company was unable to pass on its incremental cost increases to its customers.

Gross Margin

Gross margin decreased $19,073, to a gross loss of $17,382, for the year ended December 31, 2022, from a gross profit of $1,691 for the year ended December 31, 2021. Total gross margin percentage was (11%) for the year ended December 31, 2022, compared to nil for the year ended December 31, 2021. The gross profit for VF owned produce sales was (30%) for the year ended December 31, 2022, compared to (4%) for the same period in 2021. The Company’s Delta B.C. tomato greenhouse is the primary driver of its produce gross margin in most years. In 2022, the brown rugose virus essentially erased the Delta B.C. greenhouse’s gross margin in its entirety. The gross margin percentage for supply partner sales decreased to (9%) for the year ended December 31, 2022, from 12% for the same prior year period due to change in mix and more spot business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 increased $1,024, or 9%, to $12,004 from $10,980 for the year period ended December 31, 2021. The increase was primarily due to legal fees and a legal settlement of $466.

(Provision for) Recovery of Income Taxes

The (provision for) recovery of income taxes for the years ended December 31, 2022 and 2021, was ($9,914) and $2,278, respectively. The decrease was primarily due to the valuation allowance on the Company's existing U.S. deferred tax asset.

Net Loss

Net loss for the year ended December 31, 2022 was $40,487 compared to $7,390 for the year ended December 31, 2021. The increase was primarily due to the higher cost of sales that resulted in lower gross margin in 2022 and the valuation allowance on the Company's existing U.S deferred tax asset.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 decreased to $24,369 from $1,959 for the year ended December 31, 2021, primarily due to lower gross margin as a result of the brown rugose virus at the Company's Delta, B.C. tomato greenhouse and across the board increases in raw material costs, production costs and freight costs. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Sales

Sales for the year ended December 31, 2021 increased by $3,106, to $159,996, from $156,890 for the year ended December 31, 2020. The increase in sales is primarily due to an increase in supply partner revenue of $13,170 and freight revenue of $2,775, offset by a decrease in our own production revenue by $12,680. The increase in supply partner revenue is due to higher volumes, with a 30% increase in tomato pounds sold, a 12% increase in pepper pounds sold, a 31% increase in cucumber pieces and a 79% increase in mini cucumber pounds. The increase in tomato pounds is due to the inclusion of additional growing areas in Mexico, and the increase in pepper pounds is due to an increase in procured pounds to meet the increased demand for peppers. The decrease in our own produce revenue is due to a 19% decrease in average selling price. The 19% decrease in the Company’s average selling price of its own production was led by the commodity items of TOV and beef, resulting from market supply overage from increased supply and a slow-down of retail purchases.

The average selling price for all produce sold during the year ended December 31, 2021, as compared to the year ended December 31, 2020 was as follows; tomato prices decreased 13%, pepper prices decreased 12%, cucumber prices increased 6% and mini cucumber prices decreased 14%.

Cost of Sales

Cost of sales increased $11,195 to $158,305 for the year ended December 31, 2021, from $147,110 for the same period in 2020, due to a $10,161 increase in cost of supply partner purchases and an increase in freight expense of $3,242.

The average cost per pound, including freight and distribution center costs, for our own produce pounds sold decreased $0.045 to $1.147 for the year ended December 31, 2021, from $1.190 for the year ended December 31, 2020.

Transportation and handling costs were $0.213 per pound for the years ended December 31, 2021 and 2020. Although there was an increase in freight cost due to an increase in total pounds shipped, it was offset by a lower distribution center cost per pound.

Gross Margin

Gross margin decreased $8,089, to $1,691, for the year ended December 31, 2021, from a gross margin of $9,780 for the year ended December 31, 2020. Gross margin percentage for all produce products was 0% for the year ended December 31, 2021, compared to 6% for the year ended December 31, 2020. The gross margin on our own produce sales was (4%) for the year ended December 31, 2021, compared to 4% for the same period in 2020. The gross margin for supply partner sales increased to 12% for the year ended December 31, 2021, from 10% for the same period in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $648 to $10,980 for the year ended December 31, 2021, from $10,332 for the same period in 2020. The increase is primarily driven by legal fees and consulting cost. Selling, general and administrative costs as a percentage of sales remained flat at 7% for the years ended December 31, 2021 and 2020.

Interest Expense

Interest expense decreased $685 to $1,072 for the year ended December 31, 2021, from $1,757 for the same prior year period. The decrease was due to decreases in both interest rates and debt balances.

Income Taxes (Recovery)

Income tax for the year ended December 31, 2021 was a recovery of $2,278 compared to a provision for $548 for the year ended December 31, 2020.

Net Loss

Net loss for the year ended December 31, 2021 was $7,390 compared to a loss of $1,246 for the year ended December 31, 2020. The increase in net loss is primarily due to a lower gross margin from our own production compared to prior year.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2021 decreased to $1,959 from $5,576 for the year ended December 31, 2020, primarily due to a decrease in selling prices compared to prior year. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of December 31, 2022, we had $16,676 and $60,769 of cash and working capital, respectively. As of December 31, 2021, we had $53,417 in cash and $111,517 of working capital. We believe that cash generated from our operating activities, Credit Facilities and Pure Sunfarms Loans (as defined below), proceeds from our January 2023 registered direct offering, which generated approximately $22 million of net cash proceeds subsequent to December 31, 2022 coupled with our at-the-market equity offering program (as described below), will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding December 31, 2022
Operating Loan (1)	C$	10,000		$4,000
FCC Term Loan		$24,755		$24,755
Pure Sunfarms Loans	C$	43,649	C$	43,649

(1) The Operating Loan was amended on May 7, 2021 with a maximum line of credit of C$10,000. See “Operating Loan” below.
The Company’s borrowings under the FCC Term Loan and Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. The Company was not in compliance with one financial covenant under the FCC loan. Prior to December 31, 2022, the Company received a waiver from FCC for the annual test for one its financial covenants under our FCC Term Loan. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2023. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date. See “Risk Factors—We may need additional financing to further develop our business.”

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of December 31, 2022 and 2021 was $398 and $304, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $24,755 and $26,723 on December 31, 2022 and 2021, respectively. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of December 31, 2022 and 2021, borrowings under the FCC Term Loan agreement were subject to an interest rate of 7.71% and 3.79% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of December 31, 2022 and 2021 was $113,159 and $233,187, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the “Operating Loan”). The Operating Loan has a line of credit of up to C$10,000, as amended on May 7, 2021, with a variable interest rate with a maturity date of April 1, 2025. The Operating Loan is subject to margin requirements stipulated by the lender.

As of December 31, 2022, there was an outstanding amount of $4,000 drawn on this loan, and as of December 31, 2021, the amount drawn on this facility was nil.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of December 31, 2022 and 2021 was $26,666 and $34,741, respectively.

VFCE Loan

VFCE had a loan agreement with a Canadian chartered bank (the “VFCE Loan”). The Company repaid the outstanding balance of the VFCE Loan on March 2, 2022.

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

The first loan facility under the Third Amended and Restated PSF Credit Agreement is a revolving line of credit (the “PSF Revolving Line of Credit”) with two separate C$7,500 commitments from each of the Canadian chartered banks. Each lender established a revolving line of credit severally and not jointly whereby Pure Sunfarms may receive advances in equal proportionate amounts from each lender. The advances shall be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly. The PSF Revolving Line of Credit had an outstanding balance of C$4,745 and C$9,855 as of December 31, 2022 and 2021, respectively As of December 31, 2022 and 2021, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C4,145.

The second loan facility under the Third Amended and Restated PSF Credit Agreement is a credit facility with a Canadian chartered bank, as agent and lead lender, and FCC, as lender, in respect of a C$19,000 secured non-revolver term loan (the “PSF Non-Revolving Facility). The PSF Non-Revolving Facility, which matures on February 7, 2024, is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The PSF Non-Revolving Facility has been used to refinance our Delta 3 greenhouse and provide funds to upgrade and retrofit the Delta 2 facility. The outstanding amount on the PSF Non-Revolving Facility was C$13,007 and C$15,076 on December 31, 2022 and 2021, respectively.

The third loan facility under the Third Amended and Restated PSF Credit Agreement is a C$25,000 term loan (the “PSF Term Loan”) at the Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021 and maturing February 7, 2024. Advances under the PSF Term Loan are required to be used to finance the upgrade and retrofit of the Delta 2 greenhouse to render it suitable for cannabis cultivation as well as any funds necessary for capital expenditures on the Delta 3 processing facility. The outstanding amount on the PSF Term Loan was C$20,224 and C$22,614 on December 31, 2022 and 2021, respectively.

On December 20, 2020, Pure Sunfarms entered into a C$6,250 non-revolving demand loan at the Canadian prime interest rate plus 3.75% per annum with a Canadian chartered bank with the financial support of the Business Development Bank of Canada (the “BDC Facility”). The BDC Facility, provided as part of COVID-19 government relief, requires interest only payments monthly for the first twelve months and matures on December 31, 2031. Commencing on December 31, 2021, Pure Sunfarms has been repaying the outstanding principal amount in equal monthly installments. The outstanding amount on the BDC Facility was C$5,673 and C$6,282 on December 31, 2022 and 2021, respectively.

Pure Sunfarms is required to comply with financial covenants under the Third Amended and Restated PSF Credit Agreement, which are measured quarterly. As of December 31, 2022, Pure Sunfarms was in compliance with these financial covenants.

Pure Sunfarms received a waiver for its inventory write-down, prior to December 31, 2022, from its bank syndicate such that the inventory write-down up to a maximum of $15,000 would be excluded from its 2022 financial covenants. On February 3,

2023, Pure Sunfarms entered into a formal Amendment to its existing PSF Credit Agreement stipulating the conditions of the inventory write-down.

Equity Offerings

Subsequent to December 31, 2022, on January 30, 2023, the Company issued and sold 18,350,000 Common Shares under a registered direct equity offering, at a price of $1.35 per share, resulting in net proceeds for approximately $22,000 after deducting commissions and offering expenses. As part of the equity offering the Company also issued 18,350,000 Common Warrants at an exercise price of $1.65 per share. The Common Warrants cannot be exercised until after July 30, 2023, and expire on June 30, 2028.

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

As of December 31, 2022, the Company had issued and sold 3,175,000 Common Shares under the Sales Agreement, resulting in net proceeds of approximately $6,692 after deducting commissions and offering expenses. As of December 31, 2022, $43,101 remained available for sale under the Sales Agreement.

On January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate of 10,887,097 Common Shares at a purchase price of $12.40 per Common Share for gross proceeds of approximately $135,000.

Summary of Cash Flows

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash beginning of year	$58,667	$25,679
Net cash flow provided by (used in):
Operating activities	(19,889)	(39,567)
Investing activities	(20,899)	(63,470)
Financing activities	4,496	135,883
Net cash (decrease) increase for the year	(36,292)	32,846
Effect of exchange rate changes on cash	(699)	142
Cash, end of the year	$21,676	$58,667

Operating Activities

For the years ended December 31, 2022 and 2021, cash flows used in operating activities were $19,889 and $39,567, respectively. The operating activities for 2022 consisted of $1,113 in changes of non-cash working capital items and $18,776 in changes before working capital items, while the operating activities for 2021 consisted of $47,149 in changes in non-cash working capital items and $7,958 in changes before non-cash working capital items. The improvement in non-cash working capital items was primarily due to increases in accrued expenses and accrued taxes payable driven by the Canadian cannabis segment. The decrease in changes before non-cash working capital items was primarily due to declines in the operating performance of the produce segment and the Canadian cannabis segment in 2022 as compared to 2021.

Investing Activities

For the years ended December 31, 2022 and 2021, cash flows used in investing activities were $20,899 and $63,470, respectively. The investing activities for the year ended December 31, 2022 primarily consisted of $14,292 in capital expenditures for Pure Sunfarms’ conversion of its Delta 2 facility and the addition of hang drying rooms at its Delta 3 facility, and $4,693 invested in an additional 85% ownership in Leli. The investing activities for the year ended December 31, 2021 consisted primarily of $40,685 in net acquisition costs for Balanced Health and Rose LifeScience, $21,656 in purchases primarily for Pure Sunfarms’ conversion of its Delta 2 facility and maintenance of VF Fresh property, plant and equipment and $1,109 in minority investments in Altum.

Financing Activities

For the years ended December 31, 2022 and 2021, cash flows provided by financing activities were $4,496 and $135,883, respectively. The financing activities for the year ended December 31, 2022 consisted primarily of net repayments on borrowings of $2,388 offset by the proceeds from the issuance of common stock and warrants.

The financing activities for the year ended December 31, 2021 consisted of net proceeds from the issuance of Common Shares of $127,489, proceeds from the exercise of warrants of $18,495 and net proceeds of borrowings of $10,215, partially offset by the payment of the note payable to Emerald of $15,498 and share repurchases of $5,000. For the year ended December 31, 2020, the financing activities primarily consisted of net proceeds from the issuance of Common Shares and warrants of $53,919, predominately used to finance the acquisition of the remaining shares of Pure Sunfarms, and net proceeds from borrowings of $4,327.

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

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” are to earnings (including the equity earnings of our joint ventures) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA is a measure of operating performance that is not recognized under GAAP and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

We also present Adjusted EBITDA, earnings per share and diluted earnings per share on a proportionate segment basis. Each of the components of Adjusted EBITDA, on a proportionate segment basis (which include our proportionate share of the joint ventures, Pure Sunfarms and VF Hemp, which were accounted for as equity method investments, as well as the proportionate share of Rose LifeScience, in respect of which we have a 70% interest and the remaining 30% is accounted for as a non-controlling interest), are presented in the table “Reconciliation of U.S. GAAP Results to Proportionate Results” below. We believe that the ability of investors to assess our overall performance may be improved by the disclosure of proportionate segment Adjusted EBITDA, income (loss) per share and diluted income (loss) per share by providing disclosure of our results that relate specifically to our share of our investments, given that our equity-accounted joint ventures represented a significant percentage of our net income in 2020. We have presented a similar measure in 2021, which accounts for VF Hemp and Rose LifeScience on a proportionate basis, for comparability purposes.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2022 (1)	2021 (1)	2020 (2)
Net (loss) income	$(101,146)	$(9,079)	$11,608
Add:
Amortization	10,260	13,004	6,527
Foreign currency exchange loss	2,268	329	136
Interest expense, net	3,038	2,709	1,431
Provision for (recovery of) income taxes	7,136	(3,526)	(2,790)
Share-based compensation	3,808	7,533	6,142
Interest expense for JVs	38	53	774
Amortization for JVs	1,554	71	1,503
Foreign currency exchange loss (gain) for JVs	1	—	120
(Recovery of) provision for income taxes for JV's	(1,718)	—	1,600
Share-based compensation for JV's	124
Other expense, net for JV's	(26)
Deferred financing fees	214	300	—
Incremental utility costs due to storm	—	1,400	—
Impairments	43,299	—	—
Gain on acquisition (3)	—	—	(23,631)
Gain on settlement agreement (4)	—	—	(4,681)
Loss on inventory write-down to net realizable value	11,038	—	3,275
Purchase price adjustment (5)	(4,268)	980	3,295
Gain on settlement of net liabilities from JV	—	—	(2,496)
(Gain) loss on disposal of assets	(7)	254	819
Share of loss on JV inventory impairment	2,284	—	—
Write-off of note receivable	592	—	3,791
Other expense, net	200	(16)	—
Adjustment to reflect true economic value for Pure Sunfarms (6)	—	—	(12)
Adjusted EBITDA (7)	$(21,311)	$14,012	$7,411
Adjusted EBITDA for JV's	$(327)	$(260)	$5,663
Adjusted EBITDA excluding JV's	$(20,984)	$14,272	$1,748

Notes:

(1)
For the year ended December 31, 2022 and 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the year ended December 31, 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the year ended December 31, 2022 and for the period November 15, 2021 to December 31,2021, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.
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
(6)
The GAAP treatment of our equity earnings of Pure Sunfarms is different than under IFRS. Under GAAP, the Emerald shares that were held in escrow were not considered issued until paid for pursuant to the GAAP concept of ‘hypothetical liquidation’. As a result, under GAAP, our ownership percentage for March through November of 2019 was higher than its economic interest of 50%. Accordingly, for those periods with a higher deemed ownership percentage, we received a higher allocation of profits and losses during the periods in which there were outstanding escrow shares that were not yet paid for by Emerald. The effective profit and loss allocation – on a weighted average basis in 2020 was 64.8%.
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

Reconciliation of U.S. GAAP Results to Proportionate Results

The following tables are a reconciliation of the GAAP results to the proportionate results (which include our proportionate share of the equity method joint ventures of Pure Sunfarms and VF Hemp and 70% ownership of Rose LifeScience, in respect of which we have a 70% interest and the remaining 30% is accounted for as a non-controlling interest). Pure Sunfarms was a joint venture until the Company acquired 100% ownership on November 2, 2020. The Company acquired 70% of Rose LifeScience on November 15, 2021. The tables reflect the full statements of income for Pure Sunfarms and VF Hemp multiplied by the ownership percentage of the Company (versus presenting the results of these equity method joint ventures in (Losses) Income from Equity Method Investments) and the full statements of (loss)income for Rose LifeScience for the year ended December 31, 2022 and the period November 15, 2021 through December 31, 2021 multiplied by the 70% ownership of the Company (versus presenting 100% of the results in the consolidated statement of income and the minority interest in in Net (Loss) Income Attributable to Non-controlling Interests, Net of Tax):

	For the Year Ended December 31, 2022
	VF Fresh (Produce)	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$160,252	$109,882	$23,302	$136	$—	$293,572
Cost of sales	(177,634)	(80,494)	(7,643)	(304)	—	(266,075)
Selling, general and administrative expenses	(12,004)	(30,235)	(16,000)	(58)	(9,981)	(68,278)
Share-based compensation	—	(1,373)	(305)	—	(2,309)	(3,987)
Other expense, net	(1,187)	(2,023)	(247)	(43)	(1,907)	(5,407)
Write-off of note receivable	—	—	(592)	—	—	(592)
Impairments (2)	—	—	(43,299)	—	—	(43,299)
(Provision for) recovery of income taxes	(9,914)	4,091	—	—	1,142	(4,681)
Loss from consolidated entities	(40,487)	(152)	(44,784)	(269)	(13,055)	(98,747)
Less: net loss attributable to non-controlling interests, net of tax	—	269	—	—	—	269
Loss from equity method investments	—	—	(2,668)	—	—	(2,668)
Net (loss) income	$(40,487)	$117	$(47,452)	$(269)	$(13,055)	$(101,146)
Adjusted EBITDA (2)	$(24,369)	$13,085	$223	$(263)	$(9,987)	$(21,311)
Basic (loss) income per share	$(0.45)	$0.00	$(0.52)	$0.00	$(0.16)	$(1.13)
Diluted (loss) income per share	$(0.45)	$0.00	$(0.52)	$0.00	$(0.16)	$(1.13)

	For the Year Ended December 31, 2021
	Produce	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$159,996	$95,996	$11,355	$245	$—	$267,592
Cost of sales	(158,305)	(58,888)	(3,448)	(1,914)	—	(222,555)
Selling, general and administrative expenses	(10,980)	(20,791)	(5,824)	(188)	(8,674)	(46,457)
Share-based compensation	—	(2,738)	(158)	—	(4,637)	(7,533)
Gain (loss) on disposal of assets	7	(40)	5	—	(226)	(254)
Other expense, net	(386)	(2,642)	(38)	(36)	(296)	(3,398)
Recovery of (provision for) income taxes	2,278	(1,688)	—	—	2,936	3,526
Net (loss) income	$(7,390)	$9,209	$1,892	$(1,893)	$(10,897)	$(9,079)
Adjusted EBITDA (2)	$(1,959)	$23,415	$2,364	$(343)	$(9,465)	$14,012
Basic (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)
Diluted (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)

	For the Year Ended December 31, 2020
	Produce	Cannabis - Canada (1)	Cannabis- U.S. (1)	Clean Energy	Corporate	Total
Sales	$156,890	$38,398	$226	$417	$—	$195,931
Cost of sales	(147,110)	(26,343)	(472)	(1,430)	—	(175,355)
Selling, general and administrative expenses	(10,332)	(7,435)	(410)	(210)	(6,146)	(24,533)
Share-based compensation	—	(61)	—	—	(6,081)	(6,142)
Gain on acquisition	—	—	—	—	23,631	23,631
Gain on settlement agreement	—	—	—	—	4,681	4,681
Gain on settlement of net liabilities	—	2,496	—	—	—	2,496
Loss on inventory write-down to net realizable value	—	—	(3,275)	—	—	(3,275)
Loss on joint venture sales	—	—	—	—	(3,791)	(3,791)
(Loss) gain on disposal of assets	(6)	5	99	(916)	—	(818)
Other expense, net	(140)	(1,861)	(143)	(57)	(206)	(2,407)
(Provision for) recovery of income taxes	(548)	(1,199)	—	—	2,937	1,190
Net (loss) income	$(1,246)	$4,000	$(3,975)	$(2,196)	$15,025	$11,608
Adjusted EBITDA (2)	$5,576	$8,821	$(415)	$(418)	$(6,153)	$7,411
Basic (loss) income per share	$(0.02)	$0.07	$(0.07)	$(0.04)	$0.26	$0.20
Diluted (loss) income per share	$(0.02)	$0.07	$(0.07)	$(0.04)	$0.25	$0.19

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt, for which the interest rates charged fluctuate based on the 90-day LIBOR rate. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. If interest rates had been 50 basis points higher, the net income during the years ended December 31, 2022 and 2021 would have been lower by $288) and $315, respectively. This represents $288 and $315 in increased interest expense for the years ended December 31, 2022 and 2021, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2022 and 2021, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7380 and C$1.00 = US$0.7874, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2022 and 2021 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2022	December 31, 2021
Financial assets
Cash and cash equivalents	$978	$1,131
Trade receivables	2,758	2,887
Inventories	7,386	5,145
Prepaid and deposits	979	1,069
Financial liabilities
Trade payables and accrued liabilities	(4,701)	(2,715)
Loan payable	(4,369)	(4,460)
Deferred Tax Liability	(2,794)	(2,571)
Net foreign exchange gain	$237	$486

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the material weakness and the remediation of the previously reported material weakness, both described in management’s report over internal control over financial reporting, that occurred during the fourth quarter for the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included on page 70 of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and their report is included on page 71 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 is incorporated herein by reference to the definitive proxy statement for our annual meeting of shareholders (the “2023 Proxy Statement”) to be filed within 120 days of December 31, 2022 (subject to any applicable extension period to the extent such 120th date is not a business day).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is incorporated herein by reference to the 2023 Proxy Statement to be filed within 120 days of December 31, 2022 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 is incorporated herein by reference to the 2023 Proxy Statement to be filed within 120 days of December 31, 2022 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is incorporated herein by reference to the 2023 Proxy Statement to be filed within 120 days of December 31, 2022 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 is incorporated herein by reference to the 2023 Proxy Statement to be filed within 120 days of December 31, 2022 (subject to any applicable extension period to the extent such 120th date is not a business day).

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements.

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

3.1	Articles of Continuance.

3.2	By-Law No. 4 of Village Farms International, Inc. (incorporated by reference to Appendix D of the Company's Proxy Statement, filed on April 19, 2022)

4.1	Description of Common Shares.

4.2	Securityholders’ Agreement, as amended and restated on December 31, 2009 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 10, 2020).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2023).

10.1

Controlled Equity OfferingSM Sales Agreement, dated August 9, 2022, between Village Farms International, Inc. and Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 9, 2022).

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

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020). + ^

10.7

Credit Agreement, dated as of February 7, 2019, by and between Pure Sun Farms Corp., Bank of Montreal and Farm Credit Canada. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.8

First Amended and Restated Credit Agreement, dated as of March 30, 2020, by and between Pure Sun Farms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.9

Second Amendment and Restated Credit Agreement, dated as of June 30, 2020, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.10

Third Amended and Restated Credit Agreement, dated as of March 15, 2021, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce. (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K/A on March 18, 2021).

10.11

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

10.14

Amended and Restated Employment Agreement, dated as of November 5, 2020, by and between Mandesh Dosanjh and the Pure Sunfarms. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).+

10.15

Membership Interest Purchase Agreement by and among Village Farms International, Inc. Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021. ^ (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K/A filed on March 13, 2022).

10.16

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.17

Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.18	First Amendment to Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021.

10.19	Amended and Restated Share-based Compensation Plan dated March 15, 2021 and adopted June 10, 2021 (incorporated by reference to Appendix D of the Company's Proxy Statement filed on May 7, 2021).

10.20

Village Farms International, Inc. Share-based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.21

Employment Agreement, dated as of June 1, 2020, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2020).+

10.22

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2020).+

10.23	Employment Agreement by and between Bret Wiley and the Company (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.24

Employment Agreement, dated as of May 1, 2021, by and between Orville Bovenschen and Village Farms L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2022).+

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2022, 2021 and 2020, formatted as Inline eXtensible Business Reporting Language (XBRL): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

104.1*

The following financial statements from the Village Farms International, Inc. Annual Report on Form 10-K for the years ended December 31, 2022, 2021 and 2020, Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1): (i) statements of operations and comprehensive income, (ii) balance sheets, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (v) the notes to the financial statements.

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 9, 2023.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to errors in the calculation of the recoverable amount of its goodwill and intangible assets, which was subsequently modified, resulting in no change in management’s determination of the recoverable amount of its goodwill and intangible assets, but based on the criteria is deemed to be a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not effectively operate an effective control over the determination of the recoverable amount of its goodwill and intangible assets. Specifically, the Company’s controls related to the review of the calculations, and significant assumptions relevant to the determination of the recoverable amount of its reporting units, did not prevent or detect potential material errors in valuation of goodwill or indefinite lived intangibles and the related disclosures. No adjustments were required to the annual financial statements as a result of this material weakness. The Company will implement remediation measures improving the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets in 2023. The material weakness will be fully remediated when, in the opinion of the company’s management, the revised control procedures are appropriately operated for a sufficient period of time to provide reasonable assurance as to their effectiveness.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria because a material weakness in internal control over financial reporting existed as of that date. The Company did not operate effective controls over the calculation of one of its debt covenants. The Company’s controls related to the review of debt covenant calculations failed to identify a violation of a debt covenant as at December 31, 2021 in a timely manner. The lender subsequently waived the debt covenant prior to filing and therefore there was no impact on the Company’s December 31, 2021 financial statements. During the year-ended December 31, 2022, in response to the material weakness noted above, we effectively monitored and operated existing controls over the review of debt covenants, including the hiring of a corporate treasurer. As a result of the Company’s enhanced controls and procedures, management has determined that this material weakness has been remediated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in shareholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the operation of effective controls over the determination of the recoverable amount of the Company’s goodwill and intangible assets.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Intangible Asset Acquired in the Acquisition of Rose LifeScience Inc. (Rose)

As described in Note 8 to the consolidated financial statements, the Company completed the acquisition of 70% of Rose in November 2021 for total consideration of $38.7 million. The acquisition of Rose resulted in an intangible asset related to a customer relationship of $14.2 million. The fair value of the intangible asset was based on the multi-period excess earnings method. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the customer relationship. The method requires management to estimate future cash flows and an asset specific discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible asset acquired in the acquisition of Rose is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the intangible asset acquired due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating management’s estimates related to the future cash flows and an asset specific discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible asset and controls over management’s estimation process. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the intangible asset. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s estimates related to future cash flows and an asset specific discount rate. Evaluating the reasonableness of the future cash flows involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method as well as management’s estimates related to the asset specific discount rate.

Impairment Assessments of Goodwill and the Indefinite-lived Intangible Asset for the Cannabis – U.S. Reporting Unit

As described in Note 11 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible asset balances for the Cannabis – U.S. reporting unit were $21.3 million and $4.6 million, respectively, as of December 31, 2022. Management conducts an impairment assessment annually as of December 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Any impairment charges are determined by comparing the fair value of the reporting unit to its carrying value. The recoverable amount of a reporting unit is determined by management based on discounted cash flow projections. Management’s cash flow projections for the reporting unit included significant judgments and assumptions relating to a transaction multiple, future cash flows, a terminal growth rate, and a post-tax discount rate for goodwill, and future revenues, royalty rates, and post-tax discount rates for the indefinite-lived intangible asset. Based on the results of the impairment assessments, management recorded impairment at both June 30, 2022 and December 31, 2022 on the Cannabis – U.S. reporting unit. During the year ended December 31, 2022, impairment charges of $38.7 million and $4.6 million were recognized on goodwill and the indefinite-lived intangible asset, respectively.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and the indefinite-lived intangible asset for the Cannabis – U.S. reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the reporting unit due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating management’s significant assumptions related to the transaction multiple, future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and the future revenues, royalty rates, and post-tax discount rates for the indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the underlying discounted cash flow projections; (iii) testing the completeness and accuracy of underlying data used in the projections; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the transaction multiple, future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and future revenues, royalty rates, and post-tax discount rates for the indefinite-lived intangible asset. Evaluating management’s significant assumptions related to the transaction multiple, future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and future revenues, royalty rates, and post-tax discount rates for the indefinite-lived intangible asset involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; (iii) sensitivities over significant inputs and significant assumptions; and (iv) whether these significant assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s use of discounted cash flow projections as well as management’s significant assumptions related to the royalty rates and post-tax discount rates.

Impairment Assessment of Goodwill and the Indefinite-lived Intangible Asset for the Cannabis – Canada Reporting Unit

As described in Note 11 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible asset balances for the Cannabis – Canada reporting unit were $44.9 million and $3.4 million, respectively, as of December 31, 2022. Management conducts an impairment assessment annually as of December 31 each year, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Any impairment charges are determined by comparing the fair value of the reporting unit to its carrying value. The recoverable amount of a reporting unit is determined by management based on discounted cash flow projections. Management’s cash flow projections for the reporting unit included significant judgments and assumptions relating to future cash flows, a terminal growth rate, and a post-tax discount rate for goodwill, and future revenues, a royalty rate, and a post-tax discount rate for the indefinite-lived intangible asset. Based on the results of the impairment assessment, no impairment charge was recognized for the Cannabis – Canada reporting unit for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill and the indefinite-lived intangible asset for the Cannabis – Canada reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the reporting unit due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating management’s significant assumptions related to the future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and future revenues, royalty rate, and post-rate discount rate for the indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the underlying discounted cash flow projections; (iii) testing the completeness and accuracy of underlying data used in the projections; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and future revenues, royalty rate, and post-tax discount rate for the indefinite-lived intangible asset. Evaluating management’s significant assumptions related to the future cash flows, terminal growth rate, and post-tax discount rate for goodwill, and future revenues, royalty rate, and post-tax discount rate for the indefinite-lived intangible asset involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; (iii) sensitivities over significant inputs and significant assumptions; and (iv) whether these significant assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s use of discounted cash flow projections as well as management’s significant assumptions related to the royalty rate and post-tax discount rates.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 9, 2023

We have served as the Company’s auditor since 2006.

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$16,676	$53,417
Restricted cash	5,000	5,250
Trade receivables, less allowance for doubtful accounts of $0 and $39, respectively	27,558	34,360
Inventories	70,582	68,677
Other receivables	309	616
Income tax receivable	6,900	2,430
Prepaid expenses and deposits	5,959	10,209
Total current assets	132,984	174,959
Non-current assets
Property, plant and equipment	207,701	215,704
Investments	2,109	2,109
Note receivable - joint venture	—	3,256
Goodwill	66,225	117,533
Intangibles	37,157	26,394
Deferred tax asset	4,201	16,766
Right-of-use assets	9,132	7,609
Other assets	5,776	2,581
Total assets	$465,285	$566,911
LIABILITIES
Current liabilities
Line of credit	$7,529	$7,760
Trade payables	24,894	22,597
Current maturities of long-term debt	9,646	11,416
Accrued sales taxes	11,594	3,899
Accrued loyalty program	2,060	2,098
Accrued liabilities	13,064	14,168
Lease liabilities - current	1,970	962
Other current liabilities	1,458	1,413
Total current liabilities	72,215	64,313
Non-current liabilities
Long-term debt	43,821	50,419
Deferred tax liability	19,756	18,657
Lease liabilities - non-current	7,785	6,711
Other liabilities	1,714	1,973
Total liabilities	145,291	142,073
Commitments and contingencies (note 14)
MEZZANINE EQUITY
Redeemable non-controlling interests	16,164	16,433
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 91,788,929 shares issued and outstanding at December 31, 2022 and 88,233,929 shares issued and outstanding at December 31, 2021.	372,429	365,561
Additional paid in capital	13,372	9,369
Accumulated other comprehensive (loss) income	(8,371)	6,696
Retained earnings	(74,367)	26,779
Total Village Farms International, Inc. shareholders' equity	303,063	408,405
Non-controlling interest	767	—
Total shareholders' equity	303,830	408,405
Total liabilities, mezzanine equity and shareholders’ equity	$465,285	$566,911

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands of United States dollars)

	2022	2021	2020
Sales	$293,572	$268,020	$170,086
Cost of sales	(266,075)	(222,841)	(159,126)
Gross margin	27,497	45,179	10,960
Selling, general and administrative expenses	(68,278)	(46,384)	(19,086)
Share-based compensation	(3,987)	(7,533)	(6,142)
Interest expense	(3,244)	(2,835)	(2,056)
Interest income	207	126	625
Foreign exchange loss	(2,255)	(476)	(136)
Gain on settlement agreement	—	—	4,681
Gain on acquisition	—	—	23,631
Other (expense) income	(115)	(420)	(873)
Write-off of note receivable	(592)	—	(3,791)
Impairments	(43,299)	—	—
(Loss) income before taxes and (loss) income from equity method investments	(94,066)	(12,343)	7,813
(Provision for) recovery of income taxes	(4,681)	3,526	2,790
(Loss) income from equity method investments	(2,668)	(308)	1,005
(Loss) income including non-controlling interests	(101,415)	(9,125)	11,608
Less: net loss attributable to non-controlling interests, net of tax	269	46	—
Net (loss) income attributable to Village Farms International, Inc.	$(101,146)	$(9,079)	$11,608
Basic (loss) income per share attributable to Village Farms International, Inc. shareholders	$(1.13)	$(0.11)	$0.20
Diluted (loss) income per share attributable to Village Farms International, Inc. shareholders	$(1.13)	$(0.11)	$0.19
Weighted average number of common shares used in the computation of net (loss) income per share (in thousands):
Basic	89,127	82,161	58,526
Diluted	89,127	82,161	61,490
(Loss) income including non-controlling interests	$(101,415)	$(9,125)	$11,608
Less: net loss attributable to non-controlling interests, net of tax	$269	$46	$—
Net (loss) income attributable to Village Farms International, Inc.	(101,146)	(9,079)	11,608
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,460)	441	6,730
Comprehensive (loss) income attributable to Village Farms International, Inc. shareholders	$(116,606)	$(8,638)	$18,338

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands of United States dollars)

	Number of Common Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Permanent Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2020	52,657	$98,333	$4,351	$(475)	$24,250	$—	$126,459	$—
Shares issued in public offering, net of issuance costs	12,990	42,550	—	—	—	—	42,550	—
Shares issued on exercise of stock options	1,265	692	(267)	—	—	—	425	—
Share-based compensation	—	4,093	2,049	—	—	—	6,142	—
Warrants issued in public offering	—	—	11,369	—	—	—	11,369	—
Cumulative translation adjustment	—	—	—	6,730	—	—	6,730	—
Net income	—	—	—	—	11,608	—	11,608	—
Balance at December 31, 2020	66,912	$145,668	$17,502	$6,255	$35,858	$—	$205,283	$—
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	—	127,489	—
Shares issued in acquisition	7,118	63,044	—	—	—	—	63,044	—
Shares issued on exercise of warrants	3,188	29,050	(10,555)	—	—	—	18,495	—
Shares issued on exercise of stock options	177	310	(111)	—	—	—	199	—
Share re-purchases	(535)	—	(5,000)	—	—	—	(5,000)	—
Share-based compensation	487	—	7,533	—	—	—	7,533	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	—	—	16,479
Cumulative translation adjustment	—	—	—	441	—	—	441	—
Net loss	—	—	—	—	(9,079)	—	(9,079)	(46)
Balance at December 31, 2021	88,234	$365,561	$9,369	$6,696	$26,779	$—	$408,405	$16,433
Net proceeds from issuance of common stock	3,175	6,692	—	393	—	—	7,085	—
Shares issued on exercise of stock options	180	176	16	—	—	—	192	—
Share-based compensation	200	—	3,987	—	—	—	3,987	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(15,460)	—	—	(15,460)	—
Net loss	—	—	—	—	(101,146)	—	(101,146)	(269)
Balance at December 31, 2022	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands of United States dollars)

	2022	2021	2020
Cash flows (used in) provided by operating activities:
Net (loss) income attributable to Village Farms International, Inc. shareholders	$(101,146)	$(9,079)	$11,608
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,054	12,709	6,825
Amortization of deferred charges	214	300	115
Share of loss (income) from joint venture	2,668	308	(1,005)
Net loss attributable to non-controlling interest	(269)	—	—
Interest expense	3,244	2,835	2,056
Interest income	(207)	(126)	(625)
Interest paid on long-term debt	(3,420)	(3,306)	(1,295)
Unrealized foreign exchange loss	83	—	—
Impairments	43,299	—	—
Inventory impairment	11,038	—	—
Write-off of note receivable	592	—	3,791
Gain on settlement agreement	—	—	(4,681)
Loss on disposal of assets	(7)	259	922
Gain on acquisition of Pure Sunfarms	—	—	(23,631)
Non-cash lease expense	(604)	(1,351)	(1,150)
Other	—	366	—
Interest paid on finance lease	—	—	(4)
Share-based compensation	3,987	7,533	6,142
Deferred income taxes	9,831	(2,866)	(6,462)
Changes in non-cash working capital items	(2,246)	(47,149)	13,072
Net cash (used in) provided by operating activities	(19,889)	(39,567)	5,678
Cash flows used in investing activities:
Purchases of property, plant and equipment	(14,292)	(21,656)	(3,419)
Purchases of intangibles	—	—	(92)
Advances to joint ventures	—	(20)	(177)
Acquisitions, net	(5,873)	(40,685)	(34,603)
Investment in minority interests	—	(1,109)	(1,226)
Investment in joint ventures	—	—	(11,713)
Notes receivable	(734)	—	—
Net cash used in investing activities	(20,899)	(63,470)	(51,230)
Cash flows provided by financing activities:
Proceeds from borrowings	7,321	19,669	10,619
Repayments on borrowings	(9,709)	(9,454)	(6,292)
Proceeds from issuance of common stock and warrants	6,692	135,000	57,212
Issuance costs	—	(7,511)	(3,293)
Proceeds from exercise of stock options	192	199	425
Proceeds from exercise of warrants	—	18,495	—
Share re-purchases	—	(5,000)	—
Payments on capital lease obligations	—	(17)	(63)
Payment of note payable related to acquisition	—	(15,498)	—
Net cash provided by financing activities	4,496	135,883	58,608
Effect of exchange rate changes on cash and cash equivalents	(699)	142	634
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,991)	32,988	13,690
Cash, cash equivalents and restricted cash, beginning of period	58,667	25,679	11,989
Cash, cash equivalents and restricted cash, end of period	$21,676	$58,667	$25,679
Supplemental disclosure of non-cash activities:
Shares issued for acquisitions	$—	$63,044	$—
Supplemental cash flow information:
Income taxes paid	$—	$1,801	$158

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1. DESCRIPTION OF BUSINESS

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of December 31, 2022 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. It’s wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to other licensed providers and provincial governments across Canada and internationally. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications. Through its 70% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert.

2. BASIS OF PRESENTATION

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods and their performance obligation is complete. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring product. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods.

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

Restricted Cash

Restricted cash, as of December 31, 2022 and 2021 includes a cash deposit required by the Company’s directors’ and officers’ insurance policy which is managed by an insurer and held as a cell captive within a Bahamas-based financial institution.

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

Classification	Estimated Useful Lives
Licenses	5-22 years
Brand and trademarks	Indefinite
Customer relationships	10 years
Computer software	3-5 years

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

For business combinations achieved in stages, the Company’s previously held interest in the acquiree is remeasured at its acquisition date fair value, with the resulting gain or loss recorded in the Statements of (Loss) Income. For a pre-existing relationship between the Company and the acquiree, that is not extinguished on the business combination, such a relationship is considered effectively settled as part of the business combination even if it is not legally cancelled. At the acquisition date, it becomes an intercompany relationship and is eliminated upon consolidation.

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

Advertising

Advertising costs are presented within selling, general and administrative costs in the Consolidated Statements of Operations. The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing teams. Advertising costs for the years ended December 31, 2022 and 2021 were $6,122 and $3,473, respectively.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. The Company has a line of credit that incorporates LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on the Company’s business or on the overall financial markets. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

4. INVENTORIES

Inventories consisted of the following:

Classification	December 31, 2022	December 31, 2021
Cannabis:
Raw materials	$1,089	$2,071
Work-in-process	10,872	5,056
Finished goods	36,094	32,161
Packaging	6,909	5,877
Produce and Energy:
Crop inventory	14,886	19,475
Purchased produce inventory	599	2,485
Spare parts inventory and packaging	133	1,552
Inventory	$70,582	$68,677

During the fourth quarter of 2022, the Company recognized $11,038 of inventory impairments relative to its net realizable value. There were no inventory impairments recognized for the years ended December 31, 2021 and 2020.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	December 31, 2022	December 31, 2021
Land	$13,411	$14,095
Leasehold and land improvements	5,372	5,224
Buildings	214,146	184,444
Machinery and equipment	82,396	79,070
Construction in progress	10,033	39,206
Less: Accumulated depreciation	(117,657)	(106,335)
Property, plant and equipment, net	$207,701	$215,704

Depreciation expense on property, plant and equipment, was $10,795, $12,709 and $6,825 for the years ending December 31, 2022, 2021 and 2020, respectively.

6. PURE SUNFARMS ACQUISITION

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

The acquisition was deemed a business combination and the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination of acquired intangible assets. The estimated fair value of licenses was determined using a multi-period excess earnings method. This earnings-based method considers the net present value of the licenses’ cash flows discounted at an asset specific discount rate. The net present value attributable to the licenses deducts the contributory asset charges used in connection with the licenses. The estimated fair value of the brand was determined using the relief-from-royalty method. This method assumes that the brand has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brand, the appropriate royalty rate, and an asset specific discount rate. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the brand. Acquired property, plant and equipment and software were valued using the replacement cost method, which requires the Company to estimate the costs to construct an asset of

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Upon the acquisition of Pure Sunfarms, the Company identified goodwill of C$30,618 (US$22,596). This goodwill was calculated as the difference between the fair value of the consideration issued for the acquisition of Pure Sunfarms and the fair value of all assets and liabilities acquired. The goodwill is attributable to the acquired workforce and potential for growth through the conversion of the Delta 1 greenhouse facility and future accretive acquisitions. The Company is required to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company also recognized a gain of $23.6 million due to the revaluation of its previously held investment in Pure Sunfarms to its fair value at the acquisition date. The accounting for the business combination was considered complete for the year ended December 31, 2020.

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

The change in goodwill between November 2, 2020 and December 31, 2022 is due to the effect of foreign currency translation.

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

For the period January 1, 2020 to November 1, 2020, the Company's share of the joint venture consisted of the following:

Balance, January 1, 2020	$41,334
Investments in joint venture	16,393
Share of net income for the year	4,980
Balance, November 1, 2020	$62,707

7. BHB ACQUISITION

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

The following table shows the allocation of the purchase price to assets acquired and liabilities assumed, based on estimates of fair value, including a summary of the identifiable classes of consideration transferred, and amounts by category of assets acquired and liabilities assumed at the acquisition date:

Consideration paid	Shares	Share Price	Amount
Cash			$30,000
Village Farms common shares issued	4,707,113	$8.87	41,752
Working capital adjustment			(2)
Total fair value of consideration			$71,750

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

8. ROSE ACQUISITION

On November 15, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with Rose and other parties, including the shareholders of Rose (collectively, the “Rose Sellers”), for the acquisition of a 70% interest in Rose pursuant to the terms of the Purchase Agreement (the “Acquisition”), for a total purchase price (the “Purchase Price”) of C$46.7 million, comprised of a cash purchase price of C$19.9 million and a total of 2,411,280 Common Shares of Village Farms (“Village Farms Shares”), subject to customary purchase price adjustments. The Village Farms Shares issued under the Purchase Agreement are subject to lock-up agreements, and subject to compliance with applicable securities laws, 33% of these shares were released from lock-up restrictions four (4) months following the Closing Date, another 33% of these shares were be released from lock-up restrictions eight (8) months after the Closing Date and the remaining shares were be released from lock-up restrictions one (1) year after the Closing Date.

Under the terms of the Purchase Agreement, the Company filed a prospectus supplement under our existing shelf registration statement on March 15, 2022 to register for resale all of the Village Farms Shares issued to the Rose Sellers on the Closing Date.

Put/Call Option

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, have remained in their current roles with Rose post-Acquisition and have retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders have entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and March 31, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms can also acquire 34% of the Retained Interest between December 31, 2023 and March 31, 2024. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the applicable prior calendar year. If exercised upon a liquidity event, the Option Price is subject to a minimum amount which varies depending on the year on which it is exercised.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company finalized the accounting for this business combination on September 30, 2022 which resulted in the Company recognizing goodwill of C$30,673 (US$24,133) and a customer relationship intangible asset of C$18,010 (US$14,170), which is amortizable over 10 years. The Company recognized amortization of $1,500 during the year ended December 31, 2022.

The estimated fair value of the customer relationship was determined using a multi-period excess earnings method (MEEM"), which is an income approach that is based on the principal that the value of an intangible asset is equal to the net present value of the incremental after-tax cash flows attributable to the customer relationship specific cash flows. The MEEM utilizes current cash flow projections and seeks to isolate the excess stream of earnings that can be attributed to the particular intangible asset. This method requires the Company to estimate the future cash flows for the related customer relationship and an asset specific discount rate. This measure of fair value requires significant judgment about the value a market participant would be willing to pay to achieve the benefits associated with the customer relationship.

The Company also recognized a redeemable non-controlling interest classified as temporary mezzanine equity of $16,479. The goodwill and intangible asset have been allocated to the Canadian Cannabis reporting segment.

Consideration paid	Shares	Share Price	Amount
Cash			$15,859
Village Farms common shares issued	2,411,280	$9.04	21,798
Working capital adjustment			$1,055
Total fair value of consideration			$38,712

November 15, 2021
ASSETS
Cash and cash equivalents	$1,118
Trade and other receivables, net	1,595
Inventories	3,586
Prepaid expenses and deposits	498
Property, plant and equipment	16,423
Goodwill	24,133
Intangible assets	14,170
Total assets	61,523
LIABILITIES
Trade payables	774
Accrued liabilities	1,803
Deferred tax liability	3,755
Total liabilities	6,332
Mezzanine equity	16,479
Total liabilities and mezzanine equity	22,811
Net assets acquired	$38,712

9. ASSET ACQUISITION

Leli Holland B.V. ("Leli")

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

On July 7, 2022, Leli received a license to cultivate cannabis legally in the Netherlands under the Dutch Closed Supply Chain Experiment program ("the Program"). On July 19, 2022, the Company exercised the Option to purchase 80% of Leli, plus an additional 5% interest, for total cash consideration of $4,693.

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

10. INVESTMENTS

Altum

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest accrues at a rate of 12% per annum, calculated monthly. Unless earlier repaid, or converted into ordinary shares of Altum, the principal and accrued interest of the Note will be due and payable on August 10, 2023. As of December 31, 2022, the balance of the Note including accrued interest was $791.

Village Fields Hemp USA LLC

The net assets of VF Hemp were $0 and ($10,369) as of December 31, 2022 and 2021, respectively. The net loss for the years ending December 31, 2022 and 2021 was $2,668 and $474. Included in the losses for the year ended December 31, 2022, is a loss of $2,284 which represents the Company’s share of losses from the impairment of inventory at VF Hemp. In conjunction with the inventory write-off, the Company also wrote-off the remaining balance of its loan to VF Hemp in the amount of $592, which has been recorded as a loss on joint venture loan in the condensed consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

11. GOODWILL AND INTANGIBLES ASSETS

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment. Throughout 2022, the Company recognized macroeconomic challenges, decreases in market capitalization, decreases in transaction multiples, and continued ambiguity in federal regulations with respect to the U.S. CBD market.

As of June 30, 2022, when the Company considered these qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company tested that segment’s assets, including goodwill and intangible assets for impairment.

Cannabis - U.S. - Goodwill

The recoverable amount of the reporting unit was determined based on a transaction multiple of somewhat similar CBD-based companies. Management concluded that as of June 30, 2022, the recoverable amount was lower than its carrying amount and as a result, an impairment charge to goodwill of $25,169 was allocated to the reporting unit.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Transaction multiples: A market-based revenue multiple of 1.6x was utilized to determine the recoverable amount. A decrease in the multiple of .25x, would increase the impairment to goodwill by $7,000.

Cannabis - U.S. - Brand

The recoverable amount of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the recoverable amount of the brand. Management concluded that as of June 30, 2022, the recoverable amount was lower than its carrying value of $9,250 and as a result, an impairment charge to the brand intangible of $4,630 was allocated to the reporting unit.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 11%. An increase of 1% to the discount rate, would increase the impairment by approximately $530.
•
Royalty rate: An incremental royalty rate of 4.0% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.5% would increase the impairment to brand by $1,490.
•
Future revenues: A decrease in future revenues by 10% would increase the impairment by approximately $470.

As of December 31, 2022, the Company performed its annual impairment test using a quantitative test to assess the recoverability of goodwill and intangible assets for its Cannabis – U.S. and Cannabis – Canada reporting units.

Cannabis - Canada - Goodwill

The recoverable amount of the reporting unit was determined based on a discounted cash flow projection from budgets approved by senior management covering a three-year period. Management concluded that the recoverable amount was higher than its carrying amount by approximately $17,196 as of December 31, 2022 and therefore no impairment to goodwill was required.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Post-tax discount rate: An increase in 0.5% in the discount rate would result in the recoverable amount being equal to the carrying value, and each additional 1% increase would result in an additional impairment of approximately $29,299.
•
Terminal growth rate: A decrease in 0.7% in the terminal growth rate would result in the recoverable amount being equal to the carrying value, and each additional 1% decrease would result in an additional impairment of approximately $18,229.
•
Future cash flows: A decrease in the future cash flows by 5.5% would result in the recoverable amount being equal to the carrying value, and each additional 5.0% decrease would result in an additional impairment of approximately $15,126.

Cannabis - Canada - Brand

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The recoverable amount of the brand was determined based on a discounted cash flow projection, covering a three-year period Specifically, the Company utilized a relief from royalty valuation technique to arrive at the recoverable amount of the brand. Management concluded that the recoverable amount was higher than its carrying value of $3,420 by approximately $1,033 as of December 31, 2022 and therefore, no impairment to brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Royalty rate: An incremental royalty rate of 3.50% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.50% would result in an impairment of approximately $3,469.
•
Post-tax discount rate: An increase in the discount rate by 2% would result in the recoverable amount being equal to the carrying value, and each additional 1% increase in the discount rate would result in an impairment of approximately $308.
•
Future revenues: A decrease in future revenues by 20% would result in the recoverable amount being equal to the carrying value. Any further decreases to the future revenues would result in the value of the brand written down to $nil.

Cannabis - Canada - Definite-Lived Intangible

At December 31, 2022, the Company also evaluated the recoverability of its definite-lived intangible assets which includes customer relationship and license intangibles. The Company concluded the undiscounted cash flows of the asset group exceeded its carrying value of $24,969 at December 31, 2022 and therefore no impairment to the definite-lived intangibles was required.

Cannabis - U.S.- Goodwill

The recoverable amount of the reporting unit was determined based on a discounted cash flow projection from budgets approved by senior management covering a three-year period. Management concluded that as of December 31, 2022, the recoverable amount was lower than its carrying amount and as a result, an impairment charge to goodwill of $13,500 was allocated to the reporting unit.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 10%, which reflects market participant assumptions. An increase of 1% to the discount rate, would increase the impairment to goodwill by $4,100.
•
Terminal growth rate: The forecast cash flows beyond a three-year period are extrapolated using a 4.1% growth rate. A decline of 1% in the terminal growth rate, would increase the impairment to goodwill by $2,900.
•
Future cash flows: A decrease in future cash flows by 10% would increase the impairment by approximately $2,500.

U.S. Cannabis - Brand

The recoverable amount of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the recoverable amount of the brand. Management concluded the recoverable amount was higher than its carrying value of $4,620 by approximately $380 as of December 31, 2022, and therefore, no impairment charge to the brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Royalty rate: An increase to the incremental royalty rate of 0.05% would result in the recoverable amount being equal to the carrying value, and each additional 0.5% decrease would result in an additional impairment of approximately $3,320.
•
Future revenues: A decrease in future revenues by 8% would result in the recoverable amount being equal to the carrying value, and each additional decrease of 5% would result in an impairment of $220.
•
Post-tax discount rate: An increase in the discount rate of 0.5% would result in the recoverable amount being equal to the carrying value, and each increase of 0.5% would result in an additional impairment of $420.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2021	$57,525	$60,008	$117,533
Purchase price adjustment	3,755	—	3,755
Reclassification to intangible assets	(14,170)	—	(14,170)
Foreign currency translation adjustment	(2,224)	—	(2,224)
Impairments	—	(38,669)	(38,669)
Balance as of December 31, 2022	$44,886	$21,339	$66,225

Intangible Assets

Intangibles consisted of the following:

Classification	December 31, 2022	December 31, 2021
Licenses	$17,691	$12,835
Brand and trademarks*	12,719	12,951
Customer relationships	13,291	—
Computer software	1,955	2,014
Other*	144	144
Less: Accumulated amortization	(4,013)	(1,550)
Less: Impairments	(4,630)	—
Intangibles, net	$37,157	$26,394

*Indefinite-lived intangible assets.

The expected future amortization expense for definite-lived intangible assets as of December 31, 2022 is as follows:

Fiscal period
2023	$3,320
2024	3,186
2025	3,100
2026	3,012
2027	3,012
Thereafter	13,294
Intangibles, net	$28,924

Amortization expense for intangibles was $2,259, $916 and $122 for the years ended December 31, 2022, 2021 and 2020, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

12. ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
Received not invoiced	$6,252	$3,470
Accrued payroll	2,766	3,552
Accrued grower partner payables	824	2,248
Other	3,222	4,898
	$13,064	$14,168

13. LEASES

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

The components of lease related expenses are as follows:

	Year ended December 31,
	2022	2021
Operating lease expense (a)	$4,434	$2,926
Finance lease expense:
Amortization of right-of-use assets	—	25
Total finance lease expense	$—	$25

(a)
Includes short-term lease costs of $999 and $680 for the year ended December 31, 2022 and 2021.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2022	2021
Operating cash flows from operating leases and finance leases	$604	$1,351
Financing cash flows from finance leases	$—	$17

December 31, 2022
Weighted average remaining lease term:
Operating leases	5.50
Weighted average discount rate:
Operating leases	7.47%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Maturities of lease liabilities are as follows:

Operating leases
2023	$2,616
2024	2,126
2025	1,911
2026	1,958
2027	1,350
Thereafter	2,168
Undiscounted lease cash flow commitments	12,129
Reconciling impact from discounting	(2,374)
Lease liabilities on consolidated statement of financial position as of December 31, 2022	$9,755

14. LINE OF CREDIT AND LONG-TERM DEBT

	Balance outstanding as of December 31,
	2022	2021
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 7.71%; matures April 1, 2025	$24,755	$26,723
Term Loan - VFCE: CA$3.0M - non-revolving fixed rate loan with fixed interest rate of 4.98%; matures June 2023	—	491
Term Loan - Pure Sunfarms - CA$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.7%; matures February 2024	9,664	11,870
Term loan - Pure Sunfarms - CA$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.7%; matures February 2024	14,867	17,806
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,181	4,946
Total	$53,467	$61,836

The Company's line of credit ("Operating Loan") had $4,000 amount drawn on the facility as of December 31, 2022, while there was no amount drawn as of December 31, 2021.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of December 31, 2022 and 2021 was $113,159 and $233,187, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of December 31, 2022 and 2021 was $26,666 and $34,741, respectively.

On March 2, 2022, the Company repaid the outstanding balance of the VFCE Term Loan and related advance balance on the term loan.

The Pure Sunfarms line of credit had $3,529 and $7,760 outstanding as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C4,145.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was not in compliance with one financial covenant under the FCC Loan. Prior to December 31, 2022, the Company received a waiver from FCC for the annual test on December 31, 2022 for the one financial covenant. The covenant will be reinstated for fiscal year 2023. FCC measures the Company's financial covenants once a year on the last day of the year. Prior to December 31, 2022, Pure Sunfarms also received a waiver allowing Pure Sunfarms' fourth quarter inventory write-down, of approximately $11.0 million, to be excluded from its December 31, 2022 loan covenant calculations. The waiver was issued pursuant to an amended Term Loan agreement by the bank syndicate.

Village Farms was in compliance with all of its remaining covenants under its other credit facilities.

The weighted average interest rate on short-term borrowings as of December 31, 2022 and 2021 was 9.12% and 5.15%, respectively.

Accrued interest payable on the Credit Facilities and loans as of December 31, 2022 and 2021 was $398 and $304, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2023	$8,309
2024	25,035
2025	23,190
2026	718
2027	671
Thereafter	2,213
$60,136

15. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2022 and 2021, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk.

There were no financial instruments categorized as Level 3 at December 31, 2022 and December 31, 2021, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2022 and 2021, respectively.

For its investments, the Company has elected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus any observable price changes of an identical or similar investment.

16. COMMITMENTS AND CONTINGENCIES

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

17. RELATED PARTY TRANSACTIONS AND BALANCES

On March 25, 2019, the Company entered into a Grid Loan Agreement (the “Grid Loan”) with VF Hemp. As of December 31, 2022, and December 31, 2021 the Grid Loan balance was $0 and $3,256, respectively.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $115, $114 and $118 in salary and benefits during the years ended December 31, 2022, 2021 and 2020, respectively.

18. INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022
	Current	Deferred	Total
US Federal	$—	$14,650	$14,650
US State	72	(2,085)	(2,013)
Canadian	(5,222)	(2,734)	(7,956)
	$(5,150)	$9,831	$4,681

	2021
	Current	Deferred	Total
US Federal	$—	$(3,278)	$(3,278)
US State	135	(176)	(41)
Canadian	(795)	588	(207)
	$(660)	$(2,866)	$(3,526)

	2020
	Current	Deferred	Total
US Federal	$—	$(4,879)	$(4,879)
US State	260	(434)	(174)
Canadian	3,412	(1,149)	2,263
	$3,672	$(6,462)	$(2,790)

The (recovery of) provision for income taxes reflected in the consolidated statements of (loss) income for the years ended December 31, 2022, 2021 and 2020 differs from the amounts computed at the federal statutory tax rates. The principal

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
(Loss) income before income taxes	$(96,734)	$(12,651)	$8,818
Tax (recovery) calculated at US domestic tax rates	(20,339)	(2,592)	1,869
State tax adjustments	(1,799)	(230)	(310)
Non-deductible items	928	1,516	(6,531)
True up of prior year income tax estimates	—	(648)	(181)
Share of income from joint venture	—	—	(228)
Deferred adjustment	(3,324)	(2,429)	343
Tax rate differences on deferred items	308	397	49
Foreign rate differentials	88	86	1,643
Change in tax rates	5	5	37
Change in valuation allowance	28,684	57	3
Other	130	312	516
Recovery of income taxes	$4,681	$(3,526)	$(2,790)

The statutory tax rate in effect in Canada and the United States for the year ended December 31, 2022, 2021 and 2020 was 27.0% and 21.0%, respectively.

The blended effective tax rate for 2022 was (4.8%) compared to 27.9% and (31.4%) in 2021 and 2020, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Other assets	$5,536	$5,140
Long-term debt	943	832
Tax losses: Non-capital and farm losses	33,579	22,860
Provisions: Debt and unit issuance costs	1,683	2,194
Tax losses: Valuation allowance	(30,419)	(1,708)
	11,322	29,318
Deferred tax liabilities:
Joint venture shares	(2,406)	(2,662)
Cash adjustment	(12,861)	(11,514)
Property, plant and equipment	(11,610)	(17,033)
	(26,877)	(31,209)
Net tax assets	$(15,555)	$(1,891)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

recorded a $30,419 valuation allowance on its deferred tax assets for the year ended December 31, 2022. The valuation allowance reflected on the consolidated balance sheet is $1,708 at December 31, 2021.

Included in the schedule of deferred tax assets and liabilities above are US federal net operating loss carryforwards of approximately $106,428 and $74,607 as of December 31, 2022 and 2021, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forwards of approximately $42,768 and $28,189 as of December 31, 2022 and 2021, respectively, which started to expire in 2022. The Canadian Federal Non-Capital Loss carry forwards are $43,829 and $26,916 as of December 31, 2022 and 2021, respectively. The Canadian Provincial Non-Capital Loss carry forwards are $15,974 and $13,409, as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2022 and 2021, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as Canada and its provinces. As of December 31, 2022, the Company’s tax years for 2019, 2020 and 2021 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2019.

19. SEGMENT AND GEOGRAPHIC INFORMATION

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

For years ended December 31, 2022, 2021 and 2020, approximately 51%, 48% and 79%, respectively, of the Company’s total sales were in the United States. In 2022, the Company had one customer that individually represented more than 10% of total sales, comprising of 14.6%. In 2021, the Company had two customers that individually represented more than 10% of its sales, comprising of 20.1% and 10.6% of sales, respectively. In 2020, the Company had two customers that individually represented more than 10% of its sales, comprising of 12.7% and 12.5% of sales, respectively.

As of December 31, 2022, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 19.1% of the balance. As of December 31, 2021, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 29.0% of the balance. As of December 31, 2020, the Company’s trade receivables had two customers that represented more than 10% of the balance of trade receivables, representing 26.3% of the balance.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information as of and for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Sales
Produce	$160,252	$159,778	$156,891
Cannabis – Canada	109,882	96,434	12,778
Cannabis – United States	23,302	11,345	—
Energy	136	463	417
	$293,572	$268,020	$170,086
Interest expense
Produce	$1,472	$561	$1,759
Cannabis – Canada	1,768	2,236	243
Cannabis – United States	—	1	—
Energy	4	37	54
	$3,244	$2,835	$2,056
Interest income
Corporate	$196	$117	$623
Cannabis – Canada	11	9	2
	$207	$126	$625
Depreciation and amortization
Produce	$5,044	$5,238	$5,356
Cannabis – Canada	7,445	5,875	822
Cannabis – United States	565	299	—
Energy	—	1,297	647
	$13,054	$12,709	$6,825
Gross margin
Produce	$(17,382)	$1,474	$9,621
Cannabis – Canada	29,388	37,209	2,193
Cannabis – United States	15,659	7,947	—
Energy	(168)	(1,451)	(854)
	$27,497	$45,179	$10,960

Total assets	2022	2021
United States	$113,497	$116,654
Canada	346,126	450,257
Netherlands	5,662	—
	$465,285	$566,911

Property, plant and equipment, net	2022	2021
United States	$37,780	$39,583
Canada	169,921	176,121
	$207,701	$215,704

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

20. (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of Common Shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows:

	For the Years Ended December 31,
(shares in thousands)	2022	2021	2020
Numerator:
Net (loss) income including non-controlling interests	$(101,415)	$(9,125)	$11,608
Less: Net loss attributable to non-controlling interests	$269	$46	$—
Net (loss) income attributable to Village Farms International, Inc. shareholders	$(101,146)	$(9,079)	$11,608
Denominator:
Weighted average number of common shares – basic	89,127	82,161	58,526
Effect of dilutive securities – share-based employee options and awards	—	—	2,964
Weighted average number of common shares – diluted	89,127	82,161	61,490
Anti-dilutive options and awards (1)	4,089	3,822	500
Net (loss) income per ordinary share:
Basic	$(1.13)	$(0.11)	$0.20
Diluted	$(1.13)	$(0.11)	$0.19

(1)
Options to purchase shares of common stock and unvested RSUs are not included in the calculation of net (loss) income per share because the effect would have been anti-dilutive.

21. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On August 9, 2022, Village Farms entered into a Controlled Equity Offering Sales Agreement ("Sales Agreement") pursuant to which the Company may offer and sell Common Shares having an aggregate offering price up to $50 million from time to time to or through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners. Under the Sales Agreement, the Company may offer and sell Common Shares through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market. As of December 31, 2022, the Company had issued and sold 3,175,000 Common Shares under the Sales Agreement, resulting in net proceeds of $6,692 after deducting commissions and offering expenses.

On September 10, 2020, the Company sold 9,396,226 units through a registered direct offering. Each unit that was sold consisted of one common share of the Company and one-half (0.5) of a warrant to purchase a common share of the Company at a price of $5.80. On March 10, 2021, the warrants became exercisable and will expire on September 10, 2025. As of December 31, 2022, 3,188,680 of the warrants have been exercised. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity. The fair value of these warrants was determined using the Black-Scholes-Merton valuation model.

The Company’s Share-Based Compensation Plan (the “Plan”) dated January 1, 2010, was most recently approved by Shareholders on June 10, 2021. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 5,069 shares remain available for issuance of December 31, 2022.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2022	2021	2020
Expected volatility	84.0% - 89.9%	68.3% - 75.7%	71.1%
Dividend	$nil	$nil	$nil
Risk-free interest rate	1.41% - 3.28%	1.07% - 1.54%	0.52%
Expected life	6.5 years	4.5 years - 6.9 years	7.1 years
Fair value	$0.93 - $4.33	$4.29 - $7.31	$4.65

Stock option transactions under the Company’s plan for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,452,666	$3.93	5.60	$8,784
Granted during 2020	1,081,488	$6.54	9.75	$254
Exercised during 2020	(425,166)	$1.01	1.62	$2,039
Forfeited/expired during 2020	(41,666)	$5.17
Outstanding at December 31, 2020	3,067,322	$5.42	6.82	$15,735
Exercisable at December 31, 2020	1,618,168	$3.07	4.58	$11,865
Granted during 2021	792,236	$8.47	9.78	$57
Exercised during 2021	(177,000)	$1.07	1.14	$1,813
Forfeited during 2021	(60,000)	$10.70
Outstanding at December 31, 2021	3,622,558	$6.20	7.89	$6,530
Exercisable at December 31, 2021	2,042,663	$4.80	5.14	$6,001
Granted during 2022	725,360	$2.74	9.70	$16
Exercised during 2022	(180,000)	$1.30	0.51	$772
Forfeited during 2022	(78,500)	$8.45
Outstanding at December 31, 2022	4,089,418	$5.76	6.77	$152
Exercisable at December 31, 2022	2,549,401	$5.88	5.46	$133

The weighted-average grant-date fair value of options granted during the years 2022, 2021 and 2020 was $3.31, $6.00 and $4.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $772, $2,273 and $2,732, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2022 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2022	1,579,895	$5.28
Granted	725,360	$2.06
Vested	(696,238)	$5.35
Forfeited	(69,000)	$5.75
Non-vested at December 31, 2022	1,540,017	$3.72	$19

As of December 31, 2022, there was approximately $5,692 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

Performance-based restricted share unit activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	739,000	$6.08
Granted	1,068,000	$4.75
Issued	(840,000)	$4.83
Forfeited/expired	(98,000)	$7.16
Outstanding at December 31, 2020	869,000	$5.89
Exercisable at December 31, 2020	75,000	$4.79
Granted	158,000	$7.72
Exercised	(487,000)	$5.70
Forfeited	(310,000)	$6.66
Outstanding at December 31, 2021	230,000	$6.83
Exercisable at December 31, 2021	200,000	$6.49
Granted	—	—
Exercised	(200,000)	$6.41
Forfeited/expired	—	—
Outstanding at December 31, 2022	30,000	$8.31
Exercisable at December 31, 2022	30,000	$8.31

A summary of the status of the Company’s non-vested performance-based restricted share units, and the changes during the year ended December 31, 2022, is presented below:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	30,000	$8.24
Vested	(30,000)	$8.31
Non-vested at December 31, 2022	—	—

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Total share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 of $3,987, $7,533 and $6,142, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

22. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2022	2021	2020
Trade receivables	$3,310	$(9,914)	$(3,196)
Inventories	(14,583)	(16,761)	2,997
Note receivable	—	—	765
Due from joint ventures	—	4	4,363
Other receivables	(4)	(399)	199
Prepaid expenses and deposits	3,815	(3,201)	(1,245)
Trade payables	6,697	6,327	(1,665)
Accrued liabilities	7,805	(10,389)	6,565
Other assets, net of other liabilities	(9,286)	(12,816)	4,289
	$(2,246)	$(47,149)	$13,072

23. SUBSEQUENT EVENT

On January 20, 2023, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 18,350,000 Common Shares at $1.35 per common share, together with accompanying warrants to purchase up to 18,350,000 common shares at an exercise price of $1.65. The proceeds from the sale of Common Shares are approximately $25 million before placement agent fees and other offering expenses. The warrants will be exercisable beginning on July 30, 2023 and will expire on July 30, 2028. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity. The fair value of these warrants was determined using the Black-Scholes-Merton valuation model.