Form 10-Q
period 2023-03-31
Village Farms International, Inc.
filed 2023-05-10
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, 110,238,929 shares of common stock were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry and the cannabis industry and market are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; rising interest rates; and tax risks.

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

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$29,884	$16,676
Restricted cash	5,000	5,000
Trade receivables	26,796	27,558
Inventories	75,034	70,582
Other receivables	265	309
Income tax receivable	3,339	6,900
Prepaid expenses and deposits	5,897	5,959
Total current assets	146,215	132,984
Non-current assets
Property, plant and equipment	205,848	207,701
Investments	2,109	2,109
Goodwill	66,285	66,225
Intangibles	36,810	37,157
Deferred tax asset	4,201	4,201
Right-of-use assets	8,662	9,132
Other assets	5,833	5,776
Total assets	$475,963	$465,285
LIABILITIES
Current liabilities
Line of credit	$4,000	$7,529
Trade payables	18,459	24,894
Current maturities of long-term debt	9,504	9,646
Accrued sales taxes	13,746	11,594
Accrued loyalty program	2,139	2,060
Accrued liabilities	14,392	13,064
Lease liabilities - current	1,966	1,970
Other current liabilities	1,734	1,458
Total current liabilities	65,940	72,215
Non-current liabilities
Long-term debt	42,526	43,821
Deferred tax liability	19,062	19,756
Lease liabilities - non-current	7,314	7,785
Other liabilities	1,830	1,714
Total liabilities	136,672	145,291
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	16,134	16,164
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 110,238,929 shares issued and outstanding at March 31, 2023 and 91,788,929 shares issued and outstanding at December 31, 2022.	386,719	372,429
Additional paid in capital	24,232	13,372
Accumulated other comprehensive loss	(7,509)	(8,371)
Retained earnings	(81,003)	(74,367)
Total Village Farms International, Inc. shareholders’ equity	322,439	303,063
Non-controlling interest	718	767
Total shareholders’ equity	323,157	303,830
Total liabilities, mezzanine equity and shareholders’ equity	$475,963	$465,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales	$64,656	$70,156
Cost of sales	(52,356)	(60,252)
Gross margin	12,300	9,904
Selling, general and administrative expenses	(17,405)	(17,935)
Interest expense	(1,133)	(683)
Interest income	196	110
Foreign exchange (loss) gain	(69)	319
Other income (expense)	30	(8)
Loss before taxes and loss from equity method investments	(6,081)	(8,293)
(Provision for) recovery of income taxes	(634)	1,666
Loss from equity method investments	—	(52)
Loss including non-controlling interests	(6,715)	(6,679)
Less: net loss attributable to non-controlling interests, net of tax	79	162
Net loss attributable to Village Farms International, Inc.	$(6,636)	$(6,517)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.06)	$(0.07)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.06)	$(0.07)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	104,097	88,376
Diluted	104,097	88,376
Loss including non-controlling interests	$(6,715)	$(6,679)
Other comprehensive income:
Foreign currency translation adjustment	862	461
Comprehensive loss including non-controlling interests	(5,853)	(6,218)
Comprehensive loss (income) attributable to non-controlling interests	(42)	162
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(5,895)	$(6,056)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	1,732	—	—	—	1,732	—
Cumulative translation adjustment	—	—	—	862	—	—	862	—
Net loss	—	—	—	—	(6,636)	(49)	(6,685)	(30)
Balance at March 31, 2023	110,239	$386,719	$24,232	$(7,509)	$(81,003)	$718	$323,157	$16,134

	Three Months Ended March 31, 2022
	Number of Common Shares	Common Stock	Additional paid in capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$408,405	$16,433
Shares issued on exercise of stock options	328	176	—	—	—	176	—
Share-based compensation	—	—	964	—	—	964	—
Cumulative translation adjustment	—	—	—	3,529	—	3,529	—
Net loss	—	—	—	—	(6,517)	(6,517)	(162)
Balance at March 31, 2022	88,562	$365,737	$10,333	$10,225	$20,262	$406,557	$16,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(6,636)	$(6,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,986	3,128
Amortization of deferred charges	34	66
Share of loss from joint ventures	—	52
Net loss attributable to non-controlling interest	(79)	—
Interest expense	1,133	683
Interest income	(196)	(110)
Interest paid on long-term debt	(1,511)	(747)
Unrealized foreign exchange gain/loss	(13)	113
Loss on disposal of assets	4	—
Operating lease liabilities	(4)	(116)
Share-based compensation	1,732	964
Deferred income taxes	(734)	(2,062)
Changes in non-cash working capital items	(1,384)	(5,091)
Net cash used in operating activities	(3,668)	(9,637)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(1,076)	(5,263)
Note receivable	—	(3,442)
Net cash used in investing activities	(1,076)	(8,705)
Cash flows provided by financing activities:
Proceeds from borrowings	—	2,120
Repayments on borrowings	(4,788)	(983)
Proceeds from issuance of common stock and warrants	24,772	—
Issuance costs	(1,437)	—
Proceeds from exercise of stock options	83	176
Payments on capital lease obligations	—	(301)
Net cash provided by financing activities	18,630	1,012
Effect of exchange rate changes on cash and cash equivalents	(678)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	13,208	(17,234)
Cash, cash equivalents and restricted cash, beginning of period	21,676	58,667
Cash, cash equivalents and restricted cash, end of period	$34,884	$41,433

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

````

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of March 31, 2023 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers, and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. Through its 70% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality cannabidiol (“CBD”) based products including ingestible, edible and topical applications.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2022 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 contained in the Company’s 2022 Annual Report on Form 10-K (the “2022 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. For the three months ended March 31, 2022, share-based compensation has been reclassified to selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.

Principals of Consolidation

The accompanying Condensed Consolidated Financial Statements include Village Farms International, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that the Company consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within other liabilities. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unconsolidated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.

Translations of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

remeasurement are included in other income or expense, net. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net.

General Economic, Regulatory and Market Conditions

The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates, potential recessionary impacts and supply chain disruptions that could negatively affect demand for new projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

Recent Accounting Pronouncements

No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2023	December 31, 2022
Cannabis:
Raw materials	$879	$1,089
Work-in-progress	8,403	10,872
Finished goods	41,460	36,094
Packaging	7,587	6,909
Produce and Energy:
Crop inventory	15,509	14,886
Purchased produce inventory	1,063	599
Spare parts inventory and packaging	133	133
Inventory	$75,034	$70,582

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	March 31, 2023	December 31, 2022
Land	$13,425	$13,411
Leasehold and land improvements	5,546	5,372
Buildings	214,381	214,146
Machinery and equipment	83,447	82,396
Construction in progress	10,206	10,033
Less: Accumulated depreciation	(121,157)	(117,657)
Property, plant and equipment, net	$205,848	$207,701

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2022	$44,886	$21,339	$66,225
Foreign currency translation adjustment	60	—	60
Balance as of March 31, 2023	$44,946	$21,339	$66,285

Intangible Assets

Intangibles consisted of the following as of:

Classification	March 31, 2023	December 31, 2022
Licenses	$18,200	$17,691
Brand and trademarks*	12,723	12,719
Customer relationships	13,309	13,291
Computer software	1,956	1,955
Other*	144	144
Less: Accumulated amortization	(4,892)	(4,013)
Less: Impairments	(4,630)	(4,630)
Intangibles, net	$36,810	$37,157

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of March 31, 2023 was as follows:

Fiscal period
Remainder of 2023	$2,403
2024	3,145
2025	3,058
2026	2,969
2027	2,969
Thereafter	14,029
Intangibles, net	$28,573

Quarterly Assessment for Indicators of Impairment

During the first quarter of 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s US and Canadian cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

5. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	March 31, 2023	December 31, 2022
Term Loan - ("FCC Loan") - repayable by monthly principle payments of $164 and accrued interest at a rate of 8.25%; matures April 1, 2025	$24,264	$24,755
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.95%; matures February, 2026	9,294	9,664
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.95%; matures February, 2026	14,406	14,867
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,066	4,181
Total	$52,030	$53,467

On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) for its line of credit ("Operating Loan"). The Modification eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. This Modification did not have a material effect on the Company's results of operations or its financial position. The Company’s Operating Loan had $4,000 amount drawn on the facility as of March 31, 2023 and December 31, 2022.

The Company has two Pure Sunfarms Term Loans (“PSF Term Loans”) that had a maturity in February 2024. The PSF Term Loans were amended in May 2023 to, among other changes, extend the maturity date of the PSF Term Loans to February 2026. The other terms and conditions of the PSF Term Loans remain substantially the same.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of March 31, 2023 and December 31, 2022 was $123,248 and $113,159, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of March 31, 2023 and December 31, 2022 was $27,142 and $26,666, respectively.

The Pure Sunfarms line of credit had $0 and $3,529 outstanding as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C5,145.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all of its credit facility covenants as of March 31, 2023.

The weighted average annual interest rate on short-term borrowings as of March 31, 2023 and December 31, 2022 was 9.45% and 9.12%, respectively.

Accrued interest payable on the Credit Facilities and loans as of March 31, 2023 and December 31, 2022 was $345 and $398, respectively, and these amounts are included in accrued liabilities in the Condensed Statements of Financial Position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The aggregate annual maturities of long-term debt for the remainder of 2023 and thereafter are as follows:

Remainder of 2023	$6,262
2024	7,270
2025	27,401
2026	18,129
2027	677
Thereafter	2,225
Total	$61,964

6. FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, trade receivables, note receivables, investments, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, notes receivable, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk. For its investments, the Company has selected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.

7. RELATED PARTY TRANSACTIONS AND BALANCES

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $30 and $24 in salary and benefits during the three months ended March 31, 2023 and 2022, respectively.

8. INCOME TAXES

The Company has recorded a provision for income taxes of $634 for the three months ended March 31, 2023, compared with a recovery of income taxes of $1,666 for the same period last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision (benefit) in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, changes in the valuation allowance related to net deferred tax assets, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years. The Company analyzed all positive and negative evidence to determine if, based on the weight of available evidence, it is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts, and product introductions, as well as historical operating results and certain tax planning strategies.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $31,091 and $30,419 as of March 31, 2023 and December 31, 2022, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2023.

As of March 31, 2023, the Company’s net deferred tax assets totaled approximately $4,201 and were primarily derived from net operating loss carryforwards.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

9. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of March 31, 2023, the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended March 31,
	2023	2022
Sales
Produce	$34,567	$41,349
Cannabis - Canada	25,112	21,769
Cannabis - United States	4,977	7,043
Energy	—	(5)
	$64,656	$70,156
Gross margin
Produce	$614	$(4,290)
Cannabis - Canada	8,455	9,510
Cannabis - United States	3,238	4,712
Energy	(7)	(28)
	$12,300	$9,904

10. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(6,636)	$(6,517)
Denominator:
Weighted average number of common shares - basic	104,097	88,376
Effect of dilutive securities- share-based employee options and awards	—	—
Weighted average number of common shares - diluted	104,097	88,376
Antidilutive options and awards	6,157	3,622
Net loss per ordinary share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three months ended March 31, 2023 was $1,732 and $964, respectively.

Stock option activity for the three months ended March 31, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,089,418	$5.76	6.77	$152
Granted	2,182,436	$1.08	9.85	$125
Exercised	(100,000)	$0.83		$71
Forfeited	(15,000)	$3.25
Outstanding at March 31, 2023	6,156,854	$4.14	7.81	$2
Exercisable at March 31, 2023	2,512,569	$6.07	5.51	$2

Performance-based shares activity for the three months ended March 31, 2023 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	30,000	$8.31
Outstanding at March 31, 2023	30,000	$8.31
Exercisable at March 31, 2023	30,000	$8.31

On January 30, 2023, the Company closed a public offering (the "Offering") of 18,350,000 Common Shares at a price of US$1.35 per share together with accompanying warrants to purchase up to 18,350,000 Common Shares, which have an exercise price of US$1.65 per share (the "Warrants"). The gross proceeds from the Offering were approximately US$25 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are intended to be used for general working capital. The accompanying Warrants have an exercise price of US$1.65 and will be exercisable beginning six months from issuance and will expire five years from the date of initial exercisability.

12. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	Three Months Ended March 31,
	2023	2022
Trade receivables	$1,193	$(3,227)
Inventories	(4,169)	(10,145)
Due from joint ventures	—	(1,102)
Other receivables	8	(65)
Prepaid expenses and deposits	63	(327)
Trade payables	(5,971)	3,680
Accrued liabilities	3,869	5,781
Other assets, net of other liabilities	3,623	314
	$(1,384)	$(5,091)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K, and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

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

The Company’s vision is to be recognized as an international leader in consumer products developed from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce across profitable, high growth plant-based opportunities.

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the largest consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the best-selling Canadian licensed producer (“LP”) of dried flower products, the second best-selling Canadian producer overall and one of the few consistently adjusted EBITDA positive Canadian LPs.

Additionally, through organic growth, acquisitions and/or exports, we have a strategy to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for Pure Sunfarms’ 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, Pure Sunfarms commenced exports to Israel and in 2023, Pure Sunfarms began exporting cannabis products to Germany for the medical markets in those countries. As a result of the typically higher margins in international medical markets, we expect international expansion should enhance our profitability while expanding our brand and experience into emerging legal cannabis markets. We also have one of ten licenses to cultivate cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program through our 85% ownership of Leli Holland.

Balanced Health, our industry-leading cannabinoid business, extends our cannabis portfolio into cannabidiol (“CBD”) consumer products, which are being sold in the United States.

We also operate a large, well-established produce business (primarily tomatoes) under the Village Farms Fresh (“VF Fresh”) brand which sells into food and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, in Mexico and Canada. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market subject to compliance with applicable US federal and state laws and stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is composed of Pure Sunfarms ("PSF", which is wholly owned) and Rose LifeScience (“Rose”, which is 70% owned).

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and is the top selling dried flower brand in Canada. PSF leverages our 30 years of experience as a vertically integrated greenhouse grower for the high growth cannabis opportunity in Canada with commercial distribution in ten Canadian provinces and territories that represent 98% of total Canadian legal recreational cannabis sales. Our long-term objective for PSF is to be the leading low-cost, high-quality cannabis producer and brand in Canada.

Rose is one of the top-selling licensed producers of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

U.S. Cannabis Segment

Our U.S. Cannabis segment is composed of wholly owned Balanced Health.

•
Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD-based health and wellness products, distributing their diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistillery™.

Produce Segment

Our Produce segment is composed of VF Fresh, which currently consists of Village Farms LP and Village Farms Canada.

Through VF Fresh, we grow, market and distribute premium-quality, greenhouse-grown produce in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. We also market and distribute premium tomatoes, peppers and cucumbers produced under exclusive arrangements from our greenhouse supply partners located primarily in Mexico, B.C. and Ontario. We primarily market and distribute under our Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Our Energy segment is composed of wholly owned VF Clean Energy Inc. (“VFCE”), which has partnered with Mas Energy for the Delta RNG Project based on VFCE’s 20-year contract (plus five-year option) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project will convert the VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty. The facility will also provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta. Mas Energy is in process of completing the facility and we expect the Delta RNG Project to begin operations later this year.

Recent Developments and Updates

Canadian Cannabis Recent Developments and Updates

•
In April 2023, Rose LifeScience entered into an agreement pursuant to which it has agreed to provide supply management and distribution services to Hexo in Quebec commencing in April 2023 and continuing through the later of June 30, 2023 or until the closing of the acquisition of Hexo by Tilray. Currently Rose LifeScience already provides similar services, in Quebec, to Tilray under a separate agreement. Under the terms of the new agreement, upon the completion of the acquisition of Hexo, by Tilray, it is expected that all of Tilray’s Quebec sales will be managed, for a distribution fee, by Rose LifeScience.
•
During the first quarter of 2023, according to independent third-party sources (amalgamated to cover all provinces), Village Farms’ Canadian Cannabis remains the number two ranked by market share position across all product categories in Canada and has maintained its leading market share in dried flower category in Canada. Based on these sources, Province of Quebec-focused Rose LifeScience continues to rank number two by market share position in Quebec for the first quarter of 2023.
•
Canadian Cannabis shipped its initial order of branded flower into the Germany medicinal market (via Pure Sunfarms) late in the first quarter of 2023. The bulk flower has cleared testing and is being packaged and distributed to German pharmacies. It is now available for purchase via scripts.

U.S. Cannabis Recent Developments and Updates

•
Balanced Health continues to launch incremental products under its successful 2022 new Synergy+ line. It was the first CBD company to advertise on Twitter under its recent new cannabis policy.
•
The Company filed an application for a Texas Medicinal license in late April 2023. The Company is hopeful that its application will be awarded the highest or one of the highest marks, putting it in a good position, should the State of Texas award additional medicinal cannabis licenses. If awarded, the Company plans to work with the listing authorities to structure an acceptable ownership structure.

Delta RNG Project Update

•
Construction is nearing completion and we expect an operational start up in mid-2023.

VF Fresh (Produce)

•
The Company has commenced the sale process of its Monahans (Permian Basin, Texas) greenhouse facility and is expecting initial indications of interest in the second quarter of 2023.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three months ended March 31, 2023 and March 31, 2022 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 70% ownership in Rose LifeScience. The loss from our equity method investment in Village Farms Hemp ("VFH") is reflected in our net income for the three months ended March 31, 2022 presented below.

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended March 31,
	2023	2022
Sales	$64,656	$70,156
Cost of sales	(52,356)	(60,252)
Gross margin	12,300	9,904
Selling, general and administrative expenses	(17,405)	(17,935)
Interest expense	(1,133)	(683)
Interest income	196	110
Foreign exchange (loss) gain	(69)	319
Other income (expense), net	30	(8)
Loss before taxes and loss from equity method investments	(6,081)	(8,293)
(Provision for) recovery of income taxes	(634)	1,666
Loss including non-controlling interests	(6,715)	(6,627)
Less: net loss attributable to non-controlling interests, net of tax	79	162
Loss from equity method investments	—	(52)
Net loss attributable to Village Farms International Inc.	$(6,636)	$(6,517)
Adjusted EBITDA (1)	$519	$(6,111)
Basic loss per share	$(0.06)	$(0.07)
Diluted loss income per share	$(0.06)	$(0.07)

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition.

We caution that our results of operations for the three months ended March 31, 2023 and 2022 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three months ended March 31, 2023 and 2022 is included below. The consolidated results include all four of our operating segments: Produce, Cannabis - Canada, Cannabis-U.S., and Energy, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales

Sales for the three months ended March 31, 2023 were $64,656 as compared to $70,156 for the three months ended March 31, 2022. The decrease in sales of ($5,500) or (8%) was attributable to a decrease in VF Fresh of ($6,782), a decrease in U.S

Cannabis of ($2,066), offset by an increase in Canadian Cannabis of $3,343. For additional information, refer to Segmented Results of Operations below.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 were $52,356 as compared to $60,252 for the three months ended March 31, 2022. The decrease in cost of sales of ($7,896), or (13%), was attributable to a decrease in VF Fresh of ($11,568), a decrease in U.S Cannabis of ($592), offset by an increase in Canadian Cannabis of $4,399. For additional information, refer to Segmented Results of Operations below.

Gross Margin

Gross margin for the three months ended March 31, 2023 increased $2,396 to $12,300, or 19%, in comparison to $9,904, or 14%, for the three months ended March 31, 2022. The increase in gross margin was attributable to an increase in VF Fresh of $4,786, partially offset by decreases in Canadian Cannabis and U.S Cannabis of ($1,056) and ($1,474), respectively. For additional information, refer to Segmented Results of Operations below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $530 to $17,405, or 27% of sales, compared to $17,935, or 26% of sales, for the three months ended March 31, 2022. The decrease in sales, general and administration expenses was primarily attributable to decreases in operating expenses of $1,299, partially offset by an increase in share-based compensation of approximately $769. For additional information, refer to Segmented Results of Operations below.

	March 31, 2023	March 31, 2022
Selling, general and administrative expenses	$15,673	$16,971
Share-based compensation	1,732	964
Total selling, general and administrative expenses	$17,405	$17,935

Operating Loss Before Income Tax

Operating loss before tax for the three months ended March 31, 2023 was ($6,081) compared to ($8,293) the three months ended March 31, 2022, an increase of $2,212, or 27%. The improvement was primarily due to improved operating performance from VF Fresh, offset by lower profit from our Canadian Cannabis and U.S. Cannabis segments.

Net Loss Attributable to Village Farms International Inc.

Net loss for the three months ended March 31, 2023 was ($6,636) as compared to ($6,517) for the three months ended March 31, 2022, a slight decrease of ($119), or (2%).

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2023 was $519 compared to ($6,111) for the three months ended March 31, 2022. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended March 31, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$34,567	$25,112	$4,977	$—	$—	$64,656
Cost of sales	(33,952)	(16,658)	(1,739)	(7)	—	(52,356)
Selling, general and administrative expenses	(2,916)	(6,848)	(3,617)	(29)	(3,995)	(17,405)
Other (expense) income, net	(544)	(604)	3	—	169	(976)
Operating (loss) income	(2,845)	1,002	(376)	(36)	(3,826)	(6,081)
Recovery of (provision for) income taxes	226	(1,138)	—	—	278	(634)
Loss from consolidated entities	(2,619)	(136)	(376)	(36)	(3,548)	(6,715)
Less: net loss attributable to non-controlling interests, net of tax	—	31	—	—	48	79
Net loss	$(2,619)	$(105)	$(376)	$(36)	$(3,500)	$(6,636)
Adjusted EBITDA (1)	$(995)	$3,910	$(151)	$(36)	$(2,209)	$519
Loss income per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.06)
Diluted loss per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.06)

	For The Three Months Ended March 31, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$41,349	$21,769	$7,043	$(5)	$—	$70,156
Cost of sales	(45,520)	(12,259)	(2,331)	(142)	—	(60,252)
Selling, general and administrative expenses	(3,140)	(7,300)	(4,391)	(32)	(3,072)	(17,935)
Other (expense) income, net	(30)	(746)	—	(6)	520	(262)
Operating (loss) income	(7,341)	1,464	321	(185)	(2,552)	(8,293)
Recovery of (provision for) income taxes	1,715	(639)	—	—	590	1,666
(Loss) income from consolidated entities	(5,626)	825	321	(185)	(1,962)	(6,627)
Less: net loss attributable to non-controlling interests, net of tax	—	162	—	—	—	162
Loss from equity method investments	—	—	(52)	—	—	(52)
Net (loss) income	$(5,626)	$987	$269	$(185)	$(1,962)	$(6,517)
Adjusted EBITDA (1)	$(6,201)	$2,104	$580	$(59)	$(2,535)	$(6,111)
Basic (loss) income per share	$(0.06)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.07)
Diluted (loss) income per share	$(0.06)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.07)

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales

VF Fresh sales for three months ended March 31, 2023 were $34,567 as compared to $41,349 for the three months ended March 31, 2022. The decrease in sales of ($6,782) or 16% was primarily due to a decrease in supply partner revenues of ($4,302). The decrease in supply partner revenues is due to a decrease of (29%) in product volume, the decrease in volume is due to the loss of two large supply partner growers in late 2022. The segment's own greenhouse grown revenues increased 3.2% due to a 27% increase in our selling price, mostly offset by a decrease of 19% in pounds produced. The decrease of 19% in production pounds is due to a 15% decrease in planting area, of higher yielding commodity items. The supply partner revenue decrease is due to lower volumes as follows: an (18%) decrease in tomato pounds sold, a (57%) decrease in pepper pounds sold, a (30%) decrease in cucumber pieces and a 50% increase in mini cucumber pounds.

The average selling price for all produce sold, during the three months ended March 31, 2023, versus the three months ended March 31, 2022, increased as follows: all tomatoes increased 13%, peppers increased 10%, cucumbers increased 77% and mini cucumbers increased 66%. The price increases are due to both higher market pricing in early 2023 versus early 2022, as well as a higher percentage of VF Fresh sales going direct to retail accounts versus the first quarter of 2022.

Cost of Sales

VF Fresh cost of sales for three months ended March 31, 2023, decreased by ($11,568) or 25% to $33,952 as compared to $45,520 for the three months ended March 31, 2022. The decrease was primarily due to decreases in supply partner cost of ($4,845), and lower costs at our own Texas greenhouses of ($3,785) and freight expense of ($3,027). The decrease in the Texas greenhouses is primarily due to increased production volumes at the Marfa 1 and Fort Davis facilities, as well as a reduction of the growing area in Permian Basin. The decrease in supply partner cost is related to the 29% decrease in pounds received. The decrease in freight cost is from an increase in available drivers and decrease in fuel.

Gross Margin

The gross margin for VF Fresh was $615 for three months ended March 31, 2023 as compared to ($4,171) for the three months ended March 31, 2022. The gross profit percentage was 1.8% for the three months ended March 31, 2023, compared to (10%) for the three months ended March 31, 2022. The increase in gross profit is due to higher pricing in 2023 versus the same period in 2022, lower per pound costs from our Texas facilities, in 2023 versus 2022, due to higher yields and lower freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for three months ended March 31, 2023 were $2,916 or 8% of sales as compared to $3,140 or 8% of sales for the three months ended March 31, 2022.

Net loss

VF Fresh’s net loss for three months ended March 31, 2023 was ($2,619) as compared to ($5,626) for the three months ended March 31, 2022. The decrease in net loss for the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to the higher gross margin incurred in 2023, which was offset by selling, general and administrative expense in both periods.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was ($995) for the three months ended March 31, 2023 as compared to ($6,201) for the three months ended March 31, 2022. The higher Adjusted EBITDA was due to a 13% increase in the average selling price of tomatoes, a decrease in our own per pound cost and a decrease in freight costs when compared to the three months ended March 31, 2022.

CANNABIS SEGMENT RESULTS - CANADA

The Canadian Cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales

Canadian Cannabis net sales for the three months ended March 31, 2023 were $25,112 as compared to $21,769 for the three months ended March 31, 2022. The increase between comparable quarters was driven by a 40% increase in branded sales partially offset by a (50%) decrease in non-branded sales, partially offset by an unfavorable impact of exchange rate fluctuations. The 40% increase in branded sales was attained through increased sales in Ontario, British Columbia, Alberta as well as to Rose’s strengthening position in Quebec. Canadian Cannabis branded revenue growth was primarily in the small format, large format-single and pre-rolls offset by a decrease in milled and cannabis derivative products for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The (50%) decrease in non-branded sales was primarily due to an oversupplied LP market, which has resulted in continuing desperation pricing by some LPs, and the Company has chosen not to focus on non-branded sales at current pricing as it expects the lower quality supply glut to mitigate as the year progresses. International sales increased by $1,514, or 875%, to $1,687 for the three months ended March 31, 2023 versus $173 for the three months ended March 31, 2022 the increase was primarily driven by incremental sales to Australia.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the three months ended March 31, 2023, the Company paid $13,758 (C$18,602) versus the prior year March 31, 2022 figure of $8,970 (C$11,365) or $4,788 (C$7,237) more due to higher kilograms sold in this provincial (branded) channel in the first quarter of 2023 versus the first quarter of 2022. This expenditure is our single largest cost of participating in the adult-use market in Canada.

For the three months ended March 31, 2023, 87% of revenue was generated from branded flower, inclusive of pre-rolls, 4% of revenue from cannabis derivative products and 9% from non-branded sales as compared to 67% of revenue from branded flower, inclusive of pre-rolls, 8% from cannabis derivative products and 25% from non-branded sales for the three months ended March 31, 2022.

(in thousands of U.S. dollars)	March 31, 2023	March 31, 2022
Branded sales	$34,499	$24,855
International sales	1,687	173
Non-branded sales	2,309	4,925
Commissions	375	786
Less: excise taxes	(13,758)	(8,970)
Net Sales	$25,112	$21,769

(in thousands of Canadian dollars)	March 31, 2023	March 31, 2022
Branded sales	$46,676	$31,484
International sales	2,281	219
Non-branded sales	3,122	6,240
Commissions	507	996
Less: excise taxes	(18,602)	(11,365)
Net Sales	$33,984	$27,574

Cost of Sales

Canadian Cannabis cost of sales for the three months ended March 31, 2023 were $16,658 as compared to $12,259 for the three months ended March 31, 2022. The period-over-period cost of sales increase of ($4,399) or (36%) was primarily due to increases in kilograms produced, packaged and sold, of branded products in Q1 2023 as compared to Q1 2022. The Q1 2022 cost of sales included a positive adjustment (reduction in cost of sales) of $2,050 from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020, as such the non-GAAP but actual economic increase was ($2,349) or (16%).

Gross Margin

Canadian Cannabis gross margin for the three months ended March 31, 2023 decreased ($1,056) to $8,454, or a 34% gross margin, in comparison to $9,510, or a 44% gross margin, for the three months ended March 31, 2022. The decrease in gross margin between comparable periods was due to the inclusion of a purchase price inventory adjustment in the three months ended March 31, 2022. See adjusted gross margin below.

Adjusted Gross Margin

Adjusted gross margin for the three months ended March 31, 2023, which excludes the purchase price inventory adjustment which reduced cost of sales by $2,050 (as described in "—Cost of Sales" above), was $7,460, for a 34% gross margin for the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended March 31, 2023 decreased $452 to $6,848 or 27% of sales compared to $7,300 or 34% of sales for the three months ended March 31, 2022. The SG&A slightly decreased while generating more sales such that SG&A as a percentage of revenue decreased.

Net (Loss) Income

Canadian Cannabis net loss for the three months ended March 31, 2023 was ($105) compared to net income of $987 for the three months ended March 31, 2022. The decrease in net income between periods was primarily due to a lower gross margin and a higher corporate income tax provision of ($499) versus the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2023 and March 31, 2022 was $3,910 and $2,104, respectively. The increase in Adjusted EBITDA between periods was primarily due to higher sales but at a lower margin being offset by lower SG&A expenditures on 2023 versus 2022. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

CANNABIS SEGMENT RESULTS – UNITED STATES

The U.S. Cannabis segment currently consists of Balanced Health. For the three months ended March 31, 2023 and 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health. VF Hemp is a joint venture, and its results are included in “Loss from Equity Method Investments” for the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales

U.S. Cannabis net sales for the three months ended March 31, 2023 were $4,977 as compared to $7,043 for the three months ended March 31, 2022, a decrease of (29%). The decrease was primarily due to lower direct-to-consumer sales, due to the proliferation of hemp derived cannabinoid sales. All of our sales were generated in the United States, with gross sales composed of 82% e-commerce sales, 13% retail sales, 6% shipping income and 1% bulk sales. In addition, 2023 sales included a (2%) loyalty revenue deferral as loyalty program customers generate loyalty points that may be used in the future when purchasing Balanced Health products, versus loyalty revenue, of $370, in the first quarter of 2022 due to an excess loyalty program accrual in prior periods.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended March 31, 2023 was $1,739 compared to $2,331 for the three months ended March 31, 2023. The decrease in cost of sales of 25% is primarily due to lower volumes sold in 2023 versus 2022, as margins on most products remained constant between years.

Gross Margin

U.S Cannabis gross margin for the three months ended March 31, 2023 decreased ($1,474) to $3,238, or a 65% gross margin, in comparison to $4,712, or a 67% gross margin, for the three months ended March 31, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended March 31, 2023 was $3,617 as compared to $4,391 for the three months ended March 31, 2022. The decrease in selling, general and administrative expenses when compared to the same prior year period is due to reductions in headcount, contract renegotiation and more efficient marketing and brand spending.

Net (Loss) Income

U.S. Cannabis net loss for the three months ended March 31, 2023 was ($376) as compared to net income of $269 for the three months ended March 31, 2022 driven by a lower gross margin in 2023.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended March 31, 2023 was ($151) as compared to $580 for the three months ended March 31, 2022 due to a lower gross margin. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

As at March 31, 2023, we had $34,884 in cash and $80,275 of working capital, and as at December 31, 2022, we had $21,676 in cash and $60,769 of working capital. The increase was primarily due to cash proceeds from the January 2023 Equity Offering (as defined below). We believe that our existing cash, together with cash generated from our operating activities, and the remaining availability under our Operating Loan (as defined below), and our PSF revolving line of credit, and future availability under our ATM (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. In addition, we may obtain additional liquidity from potential equity or debt financing in the future. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of March 31, 2023
Operating Loan	C$	10,000		$4,000
FCC Term Loan		$24,264		$24,264
Pure Sunfarms Loans	C$	37,574	C$	37,574

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of March 31, 2023, the Company was in compliance with all of its covenants under its Credit Facilities. Prior to December 31, 2022, the Company received a waiver from FCC for the annual test for one of its financial covenants under our FCC Term Loan. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2023. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2023 and December 31, 2022 was $345 and $398, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $24,264 on March 31, 2023 and $24,755 on December 31, 2022. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of March 31, 2023, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.25% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2023 and December 31, 2022 was $123,249 and $113,159, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the "Operating Loan"). On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) to the Operating Loan. The Modification eliminated the use of LIBOR as a basis to determine certain interest rates under the Operating Loan and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. The Company does not expect the Modification to materially change the amount of interest payable under the Operating Loan. The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 and future availability of $6,000 on March 31, 2023 and December 31, 2022.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2023 and December 31, 2022 was $27,142 and $26,666, respectively.

Pure Sunfarms Loans

Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”), a non-revolving credit facility (the “PSF Non-Revolving Facility”), and a term loan (the “PSF Term Loan” and collectively, with the PSF Revolving Line of Credit and the PSF Non-Revolving Facility, the “PSF Loans”) with three Canadian chartered banks. The PSF Loans were extended, subsequent to period end, from a maturity date of February 7, 2024 to February 7, 2026 by the syndicate lenders under the same terms, conditions and covenants as the original PSF Loans maturing on February 7, 2024. Due to the extension the classification of the PSF Loans on March 31, 2023 remains the same as December 31, 2022.

The PSF Revolving Line of Credit had an outstanding balance of C$0 as of March 31, 2023 and C$4,745 as of December 31, 2022. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the PSF Revolving Line of Credit of C$4,145 at March 31, 2023 and December 31, 2022.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The other terms and conditions of the PSF Non-Revolving Facility remain substantially the same. As of March 31, 2023, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was C$12,507 on March 31, 2023 and C$13,007 on December 31, 2022.

The outstanding amount on the PSF Term Loan was C$19,599 on March 31, 2023 and C$20,224 on December 31, 2022.

The outstanding amount on Pure Sunfarms' credit facility with the Business Development Bank of Canada was C$5,469 on March 31, 2023 and C$5,673 on December 31, 2022.

Equity Offerings

On January 30, 2023, the Company issued and sold 18,350,000 Common Shares under a registered direct equity offering, at a price of $1.35 per share, resulting in net proceeds for approximately $23,300 after deducting commissions and offering expenses (the "January 2023 Equity Offering"). As part of the January 2023 Equity Offering the Company also issued 18,350,000 Common Warrants at an exercise price of $1.65 per share. The Common Warrants cannot be exercised until after July 30, 2023, and expire on July 30, 2028.

On August 9, 2022, Village Farms entered into a Controlled Equity Offering Sales Agreement ("Sales Agreement") pursuant to which the Company may offer and sell Common Shares having an aggregate offering price up to $50 million from time to time to or through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners. Under the Sales Agreement, the Company may offer and sell Common Shares through Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners by any method deemed to be an “at the market offering” ("ATM") as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market. During the quarter ended March 31, 2023 there were no shares sold under our ATM.

Summary of Cash Flows

	For the three months ended March 31,
(in Thousands)	2023	2022
Cash, beginning of period	$21,676	$58,667
Net cash flow (used in)/provided by:
Operating activities	(3,668)	(9,637)
Investing activities	(1,076)	(8,705)
Financing activities	18,630	1,012
Net cash increase (decrease) for the period	13,886	(17,330)
Effect of exchange rate changes on cash	(678)	96
Cash, end of the period	$34,884	$41,433

Operating Activities

For the three months ended March 31, 2023 and 2022, cash flows used in operating activities were ($3,668) and ($9,637), respectively. The operating activities for the three months ended March 31, 2023 consisted of $($1,384) in changes in non-cash working capital items and ($2,284) in changes before non-cash working capital items, while operating activities for the three months ended March 31, 2022 consisted of ($5,091) in changes in non-cash working capital items and ($4,546) in changes before non-cash working capital items. The improvement in changes before non-cash working capital items for 2023 as compared to 2022 was primarily due to a lower net loss from VF Fresh, partially offset by slightly lower net income from our Canadian Cannabis and U.S. Cannabis businesses.

Investing Activities

For the three months ended March 31, 2023 and 2022, cash flows used in investing activities were ($1,076) and ($8,705), respectively. The investing activities for the three months ended March 31, 2023 consisted of ($1,076) invested in capital expenditures to support our VF Fresh and Canadian and U.S. cannabis operations. The investing activities for the three months ended March 31, 2022 consists of a ($2,715) loan to L.L. Lichtendahl, a private company that holds a 50% interest in Leli, a promissory note to Altum of ($727) and ($5,263) invested in capital expenditures, primarily to support PSF's packhouse conversion and Delta 3 improvement projects.

Financing Activities

For the three months ended March 31, 2023, cash flows provided by financing activities were $18,630 and cash flows provided by financing activities were $1,012 for the three months ended March 31, 2022. For the three months ended March 31, 2023, cash flows provided by financing activities consisted of $23,335 in net proceeds from the issuance of Common Shares, $83 in proceeds from the exercise of stock options and net repayment of debt of ($4,788) due to repayment of PSF's revolving line of credit. For the three months ended March 31, 2022, cash flows provided by financing activities consisted of $2,000 for proceeds from the Operating Loan, $176 of proceeds from the exercise of stock options, offset by cash flows used in financing activities of ($983) in repayments on borrowings and ($301) for payments on lease obligations.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital and our other resources described under “—Capital Resources” above. Other than in respect of our long-term debt described above, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” and "Adjusted gross margin" are to earnings (including the equity losses of the joint venture, VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA and adjusted gross margin are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA and Adjusted gross margin may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA and Adjusted gross margin should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Adjusted EBITDA and Adjusted gross margin are used as an additional measures to evaluate the operating and financial performance of our segments. Management believes that Adjusted EBITDA and Adjusted gross margin are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2023	2022
Net loss	$(6,636)	$(6,517)
Add:
Amortization	3,244	2,702
Foreign currency exchange (gain) loss	33	(319)
Interest expense, net	937	573
Provision for (recovery of) income taxes	634	(1,666)
Share-based compensation	1,683	964
Interest expense for JV's	—	13
Amortization for JVs	560	94
Foreign currency exchange loss (gain) for JVs	1	29
Share-based compensation for JV's	34	—
Other expense, net for JV's	(6)	—
Deferred financing fees	34	66
Purchase price adjustment (1)	—	(2,050)
Other expense, net	1	—
Adjusted EBITDA (2)	$519	$(6,111)
Adjusted EBITDA for JVs (3)	$—	$(25)
Adjusted EBITDA excluding JVs	$519	$(6,086)

(1)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company's segments because it excludes non-recurring and other items that do not reflect the business performance of our segments. Adjusted EBITDA for Canadian Cannabis includes the 70% interest in Rose LifeScience since acquisition and the three months ended March 31, 2022 Adjusted EBITDA for Cannabis U.S. includes our 65% interest in VFH.
(3)
The Adjusted EBITDA for JVs consists of the VF Hemp Adjusted EBITDA for the three months ended March 31, 2022

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended March 31, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net loss	$(2,619)	$(105)	$(376)	$(36)	$(3,500)	$(6,636)
Add:
Amortization	1,254	1,790	139	—	61	3,244
Foreign currency exchange (gain) loss	53	(13)	19	—	(26)	33
Interest expense, net	543	561	(24)	—	(143)	937
Provision for (recovery of) income taxes	(226)	1,138	—	—	(278)	634
Share-based compensation	—	144	90	—	1,449	1,683
Amortization for JVs	—	332	—	—	228	560
Foreign currency exchange loss (gain) for JVs	—	1	—	—	-	1
Share-based compensation for JV's	—	34	—	—	—	34
Other expense, net for JV's	—	(6)	—	—	—	(6)
Deferred financing fees	—	34	—	—	—	34
Other expense, net	—	-	1	—	—	1
Adjusted EBITDA (2)	$(995)	$3,910	$(151)	$(36)	$(2,209)	$519

	For The Three Months Ended March 31, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(5,626)	$987	$269	$(185)	$(1,962)	$(6,517)
Add:
Amortization	1,259	1,302	141	—	—	2,702
Foreign currency exchange (gain) loss	—	89	—	2	(410)	(319)
Interest expense, net	—	581	—	4	(12)	573
Provision for (recovery of) income taxes	(1,715)	639	—	—	(590)	(1,666)
Share-based compensation	—	367	95	—	502	964
Interest expense for JV's	—	—	13	—	—	13
Amortization for JVs	—	94	—	—	—	94
Foreign currency exchange loss (gain) for JVs	—	29	—	—	—	29
Deferred financing fees	—	66	—	—	—	66
Purchase price adjustment (1)	—	(2,050)	—	—	—	(2,050)
Other expense, net	(119)	—	62	120	(63)	—
Adjusted EBITDA (2)	$(6,201)	$2,104	$580	$(59)	$(2,535)	$(6,111)

(1)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company’s segments because it excludes non-recurring and other items that do not reflect the business performance of our segments. Adjusted EBITDA for Canadian Cannabis includes the 70% interest in Rose LifeScience since acquisition and Adjusted EBITDA for “Corporate” and “Total” includes our 65% interest in VFH.

Recent Accounting Pronouncements Not Yet Adopted

No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Quarterly Assessment for Indicators of Impairment

During the first quarter of 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s US and Canadian cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

For more information, see Note 8 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report, and Note 11 to our audited consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2023, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of March 31, 2023, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with a weighted average interest rate of 6.48% and we had approximately $52,030 in aggregate principal amounts with Term Loans with a weighted average interest rate of 8.22%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 3.7% over the comparable period in 2022.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $66 and $76, for the three months ended March 31, 2023 and 2022, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2023 and 2022, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7390 and C$1.00 = US$0.7995, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2023 and 2022 with the net foreign exchange gain or loss directly impacting net income (loss).

	March 31, 2023	March 31, 2022
Financial assets
Cash and cash equivalents	$1,182	$763
Trade receivables	2,660	3,348
Inventories	7,827	7,108
Prepaid and deposits	971	217
Financial liabilities
Trade payables and accrued liabilities	(5,345)	(4,306)
Loan payable	(3,757)	(1,059)
Deferred tax liability	(2,764)	(2,753)
Net foreign exchange gain (loss)	$774	$3,318

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2022.

Material Weakness in Internal Controls Over Financial Reporting

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control –Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria because a material weakness in internal control over financial reporting existed as of that date, as described below.

The Company did not operate effective controls over the calculation of the recoverable amount of goodwill and intangible assets. The Company’s controls related to the calculation of the recoverable amount of goodwill failed to prevent or detect an error in the revision of certain of the formulas and significant assumptions within the calculation of recoverable amount. There was no impact on the Company’s December 31, 2022 financial statements.

Remediation Plan and Status

In the three months ended March 31, 2023, the Company implemented remediation to improve the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by December 31, 2023.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during our fiscal quarter ended March 31, 2023 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2023, other than as described in the Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document

10.1+	Fourth Amended and Restated Credit Agreement, dated as of May 5, 2023, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce.

10.2+^	Addendum, dated as of April 5, 2023, by and between Stephen Ruffini and the Company.

10.3+	Employment Agreement dated as of February 7, 2022, by and between Ann Gillin Lefever and the Company.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: May 10, 2023