Form 10-Q
period 2023-06-30
Village Farms International, Inc.
filed 2023-08-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 110,238,929 common shares of the registrant were outstanding.

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

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$26,659	$16,676
Restricted cash	5,000	5,000
Trade receivables	29,509	27,558
Inventories	73,733	70,582
Other receivables	10,504	309
Income tax receivable, net	1,741	6,900
Prepaid expenses and deposits	9,563	5,959
Total current assets	156,709	132,984
Non-current assets
Property, plant and equipment	207,374	207,701
Investments	2,109	2,109
Goodwill	67,239	66,225
Intangibles	36,532	37,157
Deferred tax asset	4,201	4,201
Right-of-use assets	12,962	9,132
Other assets	1,976	5,776
Total assets	$489,102	$465,285
LIABILITIES
Current liabilities
Line of credit	$4,000	$7,529
Trade payables	20,551	24,894
Current maturities of long-term debt	9,373	9,646
Accrued sales taxes	13,211	11,594
Accrued loyalty program	1,821	2,060
Accrued liabilities	19,384	13,064
Lease liabilities - current	1,755	1,970
Other current liabilities	1,680	1,458
Total current liabilities	71,775	72,215
Non-current liabilities
Long-term debt	41,615	43,821
Deferred tax liability	19,138	19,756
Lease liabilities - non-current	11,816	7,785
Other liabilities	1,927	1,714
Total liabilities	146,271	145,291
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	16,223	16,164
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 110,238,929 shares issued and outstanding at June 30, 2023 and 91,788,929 shares issued and outstanding at December 31, 2022.	386,719	372,429
Additional paid in capital	24,888	13,372
Accumulated other comprehensive loss	(3,284)	(8,371)
Retained earnings	(82,383)	(74,367)
Total Village Farms International, Inc. shareholders’ equity	325,940	303,063
Non-controlling interest	668	767
Total shareholders’ equity	326,608	303,830
Total liabilities, mezzanine equity and shareholders’ equity	$489,102	$465,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$77,212	$82,903	$141,868	$153,059
Cost of sales	(65,713)	(76,580)	(118,069)	(136,832)
Gross margin	11,499	6,323	23,799	16,227
Selling, general and administrative expenses	(16,753)	(18,516)	(34,158)	(36,451)
Interest expense	(1,411)	(665)	(2,544)	(1,348)
Interest income	283	—	479	110
Foreign exchange gain (loss)	738	(527)	669	(208)
Other income (expense)	5,602	(30)	5,632	(38)
Write-off of joint venture loan	—	(592)	—	(592)
Impairments	—	(29,799)	—	(29,799)
Loss before taxes and loss from equity method investments	(42)	(43,806)	(6,123)	(52,099)
(Provision for) recovery of income taxes	(1,299)	9,714	(1,933)	11,380
Loss from equity method investments	—	(2,615)	—	(2,667)
Loss including non-controlling interests	(1,341)	(36,707)	(8,056)	(43,386)
Less: net (income) loss attributable to non-controlling interests, net of tax	(39)	152	40	314
Net loss attributable to Village Farms International, Inc. shareholders	$(1,380)	$(36,555)	$(8,016)	$(43,072)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.41)	$(0.07)	$(0.49)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.41)	$(0.07)	$(0.49)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	110,239	88,567	107,185	88,472
Diluted	110,239	88,567	107,185	88,472
Loss including non-controlling interests	$(1,341)	$(36,707)	$(8,056)	$(43,386)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,225	151	5,087	612
Comprehensive income (loss) including non-controlling interests	2,884	(36,556)	(2,969)	(42,774)
Comprehensive (income) loss attributable to non-controlling interests	(361)	268	(403)	430
Comprehensive income (loss) attributable to Village Farms International, Inc. shareholders	$2,523	$(36,288)	$(3,372)	$(42,344)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2023	110,239	$386,719	$24,232	$(7,509)	$(81,003)	$718	$323,157	$16,134
Share-based compensation	—	—	656	—	—	—	656	—
Cumulative translation adjustment	—	—	—	4,225	—	—	4,225	—
Net loss	—	—	—	—	(1,380)	(50)	(1,430)	89
Balance at June 30, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223

	Three Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2022	88,562	$365,737	$10,333	$10,225	$20,262	$—	$406,557	$16,271
Shares issued on exercise of stock options	10	—	16	—	—	—	16	—
Share-based compensation	—	—	1,114	—	—	—	1,114	—
Cumulative translation adjustment	—	—	—	(6,660)	—	—	(6,660)	—
Net loss	—	—	—	—	(36,555)	—	(36,555)	(152)
Balance at June 30, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$—	$364,472	$16,119

	Six Months Ended June 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	2,388	—	—	—	2,388	—
Cumulative translation adjustment	—	—	—	5,087	—	—	5,087	—
Net loss	—	—	—	—	(8,016)	(99)	(8,115)	59
Balance at June 30, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223

	Six Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$—	$408,405	$16,433
Shares issued on exercise of stock options	338	176	16	—	—	—	192	—
Share-based compensation	—	—	2,078	—	—	—	2,078	—
Cumulative translation adjustment	—	—	—	(3,131)	—	—	(3,131)	—
Net loss	—	—	—	—	(43,072)	—	(43,072)	(314)
Balance at June 30, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$—	$364,472	$16,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(8,016)	$(43,072)
Adjustments to reconcile net loss net loss attributable to Village Farms International, Inc. shareholders to net cash used in operating activities:
Depreciation and amortization	7,729	6,332
Amortization of deferred charges	68	126
Share of loss from joint ventures	—	2,667
Net loss attributable to non-controlling interest	(40)	—
Interest expense	2,544	1,348
Interest income	(479)	(110)
Interest paid on long-term debt	(2,637)	(1,855)
Unrealized foreign exchange loss	27	115
Impairments	—	29,799
Write-off of joint venture loan	—	592
Non-cash lease expense	907	29
Share-based compensation	2,388	2,078
Deferred income taxes	(392)	(16,134)
Changes in non-cash working capital items	(7,346)	9,064
Net cash used in operating activities	(5,247)	(9,021)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,548)	(10,232)
Issuance of note receivable	—	(3,449)
Repayment of note receivable	835	—
Net cash used in investing activities	(1,713)	(13,681)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	4,000
Repayments on borrowings	(6,406)	(6,490)
Proceeds from issuance of common stock and warrants	24,772	—
Issuance costs	(1,437)	—
Proceeds from exercise of stock options	83	192
Payments on capital lease obligations	—	(612)
Net cash provided by (used in) financing activities	17,012	(2,910)
Effect of exchange rate changes on cash and cash equivalents	(69)	(56)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,983	(25,668)
Cash, cash equivalents and restricted cash, beginning of period	21,676	58,667
Cash, cash equivalents and restricted cash, end of period	$31,659	$32,999
Non-cash investing and financing activities:
Operating lease right-of-use assets	$4,808	$—
Operating lease liabilities	$4,808	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2023 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2022 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 contained in the Company’s 2022 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. For the three and six months ended June 30, 2022, share-based compensation has been reclassified to selling, general and administrative expenses on the condensed consolidated Statements of Operations and Comprehensive Income (Loss) to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.

Principals of Consolidation

The accompanying condensed consolidated financial statements include Village Farms International, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that the Company consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within mezzanine equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unconsolidated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.

Translations of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates.

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2023	December 31, 2022
Cannabis:
Raw materials	$1,092	$1,089
Work-in-progress	8,091	10,872
Finished goods	46,823	36,094
Packaging	7,407	6,909
Produce and Energy:
Crop inventory	9,622	14,886
Purchased produce inventory	581	599
Spare parts inventory and packaging	117	133
Inventory	$73,733	$70,582

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	June 30, 2023	December 31, 2022
Land	$13,642	$13,411
Leasehold and land improvements	5,552	5,372
Buildings	217,474	214,146
Machinery and equipment	85,055	82,396
Construction in progress	10,872	10,033
Less: Accumulated depreciation	(125,221)	(117,657)
Property, plant and equipment, net	$207,374	$207,701

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2023:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2022	$44,886	$21,339	$66,225
Foreign currency translation adjustment	1,014	—	1,014
Balance as of June 30, 2023	$45,900	$21,339	$67,239

Intangible Assets

Intangibles consisted of the following as of:

Classification	June 30, 2023	December 31, 2022
Licenses	$18,460	$17,691
Brand and trademarks*	12,797	12,719
Customer relationships	13,592	13,291
Computer software	1,975	1,955
Other*	144	144
Less: Accumulated amortization	(5,806)	(4,013)
Less: Impairments	(4,630)	(4,630)
Intangibles, net	$36,532	$37,157

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of June 30, 2023 was as follows:

Fiscal period
Remainder of 2023	$1,595
2024	3,189
2025	3,101
2026	3,010
2027	3,010
Thereafter	14,316
Intangibles, net	$28,221

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the first six months of 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At June 30, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

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
•
Future revenues: A decrease in future revenues by 10% would increase the impairment by approximately $470.
5. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	June 30, 2023	December 31, 2022
Term Loan - ("FCC Loan") - repayable by monthly principal payments of $164 and accrued interest at a rate of 8.65%; matures April 1, 2025	$23,772	$24,755
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.95%; matures February, 2026	9,056	9,664
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.95%; matures February, 2026	14,151	14,867
BDC Facility - Pure Sunfarms - non-revolving demand loan at prime interest plus 3.75%, matures December 31, 2031	4,009	4,181
Total	$50,988	$53,467

On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) for its line of credit ("Operating Loan"). The Modification eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. This Modification did not have a material effect on the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Company's results of operations or its financial position. The Company’s Operating Loan had $4,000 amount drawn on the facility as of June 30, 2023 and December 31, 2022.

The Company has two Pure Sunfarms Term Loans (“PSF Term Loans”) that had a maturity in February 2024. The PSF Term Loans were amended in May 2023 to, among other changes, extend the maturity date of the PSF Term Loans to February 2026. The other terms and conditions of the PSF Term Loans remain substantially the same.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of June 30, 2023 and December 31, 2022 was $130,100 and $113,159, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of June 30, 2023 and December 31, 2022 was $24,567 and $26,666, respectively.

The Pure Sunfarms line of credit had $0 and $3,529 outstanding as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $C5,145.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its credit facility covenants as of June 30, 2023.

The weighted average annual interest rate on short-term borrowings as of June 30, 2023 and December 31, 2022 was 9.64% and 9.12%, respectively.

Accrued interest payable on all long-term debt as of June 30, 2023 and December 31, 2022 was $174 and $398, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2023 and thereafter are as follows:

Remainder of 2023	$2,955
2024	5,911
2025	24,764
2026	14,962
2027	701
Thereafter	1,695
Total	$50,988

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

7. RELATED PARTY TRANSACTIONS AND BALANCES

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $61 and $54 in salary and benefits during the six months ended June 30, 2023 and 2022, respectively.

8. INCOME TAXES

The Company has recorded a provision for income taxes of $1,299 and $1,933 for the three and six months ended June 30, 2023, respectively, compared with a recovery of income taxes of $9,714 and $11,380 for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax (provision) benefit in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, changes in the valuation allowance related to net deferred tax assets, in addition to changes in tax

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $30,419 as of June 30, 2023 and December 31, 2022. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2023.

As of June 30, 2023, the Company’s net deferred tax assets totaled approximately $4,201 and were primarily derived from net operating loss carryforwards.

9. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of June 30, 2023, the Company’s four segments are as follows:

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales
Produce	$43,846	$47,176	$78,413	$88,525
Cannabis - Canada	28,065	29,793	53,177	51,562
Cannabis - United States	5,301	5,793	10,278	12,836
Energy	—	141	—	136
	$77,212	$82,903	$141,868	$153,059
Gross margin
Produce	$(2,761)	$(8,967)	$(2,146)	$(13,257)
Cannabis - Canada	10,716	11,508	19,170	21,018
Cannabis - United States	3,558	3,837	6,796	8,549
Energy	(14)	(55)	(21)	(83)
	$11,499	$6,323	$23,799	$16,227

10. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(1,380)	$(36,555)	$(8,016)	$(43,072)
Denominator:
Weighted average number of common shares - basic	110,239	88,567	107,185	88,472
Effect of dilutive securities- share-based employee options and awards	—	—	—	—
Weighted average number of common shares - diluted	110,239	88,567	107,185	88,472
Antidilutive options and awards	6,589	3,592	6,589	3,592
Net loss per ordinary share:
Basic	$(0.01)	$(0.41)	$(0.07)	$(0.49)
Diluted	$(0.01)	$(0.41)	$(0.07)	$(0.49)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three and six months ended June 30, 2023 was $656 and $2,388, respectively, and $1,114 and $2,078 for the three and six months ended June 30, 2022, respectively.

Stock option activity for the six months ended June 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,089,418	$5.76	6.77	$152
Granted	2,671,896	$0.99	9.17	$125
Exercised	(100,000)	$0.83		$71
Forfeited	(72,500)	$8.07
Outstanding at June 30, 2023	6,588,814	$3.88	8.98	$35
Exercisable at June 30, 2023	3,227,929	$6.13	5.50	$0

Performance-based shares activity for the six months ended June 30, 2023 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	30,000	$8.31
Outstanding at June 30, 2023	30,000	$8.31
Exercisable at June 30, 2023	30,000	$8.31

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

12. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	Six Months Ended June 30,
	2023	2022
Trade receivables	$(447)	$(4,097)
Inventories	(880)	(8,922)
Due from joint ventures	—	(4)
Other receivables	(9,991)	(280)
Prepaid expenses and deposits	(411)	121
Trade payables	(2,487)	5,468
Accrued liabilities	6,017	13,737
Lease liabilities	(956)	—
Other assets, net of other liabilities	1,809	3,041
	$(7,346)	$9,064

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada LP ("VFCLP"), Village Farms LP ("VFLP"), Pure Sunfarms Corp (“Pure Sunfarms” or "PSF"), Balanced Health Botanicals, LLC (“Balanced Health”), and Rose LifeScience Inc. ("Rose LifeScience” or “Rose”).

The Company’s vision is to be recognized as an international leader in consumer products developed from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce across profitable, high growth plant-based opportunities.

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the largest consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the best-selling Canadian licensed producer (“LP”) of dried flower products, the third best-selling Canadian producer overall and one of the few consistently adjusted EBITDA positive Canadian LPs.

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

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is composed of wholly owned Pure Sunfarms and 70% owned Rose LifeScience.

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

VFCE, which has partnered with Mas Energy for the Delta RNG Project based on VFCE’s 20-year contract (plus five-year option) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project will convert VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Mas Energy intends to sell the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty. The facility will also provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta or can be provided to other users of CO2. Mas Energy is in process of completing the facility and we expect the Delta RNG Project to begin operations later this year.

Recent Developments and Updates

Canadian Cannabis Recent Developments and Updates

•
In April 2023, Rose LifeScience entered into an agreement pursuant to which it agreed to provide supply management and distribution services to Hexo in Quebec commencing in April 2023 until the close of the acquisition of Hexo by Tilray. As this transaction closed on June 22, 2023, all of Tilray’s sales including the now acquired Hexo Quebec sales will continue to be managed, for a distribution fee, by Rose LifeScience.
•
During the first half of 2023, according to independent third-party sources (amalgamated to cover all provinces), Village Farms’ Canadian Cannabis remains top three ranked by market share position across all product categories in Canada and has maintained its leading market share in dried flower category in Canada. Based on these sources, Province of Quebec-focused Rose LifeScience moved to rank number one by market share position in Quebec during the second quarter of 2023.

U.S. Cannabis Recent Developments and Updates

•
Balanced Health continues to launch incremental products under its successful 2022 new Synergy+ line. It was the first CBD company to advertise on Twitter under its recent new cannabis policy.
•
The Company filed an application for a Texas Medicinal license in late April 2023. The Company is hopeful that its application will be awarded the highest or one of the highest marks, putting it in a good position, should the State of Texas award additional medicinal cannabis licenses. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure.

Delta RNG Project Update

•
Construction is being completed in August 2023, with commissioning to commence later in the third quarter of 2023.

VF Fresh (Produce)

•
The Company has commenced the sale process of its Monahans (Permian Basin, Texas) greenhouse facility and is expecting initial indications of interest in the third quarter of 2023.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and six months ended June 30, 2023 and June 30, 2022 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 70% ownership in Rose LifeScience. The loss from our equity method investment in Village Farms Hemp ("VFH") is reflected in our net income for the three and six months ended June 30, 2022 presented below.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2023, June 30, 2022, and December 31, 2022. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Spot rate	0.7547	0.7756	0.7380
Six-month period ended	0.7420	0.7864	N/A
Three-month period ended	0.7445	0.7864	N/A

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$77,212	$82,903	$141,868	$153,059
Cost of sales	(65,713)	(76,580)	(118,069)	(136,832)
Gross margin	11,499	6,323	23,799	16,227
Selling, general and administrative expenses	(16,753)	(18,516)	(34,158)	(36,451)
Interest expense	(1,411)	(665)	(2,544)	(1,348)
Interest income	283	—	479	110
Foreign exchange gain (loss)	738	(527)	669	(208)
Other income (expense), net	5,602	(30)	5,632	(38)
Write-off of joint venture loan	—	(592)	—	(592)
Impairments	—	(29,799)	—	(29,799)
Loss before taxes and loss from equity method investments	(42)	(43,806)	(6,123)	(52,099)
(Provision for) recovery of income taxes	(1,299)	9,714	(1,933)	11,380
Loss including non-controlling interests and before equity losses	(1,341)	(34,092)	(8,056)	(40,719)
Less: net loss attributable to non-controlling interests, net of tax	(39)	152	40	314
Loss from equity method investments	—	(2,615)	—	(2,667)
Net loss attributable to Village Farms International Inc.	$(1,380)	$(36,555)	$(8,016)	$(43,072)
Adjusted EBITDA (1)	$4,475	$(10,308)	$4,994	$(16,419)
Basic loss per share	$(0.01)	$(0.41)	$(0.07)	$(0.49)
Diluted loss per share	$(0.01)	$(0.41)	$(0.07)	$(0.49)

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

We caution that our results of operations for the three and six months ended June 30, 2023 and 2022 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three and six months ended June 30, 2023 and 2022 is included below. The consolidated results include all four of our operating segments: VF Fresh (Produce), Canadian Cannabis, U. S. Cannabis, and Energy, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales

Sales for the three months ended June 30, 2023 were $77,212 as compared to $82,903 for the three months ended June 30, 2022. The decrease in sales of ($5,691) or (7%) was attributable to a decrease in VF Fresh sales of ($3,330), a decrease in Canadian Cannabis sales of ($1,728), and a decrease in U.S Cannabis sales of ($492). For additional information, refer to Segmented Results of Operations below.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 were $65,713 as compared to $76,580 for the three months ended June 30, 2022. The decrease in cost of sales of $10,867, or 14%, was attributable to a reduction in the cost of sales at VF Fresh of $9,536, Canadian Cannabis of $936, and U.S Cannabis of $213. For additional information, refer to Segmented Results of Operations below.

Gross Margin

Gross margin for the three months ended June 30, 2023 increased $5,176 to $11,499, or 82%, from $6,323 for the three months ended June 30, 2022. The increase in gross margin was attributable to an increase in gross margin at VF Fresh of $6,206, partially offset by decreases in Canadian Cannabis and U.S Cannabis of ($792) and ($279), respectively. For additional information, refer to Segmented Results of Operations below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased $1,763 to $16,753, or 22% of sales, compared to $18,516, or 22% of sales, for the three months ended June 30, 2022. The decrease in sales, general and administration expenses was primarily due to improvements in operating expenses of $1,305 attributable improvements in all divisions and lower share-based compensation of approximately $458. For additional information, refer to Segmented Results of Operations below.

	June 30, 2023	June 30, 2022
Selling, general and administrative expenses	$16,097	$17,402
Share-based compensation	656	1,114
Total selling, general and administrative expenses	$16,753	$18,516

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2023 was $5,602 as compared to ($30) for the three months ended June 30, 2022. The increase in other income was primarily attributable to a favorable legal settlement in the three months ended June 30, 2023.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the three months ended June 30, 2023 was ($42) compared to ($43,806) for the three months ended June 30, 2022, an increase of $43,764, or 100%. The improvement was primarily due to non-recurring costs incurred during the three months ended June 30, 2022 of ($29,799) for impairment of goodwill and intangible assets and a ($3,207) write-off of a joint venture loan. The three months ended June 30, 2023 also saw improved operating performance from VF Fresh, lower selling, general and administrative expenses in all segments and the favorable legal settlement.

Net Loss Attributable to Village Farms International Inc.

Net loss for the three months ended June 30, 2023 was ($1,380) as compared to ($36,555) for the three months ended June 30, 2022, an improvement of $35,175, or 96%.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2023 was $4,475 compared to ($10,308) for the three months ended June 30, 2022. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales

Sales for the six months ended June 30, 2023 were $141,868 as compared to $153,059 for the six months ended June 30, 2022. The decrease in sales of ($11,191) or (7%) was attributable to a decrease in VF Fresh sales of ($10,112) and a decrease in U.S Cannabis sales of ($2,558), partially offset by an increase in Canadian Cannabis sales of $1,615. For additional information, refer to Segmented Results of Operations below.

Cost of Sales

Cost of sales for the six months ended June 30, 2023 were $118,069 as compared to $136,832 for the six months ended June 30, 2022. The decrease in cost of sales of $18,763, or 14%, was attributable to a reduction in cost of sales in our VF Fresh segment of $21,223, and our U.S Cannabis segment of $805, partially offset by an increase in our Canadian Cannabis segment of ($3,463). For additional information, refer to Segmented Results of Operations below.

Gross Margin

Gross margin for the six months ended June 30, 2023 increased $7,572 to $23,799, or 47%. The increase in gross margin was attributable to an increase in gross margin in our VF Fresh segment of $11,111, partially offset by decreases in our Canadian Cannabis segment and our U.S Cannabis segment of ($1,848) and ($1,753), respectively. For additional information, refer to Segmented Results of Operations below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 decreased $2,293, or an improvement of 6%, to $34,158, or 24% of sales, compared to $36,451, or 24% of sales, for the six months ended June 30, 2022. The decrease in sales, general and administration expenses was primarily attributable to decreases in operating expenses of $2,603, partially offset by an increase in share-based compensation of approximately ($310). For additional information, refer to Segmented Results of Operations below.

	June 30, 2023	June 30, 2022
Selling, general and administrative expenses	$31,770	$34,373
Share-based compensation	2,388	2,078
Total selling, general and administrative expenses	$34,158	$36,451

Other Income (Expense)

Other income for the six months ended June 30, 2023 was $5,632 as compared to ($38) for the six months ended June 30, 2022. The increase in other income was primarily attributable to a favorable legal settlement in the six months ended June 30, 2023.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the six months ended June 30, 2023 was ($6,123) compared to ($52,099) for the six months ended June 30, 2022, an increase of $45,976, or 88%. The improvement was primarily due to a $7,572 improvement in gross margin for the six months ended June 30, 2023, and no impairment of goodwill and intangibles in 2023, versus non-recurring costs incurred during the six months ended June 30, 2022 of ($29,799) for impairment of goodwill and intangible assets, and a favorable legal settlement in the six months ended June 30, 2023 of $5,584. The six months ended June 30, 2023 saw improved operating performance from VF Fresh, and lower selling, general and administrative expenses in all segments.

Net Loss Attributable to Village Farms International Inc.

Net loss for the six months ended June 30, 2023 was ($8,016) as compared to ($43,072) for the six months ended June 30, 2022, an improvement of $35,056, or 81%.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2023 was $4,994 compared to ($16,419) for the six months ended June 30, 2022. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended June 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$43,846	$28,065	$5,301	$—	$—	$77,212
Cost of sales	(46,607)	(17,349)	(1,743)	(14)	—	(65,713)
Selling, general and administrative expenses	(2,854)	(7,827)	(3,386)	(1)	(2,685)	(16,753)
Other income (expense), net	5,135	(806)	—	(19)	902	5,212
Operating (loss) income	(480)	2,083	172	(34)	(1,783)	(42)
Provision for income taxes	(218)	(818)	—	—	(263)	(1,299)
(Loss) income from consolidated entities	(698)	1,265	172	(34)	(2,046)	(1,341)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(91)	—	—	52	(39)
Net (loss) income	$(698)	$1,174	$172	$(34)	$(1,994)	$(1,380)
Adjusted EBITDA (1)	$1,330	$4,778	$354	$(35)	$(1,952)	$4,475
(Loss) income per share	$(0.01)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.01)
Diluted (loss) income per share	$(0.01)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.01)

	For The Three Months Ended June 30, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$47,176	$29,793	$5,793	$141	$—	$82,903
Cost of sales	(56,143)	(18,285)	(1,956)	(196)	—	(76,580)
Selling, general and administrative expenses	(2,808)	(8,616)	(4,369)	(7)	(2,716)	(18,516)
Other expense, net	(402)	(231)	(12)	—	(577)	(1,222)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments	—	—	(29,799)	—	—	(29,799)
Operating (loss) income	(12,177)	2,661	(30,343)	(62)	(3,885)	(43,806)
Recovery of (provision for) income taxes	2,827	(991)	7,025	—	853	9,714
(Loss) income from consolidated entities	(9,350)	1,670	(23,318)	(62)	(3,032)	(34,092)
Less: net loss attributable to non-controlling interests, net of tax	—	152	—	—	—	152
Loss from equity method investments	—	—	(331)	—	(2,284)	(2,615)
Net (loss) income	$(9,350)	$1,822	$(23,649)	$(62)	$(5,316)	$(36,555)
Adjusted EBITDA (1)	$(10,282)	$2,743	$(633)	$(63)	$(2,073)	$(10,308)
(Loss) income per share	$(0.11)	$0.02	$(0.29)	$(0.00)	$(0.03)	$(0.41)
Diluted (loss) income per share	$(0.11)	$0.02	$(0.29)	$(0.00)	$(0.03)	$(0.41)

	For The Six Months Ended June 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$78,413	$53,177	$10,278	$—	$—	$141,868
Cost of sales	(80,559)	(34,007)	(3,482)	(21)	—	(118,069)
Selling, general and administrative expenses	(5,770)	(14,675)	(7,003)	(30)	(6,680)	(34,158)
Other income (expense), net	4,591	(1,410)	3	(19)	1,071	4,236
Operating (loss) income	(3,325)	3,085	(204)	(70)	(5,609)	(6,123)
Recovery of (provision for) income taxes	8	(1,956)	—	—	15	(1,933)
(Loss) income from consolidated entities	(3,317)	1,129	(204)	(70)	(5,594)	(8,056)
Less: net loss (income) attributable to non-controlling interests, net of tax	—	(60)	—	—	100	40
Net (loss) income	$(3,317)	$1,069	$(204)	$(70)	$(5,494)	$(8,016)
Adjusted EBITDA (1)	$335	$8,688	$203	$(71)	$(4,161)	$4,994
(Loss) income per share	$(0.03)	$0.01	$(0.00)	$(0.00)	$(0.05)	$(0.08)
Diluted (loss) income per share	$(0.03)	$0.01	$(0.00)	$(0.00)	$(0.05)	$(0.08)

	For The Six Months Ended June 30, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$88,525	$51,562	$12,836	$136	$—	$153,059
Cost of sales	(101,782)	(30,544)	(4,287)	(219)	—	(136,832)
Selling, general and administrative expenses	(5,948)	(15,916)	(8,760)	(39)	(5,788)	(36,451)
Other expense, net	(432)	(977)	(12)	(6)	(57)	(1,484)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments	—	—	(29,799)	—	—	(29,799)
Operating (loss) income	(19,637)	4,125	(30,022)	(128)	(6,437)	(52,099)
Recovery of (provision for) income taxes	4,542	(1,630)	7,025	—	1,443	11,380
(Loss) income from consolidated entities	(15,095)	2,495	(22,997)	(128)	(4,994)	(40,719)
Less: net loss attributable to non-controlling interests, net of tax	—	314	—	—	—	314
Loss from equity method investments	—	—	(383)	—	(2,284)	(2,667)
Net (loss) income	$(15,095)	$2,809	$(23,380)	$(128)	$(7,278)	$(43,072)
Adjusted EBITDA (1)	$(16,483)	$4,847	$(53)	$(122)	$(4,608)	$(16,419)
(Loss) income per share	$(0.17)	$0.03	$(0.29)	$(0.00)	$(0.06)	$(0.49)
Diluted (loss) income per share	$(0.17)	$0.03	$(0.29)	$(0.00)	$(0.06)	$(0.49)
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

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales

VF Fresh sales for the three months ended June 30, 2023 were $43,846 as compared to $47,176 for the three months ended June 30, 2022. The decrease in sales of ($3,330) or (7%) was primarily due to a decrease in supply partner revenues of ($4,513), partially offset by an increase in sales from the VF Fresh-owned greenhouses of $1,183. The decrease in supply partner revenues is due to a decrease of (18%) in product volume. The Company’s own sales increased 11% due to an 18% increase in the selling price partially offset by a decrease of (6%) in pounds produced. The decrease in production pounds is due to a (15%) strategic reduction in acres planted in Texas.

The average selling price for all produce sold, during the three months ended June 30, 2023, versus the three months ended June 30, 2022, changed as follows: tomatoes increased 5%, peppers decreased (13%), cucumbers increased 26% and mini cucumbers increased 44%. The price changes are due to both higher market pricing in 2023 versus 2022, as well as a higher percentage of VF Fresh sales going direct to retail accounts versus the first quarter of 2022.

Cost of Sales

VF Fresh cost of sales for the three months ended June 30, 2023, decreased by $9,536 or 17% to $46,607 for the three months ended June 30, 2023. The decrease in cost of goods sold is primarily due to an improvement of VF Fresh-owned greenhouses of $5,034, lower supply partner costs of $2,647, and lower freight expense of $1,973. The decrease in VF Fresh-owned greenhouses cost of goods is due to a (7%) improvement (reduction) in cost per pounds as well as a (6%) decrease in pounds sold. The decrease in supply partner cost of goods is due to a decrease of (18%) in product volume. The decrease in freight expense is due to a (17%) decrease in cost as well as an (8%) decrease in pounds shipped.

Gross Margin

The gross margin for VF Fresh was ($2,761) for the three months ended June 30, 2023 as compared to ($8,967) for the three months ended June 30, 2022. The gross margin percentage was (6%) for the three months ended June 30, 2023, compared to (19%) for the three months ended June 30, 2022. The improvement in gross margin is due to increased pricing in 2023 versus the same period in 2022, lower per pound costs from our Texas facilities, in 2023 versus 2022, due to higher yields and lower freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended June 30, 2023 were $2,854 or 7% of sales as compared to $2,808 or 6% of sales for the three months ended June 30, 2022.

Net Loss

VF Fresh net loss for the three months ended June 30, 2023 was ($698) as compared to ($9,350) for the three months ended June 30, 2022. The decrease in net loss for the second quarter of 2023 as compared to the second quarter of 2022 was primarily due to an improvement in gross margin in the three months ended June 30, 2023 versus the prior year period and improvements in selling, general and administrative expenses.

Adjusted EBITDA

The Adjusted EBITDA for VF Fresh was $1,330 for the three months ended June 30, 2023 as compared to ($10,282) for the three months ended June 30, 2022. The higher Adjusted EBITDA was due to a 13% increase in the average selling price of tomatoes, a decrease in our own per pound cost and a decrease in freight costs when compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales

VF Fresh sales for the six months ended June 30, 2023 were $78,413 as compared to $88,525 for the six months ended June 30, 2022. The decrease in sales of ($10,112) or (11%) was primarily due to a decrease in supply partner revenues of ($10,948), partially offset by an increase in sales from the VF Fresh-owned greenhouses of $836. The decrease in supply partner revenues is due to a decrease of (20%) in product volume and due to the loss of two larger growers in late 2022. Sales at VF Fresh-owned greenhouses increased 7.3% due to a 20% increase in the selling price partially offset by a decrease of (10.9%) in pounds produced. The decrease of (10.9%) in production pounds is due to a (15%) decrease in planted area as well as a decrease in of (11.6%) at the Marfa 2 facility.

The average selling price for all produce sold, during the six months ended June 30, 2023, versus the six months ended June 30, 2022, changed as follows: tomatoes increased 8%, peppers decreased (7%), cucumbers increased 41% and mini cucumbers increased 52%. The price increases are due to both higher market pricing in 2023 versus 2022, as well as a higher percentage of VF Fresh sales going direct to retail accounts versus the second quarter of 2022.

Cost of Sales

VF Fresh cost of sales for the six months ended June 30, 2023, decreased by $21,223 or 21% to $80,559 as compared to $101,782 for the six months ended June 30, 2022. The decrease was primarily due to decreases in supply partner costs of ($7,493), reduced costs from the Texas greenhouses of ($8,135), and lower freight expense of ($5,000). The decrease in cost of sales from the Texas greenhouses is primarily due to lower pounds produced. The decrease in supply partner cost is related to the (20%) decrease in pounds received. The decrease in freight cost is due to increased available drivers, decreases in fuel prices, as well as lower pounds shipped.

Gross Margin

The gross margin for VF Fresh was ($2,146) for the six months ended June 30, 2023 as compared to ($13,257) for the six months ended June 30, 2022. The gross margin percentage was (3%) for the six months ended June 30, 2023, compared to (15%) for the six months ended June 30, 2022. The increase in gross margin is due to higher pricing in 2023 versus the same period in 2022, a decrease in cost per pound at our Texas facilities, in 2023 versus 2022, due to higher yields and lower freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the six months ended June 30, 2023 were $5,770 or 7% of sales as compared to $5,948, or 7% of sales for the six months ended June 30, 2022.

Net loss

VF Fresh net loss for the six months ended June 30, 2023 was ($3,317) as compared to ($15,095) for the six months ended June 30, 2022. The decrease in net loss for the first half of 2023 as compared to the first half of 2022 was primarily due to the higher gross margin in 2023 and improvements in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for VF Fresh was $335 for the six months ended June 30, 2023 as compared to ($16,483) for the six months ended June 30, 2022. The higher Adjusted EBITDA was due to a 13% increase in the average selling price of tomatoes, a decrease in cost per pound at VF Fresh-owned greenhouses and a decrease in freight costs when compared to the six months ended June 30, 2022.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales

Canadian Cannabis net sales for the three months ended June 30, 2023 were $28,065 as compared to $29,793 for the three months ended June 30, 2022. The decrease between comparable quarters was driven by a (64%) decrease in non-branded sales, as well as an unfavorable impact of exchange rate fluctuations, partially offset by an 18% increase in branded sales. The 18% increase in branded sales was attained through increased sales in Ontario and Alberta as well as Rose’s strengthening position in Quebec. Canadian Cannabis branded revenue growth was primarily in the large format and pre-rolls offset by a decrease in small formats, milled and cannabis derivative products for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The (64%) decrease in non-branded sales was primarily due to an oversupplied LP market, which has resulted in continuing desperation pricing by some LPs, which has resulted in fluctuations in our non-branded channels. International sales increased by $901, or 189%, to $1,377 for the three months ended June 30, 2023 versus $476 for the three months ended June 30, 2022 the increase was primarily driven by incremental sales to Australia.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the three months ended June 30, 2023, the Company incurred $13,966 (C$18,760) versus $11,188 (C$14,279) of excise taxes for the three months ended June 30, 2022. The increase of $2,778 (C$4,481) in excise taxes was due to an increase in kilograms sold in this provincial (branded) channel in the second quarter of 2023 versus the second quarter of 2022. The Canadian excise tax is our single largest cost of participating in the adult-use market in Canada.

For the three months ended June 30, 2023, 85% of revenue was generated from branded flower, inclusive of pre-rolls, 4% of revenue from cannabis derivative products and 11% from non-branded sales as compared to 67% of revenue from branded flower, inclusive of pre-rolls, 4% from cannabis derivative products and 29% from non-branded sales for the three months ended June 30, 2022.

The following table presents sales by revenue stream in U.S. dollars and Canadian dollars for the three months ended:

(in thousands of U.S. dollars)	June 30, 2023	June 30, 2022
Branded sales	$37,164	$31,581
International sales	1,377	476
Non-branded sales	2,933	8,102
Other	557	822
Less: excise taxes	(13,966)	(11,188)
Net Sales	$28,065	$29,793

(in thousands of Canadian dollars)	June 30, 2023	June 30, 2022
Branded sales	$49,895	$40,317
International sales	1,849	608
Non-branded sales	3,940	10,340
Other	749	1,049
Less: excise taxes	(18,760)	(14,279)
Net Sales	$37,673	$38,035

Cost of Sales

Canadian Cannabis cost of sales for the three months ended June 30, 2023 were $17,349 as compared to $18,285 for the three months ended June 30, 2022. The period-over-period cost of sales decrease of $936 or 5% was primarily due to a lower bulk cost per gram and a favorable impact of exchange rate fluctuations, partially offset by increases in kilograms produced, packaged and sold, of branded products in Q2 2023 as compared to Q2 2022. The Q2 2022 cost of sales included a positive adjustment (reduction in cost of sales) of $1,766 from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020.

Gross Margin

Canadian Cannabis gross margin for the three months ended June 30, 2023 decreased ($792) to $10,716, or a 38% gross margin, in comparison to $11,508, or a 39% gross margin, for the three months ended June 30, 2022. Canadian Cannabis gross margin declined somewhat in the three months ended June 30, 2023 due to the reduction in net sales as described above, partially offset by an improvement in cost of sales.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended June 30, 2023 decreased $789 to $7,827 or 28% of sales compared to $8,616 or 29% of sales for the three months ended June 30, 2022. The SG&A decreased due to a reduction in head count.

Net Income

Canadian Cannabis net income for the three months ended June 30, 2023 was $1,174 compared to net income of $1,822 for the three months ended June 30, 2022. The decrease in net income between periods was primarily due to a lower gross margin, partially offset by improvements in SG&A.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2023 and June 30, 2022 was $4,778 and $2,743, respectively. The increase in Adjusted EBITDA between periods was primarily due to improved margins in 2023 versus 2022, excluding the revaluation of Pure Sunfarms' inventory to fair value. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales

Canadian Cannabis net sales for the six months ended June 30, 2023 were $53,177 as compared to $51,562 for the six months ended June 30, 2022. The increase between comparable periods was driven by a 28% increase in branded sales partially offset by a (57%) decrease in non-branded sales and the unfavorable impact of exchange rate fluctuations. The 28% increase in branded sales was attained through increased sales in Ontario, British Columbia, Alberta, Manitoba as well as to Rose’s strengthening position in Quebec. Canadian Cannabis branded revenue growth was primarily in the small format, large format-single and pre-rolls offset by a decrease in milled and cannabis derivative products for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The (57%) decrease in non-branded sales was primarily due to an oversupplied LP market, which has resulted in continuing desperation pricing by some LPs, which has resulted in fluctuations in our non-branded channels. International sales increased by $2,415, or 372%, to $3,064 for the six months ended June 30, 2023 versus $649 for the six months ended June 30, 2022 the increase was primarily driven by incremental sales to Australia.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the six months ended June 30, 2023 , the Company incurred $27,724 (C$37,361) versus $20,158 (C$25,644) of excise taxes for the six months ended June 30, 2022. The increase of $7,566 (C$11,717) was due to higher kilograms sold in this provincial (branded) channel in the first half of 2023 versus the first half of 2022. The Canadian excise tax is our single largest cost of participating in the adult-use market in Canada.

For the six months ended June 30, 2023, 86% of revenue was generated from branded flower, inclusive of pre-rolls, 4% of revenue from cannabis derivative products and 10% from non-branded sales as compared to 67% of revenue from branded flower, inclusive of pre-rolls, 6% from cannabis derivative products and 27% from non-branded sales for the six months ended June 30, 2022.

The following table presents sales by revenue stream in U.S. dollars and Canadian dollars for the six months ended:

(in thousands of U.S. dollars)	June 30, 2023	June 30, 2022
Branded sales	$71,663	$56,436
International sales	3,064	649
Non-branded sales	5,242	13,026
Other	932	1,609
Less: excise taxes	(27,724)	(20,158)
Net Sales	$53,177	$51,562

(in thousands of Canadian dollars)	June 30, 2023	June 30, 2022
Branded sales	$96,571	$71,802
International sales	4,131	827
Non-branded sales	7,061	16,580
Other	1,255	2,044
Less: excise taxes	(37,361)	(25,644)
Net Sales	$71,657	$65,609

Cost of Sales

Canadian Cannabis cost of sales for the six months ended June 30, 2023 were $34,007 as compared to $30,544 for the six months ended June 30, 2022. The period-over-period cost of sales increase of ($3,463) or (11%) was primarily due to increases in kilograms produced, packaged and sold, of branded products in the first half of 2023 as compared to the first half of 2022. The 2022 cost of sales included a positive adjustment (reduction in cost of sales) of $3,815 from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020, as such the non-GAAP, but actual economic change, was a decrease of ($352) or (1%).

Gross Margin

Canadian Cannabis gross margin for the six months ended June 30, 2023 decreased ($1,848) to $19,170, or a 36% gross margin, in comparison to $21,018, or a 41% gross margin, for the six months ended June 30, 2022. The decrease in gross margin between comparable periods was due to the inclusion of a purchase price inventory adjustment in the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the six months ended June 30, 2023 decreased $1,241 to $14,675 or 28% of sales compared to $15,916 or 31% of sales for the six months ended June 30, 2022. SG&A decreased due to a lower headcount while generating higher sales such that SG&A as a percentage of revenue decreased.

Net Income

Canadian Cannabis net income for the six ended June 30, 2023 was $1,069 compared to net income of $2,809 for the six months ended June 30, 2022. The decrease in net income between periods was primarily due to a lower gross margin.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2023 and June 30, 2022 was $8,688 and $4,847, respectively. The increase in Adjusted EBITDA between periods was primarily due to higher sales but at a lower margin being offset by lower SG&A expenditures in 2023 versus 2022. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment currently consists of Balanced Health. For the three and six months ended June 30, 2023 and 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health. VF Hemp was a joint venture which ceased operations in 2022, and its results are included in “Loss from Equity Method Investments” for the three and six months ended June 30, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales

U.S. Cannabis net sales for the three months ended June 30, 2023 were $5,301 as compared to $5,793 for the three months ended June 30, 2022, a decrease of (8%). The decrease was primarily due to lower direct-to-consumer sales, due to the proliferation of hemp derived cannabinoid sales. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 83% e-commerce sales, 10% retail sales, and 7% shipping income.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended June 30, 2023 was $1,743 compared to $1,956 for the three months ended June 30, 2022. The improvement in cost of sales of 11% is primarily due to lower volumes sold in 2023 versus 2022, as margins on most products remained constant between years.

Gross Margin

U.S Cannabis gross margin for the three months ended June 30, 2023 decreased ($279) to $3,558, or a 67% gross margin, in comparison to $3,837, or a 66% gross margin, for the three months ended June 30, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended June 30, 2023 was $3,386 as compared to $4,369 for the three months ended June 30, 2022. The improvement in selling, general and administrative expenses when compared to the same prior year period is due to reductions in headcount, contract renegotiation and more efficient marketing and brand spending.

Net Income (Loss)

U.S. Cannabis net income for the three months ended June 30, 2023 was $172 as compared to a net loss of ($23,649) for the three months ended June 30, 2022. The improvement in U.S. Cannabis net income was driven by non-recurring non-cash impairments of goodwill and intangible assets during the three months ended June 30, 2022 of ($29,799) and the improvement in SG&A, partially offset by a decrease in U.S. Cannabis net sales as discussed above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended June 30, 2023 was $354 as compared to ($633) for the three months ended June 30, 2022 due to improvements in selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales

U.S. Cannabis net sales for the six months ended June 30, 2023 were $10,278 as compared to $12,836 for the six months ended June 30, 2022, a decrease of (20%). The decrease was primarily due to lower direct-to-consumer sales, due to the proliferation of hemp derived cannabinoid sales. All our sales were generated in the United States, with gross sales composed of 83% e-commerce sales, 10% retail sales, and 7% shipping income.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended June 30, 2023 was $3,482 compared to $4,287 for the six months ended June 30, 2022. The improvement in cost of sales of 19% is primarily due to lower volumes sold in 2023 versus 2022, as margins on most products remained constant between years.

Gross Margin

U.S Cannabis gross margin for the six months ended June 30, 2023 decreased ($1,753) to $6,796, or a 66% gross margin, in comparison to $8,549, or a 67% gross margin, for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the six months ended June 30, 2023 was $7,003 as compared to $8,760 for the six months ended June 30, 2022 . The improvement in selling, general and administrative expenses when compared to the same prior year period is due to reductions in headcount, contract renegotiation and more efficient marketing and brand spending.

Net Loss

U.S. Cannabis net loss for the six months ended June 30, 2023 was ($204) as compared to a net loss of ($23,380) for the six months ended June 30, 2022 . The improvement in U.S. Cannabis net loss was driven by non-recurring non-cash impairments of goodwill and intangible assets during the six months ended June 30, 2022 of ($29,799) and the improvement in SG&A, partially offset by a decrease in U.S. Cannabis net sales as discussed above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the six months ended June 30, 2023 was $203 as compared to ($53) for the six months ended June 30, 2022 due to lower sales. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2023, we had $31,659 in cash and $84,934 of working capital, and as of December 31, 2022, we had $21,676 in cash and $60,769 of working capital. The increase was primarily due to cash proceeds from the January 2023 Equity Offering (as defined below). We believe that our existing cash, together with cash generated from our operating activities, and the remaining availability under our Operating Loan (as defined below), and our PSF revolving line of credit, and future availability under our ATM (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. In addition, we may obtain additional liquidity from potential equity or debt financing in the future. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of June 30, 2023
Operating Loan	C$	10,000	$4,000
FCC Term Loan		$23,772	$23,772
Pure Sunfarms Loans	C$	36,063	$27,216

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of June 30, 2023, the Company was in compliance with all of its covenants under its Credit Facilities. Prior to December 31, 2022, the Company received a waiver from FCC for the annual test for one of its financial covenants under our FCC Term Loan. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2023. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of June 30, 2023 and December 31, 2022 was $174 and $398, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $23,772 on June 30, 2023 and $24,755 on December 31, 2022. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of June 30, 2023, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.65% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2023 and December 31, 2022 was $130,100 and $113,159, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the "Operating Loan"). On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) to the Operating Loan. The Modification eliminated the use of LIBOR as a basis to determine certain interest rates under the Operating Loan and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. The Company does not expect the Modification to materially change the amount of interest payable under the Operating Loan. The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 and future availability of $6,000 on June 30, 2023 and December 31, 2022.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2023 and December 31, 2022 was $24,567 and $26,666, respectively.

Pure Sunfarms Loans

Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”), a non-revolving credit facility (the “PSF Non-Revolving Facility”), and a term loan (the “PSF Term Loan” and collectively, with the PSF Revolving Line of Credit and the PSF Non-Revolving Facility, the “PSF Loans”) with three Canadian chartered banks. On May 5, 2023, the PSF Loans were extended from a maturity date of February 7, 2024 to February 7, 2026 by the syndicate lenders under the same terms, conditions and covenants as the original PSF Loans maturing on February 7, 2024. Due to the extension the classification of the PSF Loans on June 30, 2023 remains the same as December 31, 2022.

The PSF Revolving Line of Credit had an outstanding balance of $0 as of June 30, 2023 and $3,529 as of December 31, 2022. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the PSF Revolving Line of Credit of C$4,145 at June 30, 2023 and December 31, 2022.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The other terms and conditions of the PSF Non-Revolving Facility remain substantially the same. As of June 30, 2023, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $9,056 on June 30, 2023 and $9,664 on December 31, 2022.

The outstanding amount on the PSF Term Loan was $14,151 on June 30, 2023 and $14,867 on December 31, 2022.

The outstanding amount on Pure Sunfarms' credit facility with the Business Development Bank of Canada was $4,009 on June 30, 2023 and $4,181 on December 31, 2022.

Equity Offerings

On January 30, 2023, the Company issued and sold 18,350,000 Common Shares under a registered direct equity offering, at a price of $1.35 per share, resulting in net proceeds for approximately $23,300 after deducting commissions and offering expenses (the "January 2023 Equity Offering"). As part of the January 2023 Equity Offering the Company also issued 18,350,000 Common Warrants at an exercise price of $1.65 per share. The Common Warrants became exercisable on July 31, 2023, and expire on July 30, 2028.

On August 9, 2022, Village Farms entered into a Controlled Equity Offering Sales Agreement ("Sales Agreement") pursuant to which the Company may offer and sell Common Shares having an aggregate offering price up to $50 million from time to time to or through A.G.P./Alliance Global Partners and Cantor Fitzgerald & Co. Under the Sales Agreement, the Company may offer and sell Common Shares through A.G.P./Alliance Global Partners and Cantor Fitzgerald & Co. by any method deemed to be an “at the market offering” ("ATM") as defined in Rule 415 of the U.S. Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market. During the six months ended June 30, 2023 there were no shares sold under our ATM.

Summary of Cash Flows

	For the six months ended June 30,
(in Thousands)	2023	2022
Cash, beginning of period	$21,676	$58,667
Net cash flow (used in) provided by:
Operating activities	(5,247)	(9,021)
Investing activities	(1,713)	(13,681)
Financing activities	17,012	(2,910)
Net cash increase (decrease) for the period	10,052	(25,612)
Effect of exchange rate changes on cash	(69)	(56)
Cash, end of the period	$31,659	$32,999

Operating Activities

For the six months ended June 30, 2023 and 2022, cash flows used in operating activities were ($5,247) and ($9,021), respectively. The operating activities for the six months ended June 30, 2023 consisted of ($7,346) in changes in non-cash working capital items and $2,099 in changes before non-cash working capital items, while operating activities for the six months ended June 30, 2022 consisted of $9,064 in changes in non-cash working capital items and ($18,085) in changes before non-cash working capital items. The changes before non-cash working capital items for 2023 as compared to 2022 was primarily due to a lower net loss from VF Fresh as well as impairments on our goodwill and intangibles in 2022 that were non-recurring, partially offset by slightly lower net income from our Canadian Cannabis and U.S. Cannabis businesses.

Investing Activities

For the six months ended June 30, 2023 and 2022, cash flows used in investing activities were ($1,713) and ($13,681), respectively. The investing activities for the six months ended June 30, 2023 consisted of ($2,548) invested in capital expenditures to support our VF Fresh and Canadian and U.S. Cannabis operations, partially offset by the repayment of the promissory note to Altum. The investing activities for the six months ended June 30, 2022 consists of a ($2,715) loan to L.L. Lichtendahl, a private company that holds a 50% interest in Leli, a promissory note to Altum of ($727) and ($10,232) invested in capital expenditures, primarily to support Canadian Cannabis operations.

Financing Activities

For the six months ended June 30, 2023, cash flows provided by financing activities were $17,012 and cash flows used in financing activities were ($2,910) for the six months ended June 30, 2022. For the six months ended June 30, 2023, cash flows provided by financing activities consisted of $23,335 in proceeds from the issuance of Common Shares net of issuance costs, $83 in proceeds from the exercise of stock options and repayment of debt of ($6,406). For the six months ended June 30, 2022, cash flows used in financing activities consisted of $4,000 for proceeds from the Operating Loan, $192 of proceeds from the exercise of stock options, offset by cash flows used in financing activities of ($6,490) in repayments on borrowings.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this MD&A to “Adjusted EBITDA” and "Adjusted EBITDA - Constant Currency" (Collectively "Adjusted EBITDA") are to earnings (including the equity losses of the joint venture, VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, unrealized gains on the changes in the value of derivative instruments, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Adjusted EBITDA is used as additional measures to evaluate the operating and financial performance of our segments. Management believes that Adjusted EBITDA is an important measure in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2023	2022	2023	2022
Net loss	$(1,380)	$(36,555)	$(8,016)	$(43,072)
Add:
Amortization	2,946	2,768	6,190	5,470
Foreign currency exchange (gain) loss	(766)	570	(733)	251
Interest expense, net	1,079	705	2,016	1,278
Provision for (recovery of) income taxes	1,299	(9,714)	1,933	(11,380)
Share-based compensation	599	1,114	2,282	2,078
Interest expense for JV's	34	26	34	39
Amortization for JVs	598	130	1,158	224
Foreign currency exchange loss (gain) for JVs	1	(28)	2	1
Share-based compensation for JV's	40	—	74	—
Other expense, net for JV's	(9)	—	(15)	—
Deferred financing fees	34	61	68	127
Impairments(1)	—	29,799	—	29,799
JV exit-related costs(2)	—	2,876	—	2,876
Gain on disposal of assets	—	(2)	—	(2)
Other expense, net	—	1	1	1
Purchase price adjustment (3)	—	(2,059)	—	(4,109)
Adjusted EBITDA (4)	$4,475	$(10,308)	$4,994	$(16,419)
Adjusted EBITDA for JVs (5)	$—	$(302)	$—	$(327)
Adjusted EBITDA excluding JVs	$4,475	$(10,006)	$4,994	$(16,092)

(1)
Represents impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD.
(2)
Represents exit related costs incurred due to the winding down of the VF Hemp joint venture.
(3)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
(4)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company.
(5)
The Adjusted EBITDA for JVs consists of the VF Hemp Adjusted EBITDA

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended June 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(698)	$1,174	$172	$(34)	$(1,994)	$(1,380)
Add:
Amortization	1,302	1,494	87	—	63	2,946
Foreign currency exchange gain	(80)	(22)	—	(1)	(663)	(766)
Interest expense, net	588	728	—	—	(237)	1,079
Provision for income taxes	218	818	—	—	263	1,299
Share-based compensation	—	119	95	—	385	599
Interest expense for JV's	—	34	—	—	—	34
Amortization for JVs	—	367	—	—	231	598
Foreign currency exchange loss for JVs	—	1	—	—	—	1
Share-based compensation for JV's	—	40	—	—	—	40
Other expenses for JV's	—	(9)	—	—	—	(9)
Deferred financing fees	—	34	—	—	—	34
Adjusted EBITDA (2)	$1,330	$4,778	$354	$(35)	$(1,952)	$4,475

	For The Six Months Ended June 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(3,317)	$1,069	$(204)	$(70)	$(5,494)	$(8,016)
Add:
Amortization	2,556	3,284	226	—	124	6,190
Foreign currency exchange (gain) loss	(27)	(35)	19	(1)	(689)	(733)
Interest expense, net	1,131	1,289	(24)	—	(380)	2,016
(Recovery of) provision for income taxes	(8)	1,956	—	—	(15)	1,933
Share-based compensation	—	263	185	—	1,834	2,282
Interest expense for JV's	—	34	—	—	—	34
Amortization for JVs	—	699	—	—	459	1,158
Foreign currency exchange loss for JVs	—	2	—	—	—	2
Share-based compensation for JV's	—	74	—	—	—	74
Other expense for JV's	—	(15)	—	—	—	(15)
Deferred financing fees	—	68	—	—	—	68
Other expense, net	—	—	1	—	—	1
Adjusted EBITDA (2)	$335	$8,688	$203	$(71)	$(4,161)	$4,994

	For The Three Months Ended June 30, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(9,350)	$1,822	$(23,649)	$(62)	$(5,316)	$(36,555)
Add:
Amortization	1,242	1,385	141	—	—	2,768
Foreign currency exchange loss	236	28	14	—	292	570
Interest expense, net	428	195	—	—	82	705
(Recovery of) provision for income taxes	(2,827)	991	(7,025)	—	(853)	(9,714)
Share-based compensation	—	219	107	—	788	1,114
Interest expense for JV's	—	—	26	—	—	26
Amortization for JVs	—	130	—	—	—	130
Foreign currency exchange gain for JVs	—	(28)	—	—	—	(28)
Deferred financing fees	—	61	—	—	—	61
Impairments(1)	—	—	29,799	—	—	29,799
JV exit-related costs(2)	—	—	—	—	2,876	2,876
Gain on disposal of assets	(2)	—	—	—	—	(2)
Purchase price adjustment (3)	—	(2,059)	—	—	—	(2,059)
Other expense, net	(9)	(1)	(46)	(1)	58	1
Adjusted EBITDA (4)	$(10,282)	$2,743	$(633)	$(63)	$(2,073)	$(10,308)

	For The Six Months Ended June 30, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(15,095)	$2,809	$(23,380)	$(128)	$(7,278)	$(43,072)
Add:
Amortization	2,501	2,687	282	—	—	5,470
Foreign currency exchange loss (gain)	236	117	14	2	(118)	251
Interest expense, net	428	776	—	4	70	1,278
(Recovery of) provision for income taxes	(4,542)	1,630	(7,025)	—	(1,443)	(11,380)
Share-based compensation	—	586	202	—	1,290	2,078
Interest expense for JV's	—	—	39	—	—	39
Amortization for JVs	—	224	—	—	—	224
Foreign currency exchange loss for JVs	—	1	—	—	—	1
Deferred financing fees	—	127	—	—	—	127
Impairments(1)	—	—	29,799	—	—	29,799
JV exit-related costs(2)	—	—	—	—	2,876	2,876
Gain on disposal of assets	(2)	—	—	—	—	(2)
Purchase price adjustment (3)	—	(4,109)	—	—	—	(4,109)
Other expense, net	(9)	(1)	16	—	(5)	1
Adjusted EBITDA (4)	$(16,483)	$4,847	$(53)	$(122)	$(4,608)	$(16,419)

(1)
Represents impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD.
(2)
Represents exit-related costs incurred due to the winding down of the VF Hemp joint venture.
(3)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
(4)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company’s segments because it excludes non-recurring and other items that do not reflect the business performance of our segments. Adjusted EBITDA for Canadian Cannabis includes the 70% interest in Rose LifeScience and Adjusted EBITDA for “Corporate” and “Total” includes our 65% interest in VFH.

Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three and six months ended June 30, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and six month comparative periods in 2022 rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$77,212	$82,903	$(5,691)	(7%)	$78,889	$(4,014)	(5%)
Cost of sales	(65,713)	(76,580)	10,867	14%	(66,742)	9,838	13%
Selling, general and administrative expenses	(16,753)	(18,516)	1,763	10%	(17,238)	1,278	7%
Other (expense) income, net	5,212	(1,222)	6,434	527%	5,199	6,421	525%
Operating (loss) income	(42)	(43,806)	43,764	100%	(42)	43,764	100%
Loss including non-controlling interests	(1,341)	(34,092)	32,751	96%	(1,191)	32,901	97%
Net loss	(1,380)	(36,555)	35,175	96%	(1,286)	35,269	96%
Adjusted EBITDA (1)	4,475	(10,308)	14,783	143%	4,484	14,792	143%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$141,868	$153,059	$(11,191)	(7%)	$145,050	$(8,009)	(5%)
Cost of sales	(118,069)	(136,832)	18,763	14%	(120,105)	16,727	12%
Selling, general and administrative expenses	(34,158)	(36,451)	2,293	6%	(35,038)	1,413	4%
Other (expense) income, net	4,236	(1,484)	5,720	385%	4,150	5,634	380%
Operating (loss) income	(6,123)	(52,099)	45,976	88%	(5,943)	46,156	89%
Loss including non-controlling interests	(8,056)	(40,719)	32,663	80%	(7,993)	32,726	80%
Net loss	(8,016)	(43,072)	35,056	81%	(7,956)	35,116	82%
Adjusted EBITDA (1)	4,994	(16,419)	21,413	130%	5,510	21,929	134%

(1) Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company.

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

Assessment for Indicators of Impairment

Goodwill

Factors Affecting Goodwill

The Company has experienced macroeconomic challenges, such as a decrease in market capitalization driven by decreases in transaction multiples for cannabis and CBD companies, as well as the continued ambiguity in federal regulations with respect to the U.S. CBD market. Macroeconomic challenges include inflation, which affects cultivation costs, distribution costs and operating expenses, as well as rising interest rates, supply shortages and volatile commodity prices.

The U.S. CBD market and the comparable market capitalizations for our CBD competitors declined throughout 2022 as a result of continued ambiguity in federal regulations. CBD was taken off the controlled substance list in the Farm Bill of 2018. In 2019, the FDA ruled that CBD was deemed to be a “medicine”. However, CBD remains subject to further study by the FDA in order to receive FDA approval to include CBD based products in food and beverages. Until the FDA receives either more scientifically-based health and wellness studies, or further Congressional direction, the FDA will not allow CBD to be put into food or beverages. As such, there has been a negative impact on the sales of all CBD products across the country since the initial interest in CBD products in 2019 and 2020. This has resulted in U.S. retailers moving away from carrying CBD based products in light of potential FDA scrutiny and has had a negative impact on the sales of all CBD products across the United States.

The FDA continues to not only publish guidance indicating their unwillingness to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods, but also issue warning letters to some CBD companies that are making health and wellness claims, which has increased regulatory uncertainty regarding CBD and has pushed U.S. retailers further away from CBD products.

As a result of the foregoing factors, the Company and other cannabis and CBD companies have suffered a decline in the price of their common shares and their overall market capitalizations. These declines represented an indicator of possible goodwill and intangible asset impairment for the Company.

Cannabis – U.S.

As a result of foregoing factors, we performed a goodwill impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2022. On June 30, 2022, the estimated fair value of goodwill for the Cannabis – U.S. segment using the market-based approach. The most significant assumption used in applying the market approach was a market-based revenue multiple of 1.6x based on transaction multiples of somewhat similar CBD-based companies. We concluded that as of June 30, 2022, the recoverable amount was lower than its carrying amount and as a result, an impairment charge to goodwill of $25,169 was allocated to the Cannabis – U.S. segment for the six months ended June 30, 2022.

In addition, due to further erosion in the market values publicly traded CBD companies relating to the ongoing uncertainty regarding the regulatory status of CBD and the corresponding decline in retail sales of CBD products, we concluded that as of December 31, 2022, the recoverable amount of goodwill for the U.S. – Cannabis segment was lower than its carrying amount and as a result, an additional impairment charge to goodwill of $13,500 was allocated to the U.S. – Cannabis segment. Accordingly, we recognized a total goodwill impairment charge of $38,669 in 2022. For more information, see Note 11 to our audited annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, there were no goodwill impairment indicators for the Company’s Cannabis – U.S. segment. Accordingly, the Company did not perform a goodwill impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2023. Given this, no goodwill impairment charge was required for the Cannabis – U.S. segment.

The carrying value of goodwill associated with our Cannabis – U.S. segment was $21,339 at June 30, 2023 and $34,839 at June 30, 2022.

Cannabis - Canada

There were no goodwill impairment indicators for the Cannabis – Canada segment throughout 2022 and 2023. Accordingly, the Company did not perform a goodwill impairment assessment for the Company’s Cannabis – Canada segment.

The carrying value of goodwill associated with our Cannabis – Canada segment was $45,900 at June 30, 2023 and $57,804 at June 30, 2022.

Future Periods; Further Information

To the extent we continue to observe impairment indicators for our Cannabis – U.S. and/or Cannabis – Canada segments or our other reporting units, we may be required to perform quantitative goodwill impairment assessments for such reporting units in future periods.

For further information regarding our goodwill and any applicable impairment testing, see Note 11 to our audited annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 4 to our interim financial statements included in this Quarterly Report on Form 10-Q.
Intangible Assets

Factors Affecting Intangible Assets

Intangible assets include licenses, brands and trademarks, customer relationships, computer software and other indefinite-lived intangible assets, which were impacted by the same factors as those affecting goodwill (see “—Factors Affecting Goodwill” above).

Cannabis – U.S.

As a result of foregoing factors, we performed a brand impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2022. On June 30, 2022, the estimated fair value of the Cannabis – U.S. brand was determined using a discounted cash flow projection. We concluded that as of June 30, 2022, the recoverable amount was lower than its carrying amount and as a result, an impairment charge to the brand intangible of $4,630 was allocated to the Cannabis – U.S. segment.

As of June 30, 2023, there were no brand impairment indicators for the Company’s Cannabis – U.S. segment. Accordingly, the Company did not perform a brand impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2023.

Cannabis - Canada

There were no impairment indicators for identifiable intangibles for the Cannabis – Canada segment throughout 2022 and 2023. Accordingly, the Company did not perform impairment assessments for the Company’s Cannabis – Canada.

Future Periods; Further Information

To the extent we continue to experience intangible assets impairment indicators for our Cannabis – U.S. and/or Cannabis – Canada segments or our other reporting units, we may be required to perform quantitative intangible asset impairment assessments for such reporting units in future periods.

For additional information regarding our intangible assets and applicable impairment testing, see Note 11 to our audited annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 4 to our interim financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of June 30, 2023, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with a weighted average interest rate of 6.48% and we had approximately $50,988 in aggregate principal amounts with Term Loans with a weighted average interest rate of 8.22%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 3.7% over the comparable period in 2022.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $131 and $65 for the three and six months ended June 30, 2023, respectively and $149 and $76 for the three and six months ended June 30, 2023 and 2022, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2023 and 2022, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7547 and C$1.00 = US$0.7995, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2023 and 2022 with the net foreign exchange gain or loss directly impacting net income (loss).

	June 30, 2023	June 30, 2022
Financial assets
Cash and cash equivalents	$1,433	$1,060
Trade receivables	2,572	3,470
Inventories	8,346	7,800
Prepaid and deposits	965	1,030
Financial liabilities
Trade payables and accrued liabilities	(5,776)	(6,003)
Loan payable	(3,606)	(4,492)
Deferred tax liability	(2,764)	(2,399)
Net foreign exchange gain	$1,170	$466

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Remediation Plan and Status

In the six months ended June 30, 2023, the Company implemented remediation to improve the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by December 31, 2023.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during the six months ended June 30, 2023 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, other than as described in the Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the six months ended June 30, 2023.

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
Date: August 9, 2023