Form 10-Q
period 2023-09-30
Village Farms International, Inc.
filed 2023-11-08
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, 110,238,929 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential inability to remain listed on the Nasdaq Capital Market (“Nasdaq”) if we do not regain compliance with Nasdaq’s minimum bid price requirement by April 15, 2024; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; rising interest rates; and tax risks.

The Company has based these forward-looking statements on factors and assumptions about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions that management believes are reasonable based on information currently available to management, there can be no assurance that actual results will be consistent with these forward-looking statements. Forward-looking statements necessarily involve known and unknown risks and uncertainties, many of which are beyond the Company's control, which may cause the Company's or the industry's actual results, performance, achievements, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, the factors contained in the Company's filings with securities regulators, including this Quarterly Report on Form 10-Q and the Company’s most recently filed annual report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$35,483	$16,676
Restricted cash	5,000	5,000
Trade receivables	28,541	27,558
Inventories	77,059	70,582
Other receivables	332	309
Income tax receivable, net	2	6,900
Prepaid expenses and deposits	6,747	5,959
Total current assets	153,164	132,984
Non-current assets
Property, plant and equipment	202,198	207,701
Investments	2,109	2,109
Goodwill	66,118	66,225
Intangibles	34,955	37,157
Deferred tax asset	4,201	4,201
Right-of-use assets	13,069	9,132
Other assets	1,888	5,776
Total assets	$477,702	$465,285
LIABILITIES
Current liabilities
Line of credit	$4,000	$7,529
Trade payables	19,378	24,894
Current maturities of long-term debt	9,284	9,646
Accrued sales taxes	14,029	11,594
Accrued loyalty program	1,817	2,060
Accrued liabilities	15,895	13,064
Lease liabilities - current	1,955	1,970
Other current liabilities	2,529	1,458
Total current liabilities	68,887	72,215
Non-current liabilities
Long-term debt	39,811	43,821
Deferred tax liability	18,992	19,756
Lease liabilities - non-current	11,804	7,785
Other liabilities	1,869	1,714
Total liabilities	141,363	145,291
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	15,238	16,164
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 110,238,929 shares issued and outstanding at September 30, 2023 and 91,788,929 shares issued and outstanding at December 31, 2022.	386,719	372,429
Additional paid in capital	25,635	13,372
Accumulated other comprehensive loss	(8,187)	(8,371)
Retained earnings	(83,682)	(74,367)
Total Village Farms International, Inc. shareholders’ equity	320,485	303,063
Non-controlling interest	616	767
Total shareholders’ equity	321,101	303,830
Total liabilities, mezzanine equity and shareholders’ equity	$477,702	$465,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$69,510	$71,056	$211,378	$224,115
Cost of sales	(54,889)	(62,682)	(172,958)	(199,514)
Gross margin	14,621	8,374	38,420	24,601
Selling, general and administrative expenses	(15,822)	(17,794)	(49,980)	(54,245)
Interest expense	(988)	(982)	(3,532)	(2,330)
Interest income	262	60	741	129
Foreign exchange loss, net	(971)	(1,963)	(302)	(2,171)
Other (expense) income	(19)	(10)	5,613	(7)
Write-off of joint venture loan	—	—	—	(592)
Impairments	—	—	—	(29,799)
Loss before taxes and loss from equity method investments	(2,917)	(12,315)	(9,040)	(64,414)
Recovery of (provision for) income taxes	1,664	3,183	(269)	14,563
Loss from equity method investments	—	—	—	(2,667)
Loss including non-controlling interests	(1,253)	(9,132)	(9,309)	(52,518)
Less: net (income) loss attributable to non-controlling interests, net of tax	(46)	387	(6)	701
Net loss attributable to Village Farms International, Inc. shareholders	$(1,299)	$(8,745)	$(9,315)	$(51,817)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.10)	$(0.09)	$(0.59)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.10)	$(0.09)	$(0.59)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	110,239	88,684	108,214	88,543
Diluted	110,239	88,684	108,214	88,543
Loss including non-controlling interests	$(1,253)	$(9,132)	$(9,309)	$(52,518)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,986)	(14,780)	(899)	(17,911)
Comprehensive loss including non-controlling interests	(7,239)	(23,912)	(10,208)	(70,429)
Comprehensive (income) loss attributable to non-controlling interests	353	1,499	(50)	1,929
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(6,886)	$(22,413)	$(10,258)	$(68,500)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at July 1, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223
Share-based compensation	—	—	747	—	—	—	747	—
Cumulative translation adjustment	—	—	—	(4,903)	—	29	(4,874)	(1,111)
Net (loss) income	—	—	—	—	(1,299)	(81)	(1,380)	126
Balance at September 30, 2023	110,239	$386,719	$25,635	$(8,187)	$(83,682)	$616	$321,101	$15,238

	Three Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at July 1, 2022	88,572	$365,737	$11,463	$3,565	$(16,293)	$ —	$364,472	$16,119
Proceeds from issuance of common stock	450	824	—	—	—	—	824	—
Share-based compensation	7	—	926	—	—	—	926	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(14,780)	—	—	(14,780)	—
Net loss	—	—	—	—	(8,745)	—	(8,745)	(387)
Balance at September 30, 2022	89,029	$366,561	$12,389	$(11,215)	$(25,038)	$767	$343,464	$15,732

	Nine Months Ended September 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	3,135	—	—	—	3,135	—
Cumulative translation adjustment	—	—	—	184	—	29	213	(1,111)
Net (loss) income	—	—	—	—	(9,315)	(180)	(9,495)	185
Balance at September 30, 2023	110,239	$386,719	$25,635	$(8,187)	$(83,682)	$616	$321,101	$15,238

	Nine Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2022	88,234	$365,561	$9,369	$6,696	$26,779	$ —	$408,405	$16,433
Proceeds from issuance of common stock	450	824	—	—	—	—	824	—
Shares issued on exercise of stock options	345	176	16	—	—	—	192	—
Share-based compensation	—	—	3,004	—	—	—	3,004	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(17,911)	—	—	(17,911)	—
Net loss	—	—	—	—	(51,817)	—	(51,817)	(701)
Balance at September 30, 2022	89,029	$366,561	$12,389	$(11,215)	$(25,038)	$767	$343,464	$15,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(9,315)	$(51,817)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	11,726	11,061
Amortization of deferred charges	102	171
Share of loss from joint ventures	—	2,667
Net loss attributable to non-controlling interest	6	(701)
Interest expense	3,532	2,330
Interest income	(741)	(129)
Interest paid on long-term debt	(3,645)	(2,989)
Unrealized foreign exchange loss	92	77
Impairments	—	29,799
Write-off of joint venture loan	—	592
Loss (gain) on disposal of assets	1	(7)
Non-cash lease expense	1,615	775
Share-based compensation	3,135	3,004
Deferred income taxes	1,748	(19,670)
Changes in non-cash working capital items	(1,451)	11,621
Net cash provided by (used in) operating activities	6,805	(13,216)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(4,358)	(12,869)
Acquisitions, net	—	(4,693)
Issuance of note receivable	—	(1,914)
Repayment of note receivable	835	—
Net cash used in investing activities	(3,523)	(19,476)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	4,000
Repayments on borrowings	(7,858)	(6,262)
Proceeds from issuance of common stock and warrants	24,772	824
Issuance costs	(1,437)	—
Proceeds from exercise of stock options	83	192
Payments on capital lease obligations	—	(782)
Net cash provided by (used in) financing activities	15,560	(2,028)
Effect of exchange rate changes on cash and cash equivalents	(35)	(782)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,807	(35,502)
Cash, cash equivalents and restricted cash, beginning of period	21,676	58,667
Cash, cash equivalents and restricted cash, end of period	$40,483	$23,165
Non-cash - investing and financing activities:
Operating lease right-of-use assets	$5,578	$—
Operating lease liabilities	$5,578	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of September 30, 2023 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2022 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 contained in the Company’s 2022 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. For the three and nine months ended September 30, 2022, share-based compensation has been reclassified to selling, general and administrative expenses on the condensed consolidated Statements of Operations and Comprehensive Income (Loss) to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	September 30, 2023	December 31, 2022
Cannabis:
Raw materials	$1,180	$1,089
Work-in-progress	6,452	10,872
Finished goods	47,510	36,094
Packaging	7,149	6,909
Produce and Energy:
Crop inventory	14,028	14,886
Purchased produce inventory	683	599
Spare parts inventory and packaging	57	133
Inventory	$77,059	$70,582

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	September 30, 2023	December 31, 2022
Land	$13,387	$13,411
Leasehold and land improvements	5,533	5,372
Buildings	214,014	214,146
Machinery and equipment	85,494	82,396
Construction in progress	11,786	10,033
Less: Accumulated depreciation	(128,016)	(117,657)
Property, plant and equipment, net	$202,198	$207,701

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2022	$44,886	$21,339	$66,225
Foreign currency translation adjustment	(107)	—	(107)
Balance as of September 30, 2023	$44,779	$21,339	$66,118

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Intangible Assets

Intangibles consisted of the following as of:

Classification	September 30, 2023	December 31, 2022
Licenses	$17,983	$17,691
Brand and trademarks*	12,710	12,719
Customer relationships	13,260	13,291
Computer software	1,952	1,955
Other*	144	144
Less: Accumulated amortization	(6,464)	(4,013)
Less: Impairments	(4,630)	(4,630)
Intangibles, net	$34,955	$37,157

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of September 30, 2023 was as follows:

Fiscal period
Remainder of 2023	$777
2024	3,107
2025	3,021
2026	2,932
2027	2,932
Thereafter	13,962
Intangibles, net	$26,731

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the first nine months of 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At September 30, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

Throughout 2022, the Company recognized macroeconomic challenges, decreases in market capitalization, decreases in transaction multiples, and continued ambiguity in federal regulations with respect to the U.S. CBD market. During the second quarter of 2022, when the Company considered these qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company tested that segment’s assets, including goodwill and intangible assets for impairment.

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

The significant assumptions applied to the determination of the recoverable amount are described below:

•
Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 11%. An increase of 1% to the discount rate would increase the impairment by approximately $530.
•
Royalty rate: An incremental royalty rate of 4.0% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.5% would increase the impairment to brand by $1,490.
•
Future revenues: A decrease in future revenues by 10% would increase the impairment by approximately $470.

5. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	September 30, 2023	December 31, 2022
Term Loan - ("FCC Loan") - repayable by monthly principal payments of $164 and accrued interest at a rate of 8.93%; matures April 1, 2025	$23,280	$24,755
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 9.20%; matures February, 2026	8,534	9,664
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 9.20%; matures February, 2026	13,449	14,867
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at a rate of 10.95%, matures December 31, 2031	3,832	4,181
Total	$49,095	$53,467

On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) for its line of credit ("Operating Loan"). The Modification eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. This Modification did not have a material effect on the Company's results of operations or its financial position. The Company’s Operating Loan had $4,000 amount drawn on the facility as of September 30, 2023 and December 31, 2022.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of September 30, 2023 and December 31, 2022 was $122,823 and $113,159, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of September 30, 2023 and December 31, 2022 was $25,553 and $26,666, respectively.

The Pure Sunfarms line of credit had $0 and $3,529 outstanding as of September 30, 2023 and December 31, 2022, respectively. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of C$0 and C$4,145 as of September 30, 2023 and December 31, 2022, respectively.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its credit facility covenants as of September 30, 2023.

The weighted average annual interest rate on short-term borrowings as of September 30, 2023 and December 31, 2022 was 9.86% and 9.12%, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Accrued interest payable on all long-term debt as of September 30, 2023 and December 31, 2022 was $385 and $398, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2023 and thereafter are as follows:

Remainder of 2023	$1,660
2024	5,814
2025	24,668
2026	14,652
2027	460
Thereafter	1,841
Total	$49,095

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

7. RELATED PARTY TRANSACTIONS AND BALANCES

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $103 and $85 in salary and benefits during the nine months ended September 30, 2023 and 2022, respectively.

8. INCOME TAXES

The Company has recorded a recovery of (provision for) income taxes of $1,664 and ($269) for the three and nine months ended September 30, 2023, respectively, compared with a recovery of income taxes of $3,183 and $14,563 for the same periods last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $31,655 as of September 30, 2023 and $30,419 as of December 31, 2022. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2023.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

As of September 30, 2023, the Company’s net deferred tax assets totaled approximately $4,201 and were primarily derived from net operating loss carryforwards.

9. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of September 30, 2023, the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces power that it sells per a long-term contract to its one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales
Produce	$35,712	$35,527	$114,125	$124,052
Cannabis - Canada	28,810	30,394	81,987	81,956
Cannabis - United States	4,988	5,135	15,266	17,971
Energy	—	—	—	136
	$69,510	$71,056	$211,378	$224,115
Gross margin
Produce	$1,492	$(3,303)	$(654)	$(16,560)
Cannabis - Canada	9,944	8,198	29,114	29,216
Cannabis - United States	3,185	3,523	9,981	12,072
Energy	—	(44)	(21)	(127)
	$14,621	$8,374	$38,420	$24,601

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

10. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(1,299)	$(8,745)	$(9,315)	$(51,817)
Denominator:
Weighted average number of common shares - basic	110,239	88,684	108,214	88,543
Effect of dilutive securities- share-based employee options and awards	—	—	—	—
Weighted average number of common shares - diluted	110,239	88,684	108,214	88,543
Antidilutive options and awards	6,509	3,627	6,509	3,592
Net loss per ordinary share:
Basic	$(0.01)	$(0.10)	$(0.09)	$(0.59)
Diluted	$(0.01)	$(0.10)	$(0.09)	$(0.59)

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three and nine months ended September 30, 2023 was $747 and $3,135, respectively, and $926 and $3,004 for the three and nine months ended September 30, 2022, respectively.

Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,089,418	$5.76	6.77	$152
Granted	2,671,896	$0.99	9.17	$125
Exercised	(100,000)	$0.83		$71
Forfeited	(152,500)	$5.15
Outstanding at September 30, 2023	6,508,814	$3.84	7.31	$99
Exercisable at September 30, 2023	3,147,929	$6.11	5.49	$2

Performance-based shares activity for the nine months ended September 30, 2023 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	30,000	$8.31
Outstanding at September 30, 2023	20,000	$8.31
Exercisable at September 30, 2023	20,000	$8.31

On January 30, 2023, the Company closed a public offering (the "Offering") of 18,350,000 Common Shares at a price of US$1.35 per share together with accompanying warrants to purchase up to 18,350,000 Common Shares, which have an exercise price of US$1.65 per share (the "Warrants"). The gross proceeds from the Offering were approximately US$25 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are being used for general working capital. The accompanying Warrants have an exercise price of US$1.65 and became exercisable beginning six months from issuance and will expire five years from the date of initial exercisability.

12. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	Nine Months Ended September 30,
	2023	2022
Trade receivables	$(475)	$(1,622)
Inventories	(5,284)	(8,873)
Other receivables	9	(12)
Prepaid expenses and deposits	(845)	(1,602)
Trade payables	(3,624)	9,135
Accrued liabilities	5,383	10,219
Lease liabilities	(1,574)	—
Other assets, net of other liabilities	4,959	4,376
	$(1,451)	$11,621

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

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the largest consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the second best-selling Canadian licensed producer (“LP”) of dried flower products, the third best-selling Canadian producer overall (year-to-date 2023) and one of the few Canadian LPs with consistently strong operating results.

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

We also operate a large, well-established, produce business (primarily tomatoes) under the Village Farms Fresh (“VF Fresh”) brand which sells to food and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, in Mexico and Canada. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. cannabis market subject to compliance with applicable US federal and state laws and stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is composed of wholly owned Pure Sunfarms and 70% owned Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and is one of the top selling dried flower brand in Canada. PSF leverages our 30 years of experience as a vertically integrated greenhouse grower for the high growth cannabis opportunity in Canada with commercial distribution in ten Canadian provinces and territories that represent 98% of total Canadian legal recreational cannabis sales. Our long-term objective for PSF is to be the leading low-cost, high-quality cannabis producer and brand in Canada.

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

Produce Segment

Our Produce segment is composed of VF Fresh, which currently consists of Village Farms LP and Village Farms Canada LP.

Through VF Fresh, we grow, market and distribute premium-quality, greenhouse-grown produce in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. We also market and distribute premium tomatoes, peppers and cucumbers produced under exclusive and non-exclusive arrangements from our greenhouse supply partners located in Mexico, B.C. and Ontario. We primarily market and distribute under our Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Our Energy segment is composed of wholly owned VF Clean Energy Inc.

VFCE, which has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract, commencing in the fourth quarter of 2023 (which includes a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which is in its final commercialization stages, will convert VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Terreva Renewables will sell the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty. The facility will also provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta or can be provided to other users of CO2.

Recent Developments and Updates

Canadian Cannabis Recent Developments and Updates

•
In September 2023, Village Farms was named the Best Canadian Cannabis Company for the second consecutive year at the 2023 Benzinga Cannabis Awards.
•
The Canadian Cannabis business (all brands in aggregate) maintained its top three market share position across all product categories in Canada and holds the number two position in market share in dried flower category in Canada nationally for the first nine months of 2023, according to independent third-party sources (amalgamated to cover all provinces).
•
During the third quarter, the Canadian Cannabis business expanded its brand portfolio with the launch of Super Toast, a brand focused on convenience and ready-to-go products.

U.S. Cannabis Recent Developments and Updates

•
Balanced Health Botanical’s CBDistillery brand recently unveiled a new look featuring the same great ingredients and benefits. Products can now be found in 5 different categories, with each category highlighting the product’s wellness benefit.
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

Delta RNG Project Update

•
The Delta, British Columbia Renewable Natural Gas Project is in its final commercialization stages.

VF Fresh (Produce)

•
The Company has commenced the sale process of its Monahans (Permian Basin, Texas) greenhouse facility and is expecting initial indications of interest in the fourth quarter of 2023.
•
VF Fresh employees partnered with two initiatives to give back to local communities. Together with a top customer, VF Fresh supported the Healthy Family Project to deliver 875,000 meals to 32 Feeding America food banks in multiple communities. In addition, VF Fresh sponsored the rehabilitation of a veteran’s home in partnership with Military Makeover.
•
The Company has commenced the re-purposing of half of its Delta 2 facility back to producing tomatoes for the upcoming 2024 calendar year.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and nine months ended September 30, 2023 and September 30, 2022 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 70% ownership in Rose LifeScience. The loss from our equity method investment in Village Fields Hemp ("VFH") is reflected in our net income for the three and nine months ended September 30, 2022 presented below.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2023, September 30, 2022, and December 31, 2022. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Spot rate	0.7363	0.7277	0.7380
Nine-month period ended	0.7431	0.7797	N/A
Three-month period ended	0.7453	0.7664	N/A

RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

Consolidated Financial Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$69,510	$71,056	$211,378	$224,115
Cost of sales	(54,889)	(62,682)	(172,958)	(199,514)
Gross margin	14,621	8,374	38,420	24,601
Selling, general and administrative expenses	(15,822)	(17,794)	(49,980)	(54,245)
Interest expense	(988)	(982)	(3,532)	(2,330)
Interest income	262	60	741	129
Foreign exchange loss	(971)	(1,963)	(302)	(2,171)
Other (expense) income, net	(19)	(10)	5,613	(7)
Write-off of joint venture loan	—	—	—	(592)
Impairments	—	—	—	(29,799)
Loss before taxes and loss from equity method investments	(2,917)	(12,315)	(9,040)	(64,414)
Recovery of (provision for) income taxes	1,664	3,183	(269)	14,563
Loss including non-controlling interests and before equity losses	(1,253)	(9,132)	(9,309)	(49,851)
Less: net (income) loss attributable to non-controlling interests, net of tax	(46)	387	(6)	701
Loss from equity method investments	—	—	—	(2,667)
Net loss attributable to Village Farms International Inc.	$(1,299)	$(8,745)	$(9,315)	$(51,817)
Adjusted EBITDA (1)	$3,248	$(2,233)	$8,243	$(20,642)
Basic loss per share	$(0.01)	$(0.10)	$(0.09)	$(0.59)
Diluted loss per share	$(0.01)	$(0.10)	$(0.09)	$(0.59)

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience. For the nine months ended September 30, 2022, we previously included an adjustment for $2,284 of obsolete inventory associated with the winding down of the Village Fields Hemp ("VFH") joint venture (the "JV exit") that is now being excluded in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

We caution that our results of operations for the three and nine months ended September 30, 2023 and 2022 may not be indicative of our future performance, particularly in light of the ongoing global Tomato brown rugose fruit virus (ToBRFV), the potential impact of inflation and/or the potential impact of supply-chain shortages due to conflicts abroad.

Discussion of Financial Results

A discussion of our consolidated results for the three and nine months ended September 30, 2023 and 2022 is included below. The consolidated results include all four of our operating segments: Produce, Canadian Cannabis, U. S. Cannabis, and Energy, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales

Sales for the three months ended September 30, 2023 were $69,510 compared to $71,056 for the three months ended September 30, 2022. The decrease in sales of ($1,546) or (2%) was primarily attributable to a decrease in Canadian Cannabis sales of ($1,584) and a decrease in U.S Cannabis sales of ($147), partially offset by an increase in VF Fresh sales of $185. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the three months ended September 30, 2023 were $54,889 compared to $62,682 for the three months ended September 30, 2022. The decrease in cost of sales of $7,793, or 12%, was primarily attributable to a reduction in the cost of sales at

VF Fresh of $4,610 and Canadian Cannabis of $3,330, partially offset by an increase in U.S Cannabis of ($191). For additional information, refer to "Segmented Results of Operations" below.

Gross Margin

Gross margin for the three months ended September 30, 2023 increased $6,247 to $14,621, or 75%, from $8,374 for the three months ended September 30, 2022. The increase in gross margin was primarily attributable to an increase in gross margin at VF Fresh of $4,795 and Canadian Cannabis of $1,746, partially offset by a decrease in U.S Cannabis of ($338). For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased $1,972, or 11%, to $15,822 (23% of sales), compared to $17,794 (25% of sales), for the three months ended September 30, 2022. The decrease in sales, general and administration expenses was due to lower operating expenses of $1,793 attributable to improvements in all divisions and lower share-based compensation of approximately $179. For additional information, refer to "Segmented Results of Operations" below.

	For The Three Months Ended
	September 30, 2023	September 30, 2022
Selling, general and administrative expenses	$15,075	$16,868
Share-based compensation	747	926
Total selling, general and administrative expenses	$15,822	$17,794

Other (Expense) Income

Other expense for the three months ended September 30, 2023 was ($19) compared to ($10) for the three months ended September 30, 2022.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the three months ended September 30, 2023 was ($2,917) compared to ($12,315) for the three months ended September 30, 2022, an improvement of $9,398, or 76%. The improvement in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to improved operating performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the three months ended September 30, 2023 was ($1,299) as compared to ($8,745) for the three months ended September 30, 2022, an improvement of $7,446, or 85%, due to improved operating performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2023 was $3,248 compared to ($2,233) for the three months ended September 30, 2022. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Sales

Sales for the nine months ended September 30, 2023 were $211,378 compared to $224,115 for the nine months ended September 30, 2022. The decrease in sales of ($12,737) or (6%) was primarily attributable to a decrease in VF Fresh sales of ($9,927), primarily arising in the first six months of 2023, and a decrease in U.S Cannabis sales of ($2,705), partially offset by an increase in Canadian Cannabis sales of $31. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023 were $172,958 as compared to $199,514 for the nine months ended September 30, 2022. The decrease in cost of sales of $26,556, or 13%, was primarily attributable to a reduction in cost of sales in the VF Fresh segment of $25,833, and the U.S Cannabis segment of $614, partially offset by an increase in the Canadian Cannabis segment of ($133). For additional information, refer to "Segmented Results of Operations" below.

Gross Margin

Gross margin for the nine months ended September 30, 2023 increased $13,819 to $38,420, or 56%. The increase in gross margin was primarily attributable to an increase in gross margin in the VF Fresh segment of $15,906, partially offset by decreases in the Canadian Cannabis segment and the U.S Cannabis segment of ($102) and ($2,091), respectively. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased $4,265, or an improvement of 8%, to $49,980, or 24% of sales, compared to $54,245, or 24% of sales, for the nine months ended September 30, 2022. The decrease in sales, general and administration expenses was attributable to decreases in operating expenses of $4,396, partially offset by an increase in share-based compensation of approximately ($131). For additional information, refer to "Segmented Results" of Operations below.

	For The Nine Months Ended
	September 30, 2023	September 30, 2022
Selling, general and administrative expenses	$46,845	$51,241
Share-based compensation	3,135	3,004
Total selling, general and administrative expenses	$49,980	$54,245

Other (Expense) Income

Other income for the nine months ended September 30, 2023 was $5,613 as compared to other expense of ($7) for the nine months ended September 30, 2022. The increase in other income (expense) was primarily attributable to a favorable vendor settlement of $5,585 in the nine months ended September 30, 2023.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the nine months ended September 30, 2023 was ($9,040) compared to ($64,414) for the nine months ended September 30, 2022, an increase of $55,374, or 86%. The improvement was primarily due to a $13,819 improvement in gross margin for the nine months ended September 30, 2023, and no impairment of goodwill and intangibles in 2023, versus non-recurring costs incurred during the nine months ended September 30, 2022 of ($29,799) for impairment of goodwill and intangible assets, and a favorable vendor settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation in the nine months ended September 30, 2023 of $5,585. The improvement in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was also attributable to improved operating performance from VF Fresh, and lower selling, general and administrative expenses in all segments.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the nine months ended September 30, 2023 was ($9,315) as compared to ($51,817) for the nine months ended September 30, 2022, an improvement of $42,502, or 82%, due to improved performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2023 was $8,243 compared to ($20,642) for nine months ended September 30, 2022. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended September 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$35,712	$28,810	$4,988	$—	$—	$69,510
Cost of sales	(34,220)	(18,866)	(1,803)	—	—	(54,889)
Selling, general and administrative expenses	(2,066)	(7,598)	(3,095)	—	(3,063)	(15,822)
Other expense, net	(598)	(428)	(11)	(58)	(621)	(1,716)
Operating (loss) income	(1,172)	1,918	79	(58)	(3,684)	(2,917)
Recovery of income taxes	221	1,034	—	—	409	1,664
(Loss) income from consolidated entities	(951)	2,952	79	(58)	(3,275)	(1,253)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(89)	—	—	43	(46)
Net (loss) income	$(951)	$2,863	$79	$(58)	$(3,232)	$(1,299)
Adjusted EBITDA (1)	$774	$4,585	$221	$(57)	$(2,275)	$3,248
Basic (loss) income per share	$(0.01)	$0.03	$0.00	$(0.00)	$(0.03)	$(0.01)
Diluted (loss) income per share	$(0.01)	$0.03	$0.00	$(0.00)	$(0.03)	$(0.01)

	For The Three Months Ended September 30, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$35,527	$30,394	$5,135	$—	$—	$71,056
Cost of sales	(38,830)	(22,196)	(1,612)	(44)	—	(62,682)
Selling, general and administrative expenses	(2,777)	(7,885)	(3,720)	(14)	(3,398)	(17,794)
Other expense, net	(344)	(513)	(142)	—	(1,896)	(2,895)
Operating loss	(6,424)	(200)	(339)	(58)	(5,294)	(12,315)
Recovery of (provision for) income taxes	1,780	(38)	—	—	1,441	3,183
Loss from consolidated entities	(4,644)	(238)	(339)	(58)	(3,853)	(9,132)
Less: net loss attributable to non-controlling interests, net of tax	—	387	—	—	—	387
Net (loss) income	$(4,644)	$149	$(339)	$(58)	$(3,853)	$(8,745)
Adjusted EBITDA (1)	$(4,879)	$5,417	$10	$(58)	$(2,723)	$(2,233)
Basic (loss) income per share	$(0.05)	$0.00	$(0.00)	$(0.00)	$(0.04)	$(0.10)
Diluted (loss) income per share	$(0.05)	$0.00	$(0.00)	$(0.00)	$(0.04)	$(0.10)

	For The Nine Months Ended September 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$114,125	$81,987	$15,266	$—	$—	$211,378
Cost of sales	(114,779)	(52,873)	(5,285)	(21)	—	(172,958)
Selling, general and administrative expenses	(7,836)	(22,273)	(10,098)	(30)	(9,743)	(49,980)
Other income (expense), net	3,993	(1,838)	(8)	(77)	450	2,520
Operating (loss) income	(4,497)	5,003	(125)	(128)	(9,293)	(9,040)
Recovery of (provision for) income taxes	229	(922)	—	—	424	(269)
(Loss) income from consolidated entities	(4,268)	4,081	(125)	(128)	(8,869)	(9,309)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(149)	—	—	143	(6)
Net (loss) income	$(4,268)	$3,932	$(125)	$(128)	$(8,726)	$(9,315)
Adjusted EBITDA (1)	$1,110	$13,273	$424	$(128)	$(6,436)	$8,243
Basic (loss) income per share	$(0.04)	$0.04	$(0.00)	$(0.00)	$(0.08)	$(0.09)
Diluted (loss) income per share	$(0.04)	$0.04	$(0.00)	$(0.00)	$(0.08)	$(0.09)

	For The Nine Months Ended September 30, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate (2)	Total
Sales	$124,052	$81,956	$17,971	$136	$—	$224,115
Cost of sales	(140,612)	(52,740)	(5,899)	(263)	—	(199,514)
Selling, general and administrative expenses	(8,725)	(23,801)	(12,480)	(53)	(9,186)	(54,245)
Other expense, net	(776)	(1,490)	(154)	(6)	(1,953)	(4,379)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments	—	—	(29,799)	—	—	(29,799)
Operating (loss) income	(26,061)	3,925	(30,361)	(186)	(11,731)	(64,414)
Recovery of (provision for) income taxes	6,322	(1,668)	7,025	—	2,884	14,563
(Loss) income from consolidated entities	(19,739)	2,257	(23,336)	(186)	(8,847)	(49,851)
Less: net loss attributable to non-controlling interests, net of tax	—	701	—	—	—	701
Loss from equity method investments	—	—	(383)	—	(2,284)	(2,667)
Net (loss) income	$(19,739)	$2,958	$(23,719)	$(186)	$(11,131)	$(51,817)
Adjusted EBITDA (1)	$(21,362)	$10,558	$(43)	$(180)	$(9,615)	$(20,642)
Basic (loss) income per share	$(0.22)	$0.03	$(0.26)	$(0.00)	$(0.14)	$(0.59)
Diluted (loss) income per share	$(0.22)	$0.03	$(0.26)	$(0.00)	$(0.14)	$(0.59)
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
(2)
For the nine months ended September 30, 2022, we previously included an adjustment for $2,284 of obsolete inventory associated with the JV exit that is now being excluded in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, currently consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales

VF Fresh sales for the three months ended September 30, 2023 were $35,712, compared to $35,527 for the three months ended September 30, 2022. The increase in sales of $185, or 1%, was due to an increase in sales from the VF Fresh-owned greenhouses of $4,118, partially offset by a decrease in supply partner revenues of ($3,933). The Company’s own sales increased 28% due to a 26% increase in average selling price and an 8% increase in pounds produced. The decrease in supply partner sales is due to a decrease of (13%) in product volume.

The average selling price for all produce sold during the three months ended September 30, 2023, versus the three months ended September 30, 2022, changed as follows: tomatoes increased 11%, peppers decreased (10%), cucumbers increased 8% and mini cucumbers increased 54%. The price changes are due primarily to product mix and higher market pricing in 2023 versus 2022.

Cost of Sales

VF Fresh cost of sales for the three months ended September 30, 2023 decreased by $4,610, or 12%, to $34,220 compared to $38,830 for the three months ended September 30, 2022. The decrease in cost of goods sold is primarily due to an improvement of VF Fresh-owned greenhouses of $912, lower supply partner costs of $2,498, and lower freight expense of $1,204. The decrease in VF Fresh-owned greenhouses cost of goods is due to an 18% improvement in cost per pound, partially offset by an 11% increase in pounds sold. The decrease in supply partner cost of goods is due to a decrease of (13%) in product volume. The decrease in freight cost is due to increased available drivers and decreases in fuel prices.

Gross Margin

The gross margin for VF Fresh was $1,492 for the three months ended September 30, 2023 compared to ($3,303) for the three months ended September 30, 2022. The gross margin percentage was 4% for the three months ended September 30, 2023, compared to (9%) for the three months ended September 30, 2022. The improvement in gross margin was due to an 11% increase in the average selling price of tomatoes, a decrease in our own per pound cost and a decrease in freight costs when compared to the prior year period.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended September 30, 2023 decreased by $711, or 26%, to $2,066 (6% of sales), compared to $2,777 (8% of sales) for the three months ended September 30, 2022.

Net (Loss) Income

VF Fresh net loss for the three months ended September 30, 2023 improved by $3,693, or (80%), to ($951) compared to ($4,644) for the three months ended September 30, 2022. The decrease in net loss was primarily due to improvements in gross margin versus the prior year period as discussed above, as well as decreased selling, general and administrative expenses in the segment.

Adjusted EBITDA

VF Fresh Adjusted EBITDA increased to $774 for the three months ended September 30, 2023 compared to ($4,879) for the three months ended September 30, 2022. The improvement in Adjusted EBITDA was primarily due to improvements in gross margin for the reasons mentioned above. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Sales

VF Fresh sales for the nine months ended September 30, 2023 were $114,125 compared to $124,052 for the nine months ended September 30, 2022. The decrease in sales of ($9,927) or (8%) was due to a decrease in supply partner sales of ($14,245), of which ($10,948) was attributable to the first six months of 2023, partially offset by an increase in sales from the VF Fresh-owned greenhouses of $4,319, of which $836 was attributable to the first six months of 2023. The decrease in supply partner sales is due to a decrease of (18%) in product volume as a result of the loss of two larger growers in late 2022. Sales at VF Fresh-owned greenhouses increased 8% due to an 18% increase in the average selling price partially offset by a decrease of (7%) in pounds produced. The decrease in production pounds is due to a (65%) decrease in planted area at the Permian Basin facility as well as a decrease of (15%) at the Marfa 2 facility.

The average selling price for all produce sold during the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, changed as follows: tomatoes increased 11%, peppers decreased (7%), cucumbers increased 28% and mini cucumbers increased 60%. The price increases are due to both higher market pricing in 2023 versus 2022, as well as a higher percentage of VF Fresh sales going direct to retail accounts.

Cost of Sales

VF Fresh cost of sales for the nine months ended September 30, 2023, decreased by $25,833 or 18% to $114,779 compared to $140,612 for the nine months ended September 30, 2022. The decrease was primarily due to decreases in supply partner costs of $9,990, reduced costs from the Texas greenhouses of $9,318, and lower freight expense of $6,204. The decrease in cost of sales from the Texas greenhouses is primarily due to fewer pounds produced, cost reductions, and reduced losses from the ToBRFV infestation. The decrease in supply partner cost is related to the (18%) decrease in pounds received. The decrease in freight cost is due to increased available drivers, decreases in fuel prices, and fewer pounds shipped.

Gross Margin

VF Fresh gross margin for the nine months ended September 30, 2023 was ($654) compared to ($16,560) for the nine months ended September 30, 2022. The gross margin percentage was (1%) for the nine months ended September 30, 2023, compared to (13%) for the nine months ended September 30, 2022. The improvement in gross margin is due to higher pricing in 2023 versus the same period in 2022 and a decrease in cost per pound at our Texas facilities, in 2023 versus 2022, due to higher yields and lower freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the nine months ended September 30, 2023 decreased by $889, or 10%, to $7,836, (7% of sales) compared to $8,725 (7% of sales) for the nine months ended September 30, 2022.

Net (Loss) Income

VF Fresh net loss for the nine months ended September 30, 2023 was ($4,268) compared to ($19,739) for the nine months ended September 30, 2022. The improvement in net loss was primarily due to a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation of $5,585, a higher gross margin in 2023 and lower selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for VF Fresh was $1,110 for the nine months ended September 30, 2023 as compared to ($21,362) for the nine months ended September 30, 2022. The improvement in Adjusted EBITDA was due to the favorable vendor settlement of $5,585 as described above, an 11% increase in the average selling price of tomatoes, a decrease in cost per pound at VF Fresh-owned greenhouses and a decrease in freight costs when compared to the nine months ended September 30, 2022. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment currently consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales

Canadian Cannabis net sales for the three months ended September 30, 2023 were $28,810 compared to $30,394 for the three months ended September 30, 2022. The decrease between comparable quarters was driven by a (6%) decrease in branded sales, as well as an unfavorable impact of exchange rate fluctuations, partially offset by a 21% increase in non-branded sales. The 21% increase in non-branded sales was due to higher sales in the licensed producer ("LP") market. The decline in Canadian Cannabis branded sales was primarily due to lower sales of small and large format products. International sales decreased by (17%) for the three months ended September 30, 2023 versus the three months ended September 30, 2022. The decrease was primarily driven by lower sales to Australia.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the three months ended September 30, 2023, the Company incurred excise tax of $14,396 (C$19,314) versus $14,765 (C$19,148) for the three months ended September 30, 2022. The increase of (C$166) in excise taxes was due to an increase in kilograms sold in the provincial (branded) channel in the third quarter of 2023 versus the third quarter of 2022. The Canadian excise tax is our single largest cost of participating in the adult-use (branded) market in Canada.

For the three months ended September 30, 2023, 79% of sales were generated from branded flower, inclusive of pre-rolls, 5% of sales from cannabis derivative products and 16% from non-branded sales as compared to 81% of sales from branded flower, inclusive of pre-rolls, 4% from cannabis derivative products and 15% from non-branded sales for the three months ended September 30, 2022.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended September 30, 2023 and 2022:

	For The Three Months Ended
(in thousands of U.S. dollars)	September 30, 2023	September 30, 2022
Branded sales	$37,459	$39,808
International sales	701	847
Non-branded sales	4,469	3,707
Other	577	707
Less: excise taxes	(14,396)	(14,675)
Net Sales	$28,810	$30,394

	For The Three Months Ended
(in thousands of Canadian dollars)	September 30, 2023	September 30, 2022
Branded sales	$50,259	$51,943
International sales	940	1,105
Non-branded sales	6,048	4,943
Other	774	923
Less: excise taxes	(19,314)	(19,148)
Net Sales	$38,707	$39,766

Cost of Sales

Canadian Cannabis cost of sales for the three months ended September 30, 2023 were $18,866 compared to $22,196 for the three months ended September 30, 2022. The decrease of $3,330, or 15%, was primarily due to a lower bulk cost per gram and a favorable impact of exchange rate fluctuations, partially offset by increases in branded products' kilograms produced, packaged and sold. The third quarter of 2022 cost of sales included a purchase price adjustment (increase in cost of sales) of $1,683 from the revaluation of Pure Sunfarms' inventory to fair value at acquisition date of November 2, 2020.

Gross Margin

Canadian Cannabis gross margin for the three months ended September 30, 2023 increased $1,746, an improvement of 21%, to $9,944, or a 35% gross margin, compared to $8,198, or a 27% gross margin, for the three months ended September 30, 2022. The increase was due to an improvement in cost of sales, partially offset by a slight reduction in net sales as described above.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended September 30, 2023 decreased $287 to $7,598 or 26% of sales compared to $7,885 or 26% of sales for the three months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to reduced labor costs from the ongoing optimization of operations.

Net (Loss) Income

Canadian Cannabis net income for the three months ended September 30, 2023 was $2,863 compared to net income of $149 for the three months ended September 30, 2022. The increase in net income between periods was primarily due to an increase in gross margin, a slight decrease in selling, general and administrative expenses, and a tax benefit of approximately $1,034.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended September 30, 2023 was $4,585 compared to $5,417 for the three months ended September 30, 2022. The decrease in Adjusted EBITDA between periods was primarily due to the effect on gross margin of the purchase price adjustment relating to Pure Sunfarms, which included a $1,404 catch up of intangible amortization, for the three months ended September 30, 2022 and was not applicable for the three month period ended September 30, 2023. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Sales

Canadian Cannabis net sales for the nine months ended September 30, 2023 were $81,987 compared to $81,956 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 there was a 13% increase in branded sales partially offset by a (42%) decrease in non-branded sales and the unfavorable impact of exchange rate fluctuations. The 13% increase in branded sales was due to increased sales in British Columbia, Alberta, Manitoba and Quebec. Canadian Cannabis branded revenue growth was primarily in the large format-single and pre-roll products offset by a decrease in small format, milled and cannabis derivative products for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The (42%) decrease in non-branded sales was primarily due to an oversupplied LP market and continuing desperation pricing by some LPs, which has resulted in strategic decisions to reduce non-branded sales. International sales increased by $2,269 for the nine months ended September 30, 2023, or 152%, to $3,765 versus $1,496 for the nine months ended September 30, 2022. The increase was primarily driven by incremental sales to Australia, Germany and Israel.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the nine months ended September 30, 2023, the Company incurred excise tax of $41,724 (C$56,145) versus $34,833 (C$44,793) for the nine months ended September 30, 2022. The increase of $6,891 (C$11,352) was due to higher kilograms sold in the provincial (branded) channel. The Canadian excise tax is our single largest cost of participating in the adult-use market in Canada.

For the nine months ended September 30, 2023, 84% of sales were generated from branded flower, inclusive of pre-rolls, 4% of sales from cannabis derivative products and 12% from non-branded sales as compared to 72% of sales from branded flower, inclusive of pre-rolls, 5% from cannabis derivative products and 23% from non-branded sales for the nine months ended September 30, 2022.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the nine months ended September 30, 2023 and 2022:

	For The Nine Months Ended
(in thousands of U.S. dollars)	September 30, 2023	September 30, 2022
Branded sales	$108,731	$96,248
International sales	3,765	1,496
Non-branded sales	9,706	16,730
Other	1,510	2,315
Less: excise taxes	(41,724)	(34,833)
Net Sales	$81,988	$81,956

	For The Nine Months Ended
(in thousands of Canadian dollars)	September 30, 2023	September 30, 2022
Branded sales	$146,299	$123,745
International sales	5,071	1,932
Non-branded sales	13,109	21,523
Other	2,030	2,968
Less: excise taxes	(56,145)	(44,793)
Net Sales	$110,364	$105,375

Cost of Sales

Canadian Cannabis cost of sales for the nine months ended September 30, 2023 were $52,873 compared to $52,740 for the nine months ended September 30, 2022. Although the cost of sales were flat during the nine months ended September 30, 2023, the change in product mix to the higher margin branded products, away from the lower margin non-branded products, and the favorable impact of exchange rate fluctuations in the first nine months of 2023, was offset by a positive purchase price adjustment (decrease in cost of sales) relating to Pure Sunfarms of $2,132 for the nine months ended September 30, 2022.

Gross Margin

Canadian Cannabis gross margin for the nine months ended September 30, 2023 decreased ($102) to $29,114 compared to $29,216 for the nine months ended September 30, 2022. The gross margin percentage of 36% was the same for both periods.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the nine months ended September 30, 2023 decreased $1,528, or 6%, to $22,273 (27% of sales) compared to $23,801 (29% of sales) for the nine months ended September 30, 2022.The decrease in selling, general and administrative expenses was primarily due to reduced labor costs from the ongoing optimization of operations.

Net (Loss) Income

Canadian Cannabis net income for the nine months ended September 30, 2023 was $3,932 compared to net income of $2,958 for the nine months ended September 30, 2022. The increase in net income between periods was primarily due to lower selling, general and administrative expenses in the segment.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the nine months ended September 30, 2023 increased $2,715, or 26%, to $13,273 from $10,558 for the nine month period ended September 30, 2022. The improvement between periods was primarily due to lower selling, general and administrative expenditures in 2023 versus 2022 and the effect on gross margin of the purchase price adjustment relating to Pure Sunfarms for the nine months ended September 30, 2022. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment currently consists of Balanced Health. For the three and nine months ended September 30, 2023 and 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health. VFH was a joint venture which ceased operations in 2022, and its results are included in “Loss from Equity Method Investments” for the three and nine months ended September 30, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales

U.S. Cannabis net sales for the three months ended September 30, 2023 decreased ($147), or (3%), to $4,988 compared to $5,135 for the three months ended September 30, 2022. The decrease was primarily due to lower direct-to-consumer sales due to the proliferation of hemp derived cannabinoid sales. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 85% e-commerce sales, 8% retail sales, and 7% freight income.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended September 30, 2023 was $1,803 compared to $1,612 for the three months ended September 30, 2022. The (12%) increase was primarily due to a shift in product mix as consumers moved to gummy sales away from the higher margin tincture products.

Gross Margin

U.S Cannabis gross margin for the three months ended September 30, 2023 decreased ($338) to $3,185, or a 64% gross margin, compared to $3,523, or a 69% gross margin, for the three months ended September 30, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended September 30, 2023 decreased $625, or 17%, to $3,095 compared to $3,720 for the three months ended September 30, 2022. The improvement in selling, general and administrative expenses when compared to the same prior year period is due to more efficient marketing and brand spending, reductions in headcount, and contract renegotiation.

Net (Loss) Income

U.S. Cannabis net income for the three months ended September 30, 2023 was $79 compared to a net loss of ($339) for the three months ended September 30, 2022. The improvement in U.S. Cannabis net income was driven by the improvement in selling, general and administrative expenses, partially offset by a decrease in U.S. Cannabis net sales.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended September 30, 2023 was $221 compared to $10 for the three months ended September 30, 2022 due to improvements in selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Sales

U.S. Cannabis net sales for the nine months ended September 30, 2023 were $15,266 compared to $17,971 for the nine months ended September 30, 2022, a decrease of (15%). The decrease was primarily driven by lower direct-to-consumer sales, due to the proliferation of hemp derived cannabinoid sales. All sales were generated in the United States, with gross sales composed of 84% e-commerce sales, 9% retail sales, and 7% freight income.

Cost of Sales

U.S. Cannabis cost of sales for the nine months ended September 30, 2023 was $5,285 compared to $5,899 for the nine months ended September 30, 2022. The improvement in cost of sales of 10% is primarily due to lower volumes sold in 2023 versus 2022, as margins on most products remained consistent between years, and was partially offset by the shift in product mix described above for the three months ended September 30, 2023.

Gross Margin

U.S Cannabis gross margin for the nine months ended September 30, 2023 decreased ($2,091) to $9,981, or a 65% gross margin, compared to $12,072, or 67%, for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the nine months ended September 30, 2023 decreased by $2,382, or 19%, to $10,098 compared to $12,480 for the nine months ended September 30, 2022. The improvement in selling, general and administrative expenses when compared to the same prior year period is due to reductions in headcount, contract renegotiation and more efficient marketing and brand spending.

Net (Loss) Income

U.S. Cannabis net loss for the nine months ended September 30, 2023 was ($125) as compared to a net loss of ($23,719) for the nine months ended September 30, 2022. The improvement was driven by non-recurring non-cash impairments of goodwill and intangible assets of ($29,799) in the prior period and the improvement in selling, general and administrative expenses, which were partially offset by a decrease in U.S. Cannabis net sales as discussed above.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the nine months ended September 30, 2023 was $424 as compared to ($43) for the nine months ended September 30, 2022 due to improvements in selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2023, we had $40,483 in cash, cash equivalents and restricted cash and $84,277 of working capital, compared to $21,676 in cash, cash equivalents and restricted cash and $60,769 of working capital as of December 31, 2022. The increase was primarily due to cash proceeds from the January 2023 Equity Offering (as defined below). We believe that our existing cash, together with cash generated from our operating activities, the remaining availability under our Operating Loan (as defined below), our PSF revolving line of credit, and future availability under our ATM (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. In addition, we may obtain additional liquidity from potential equity or debt financing in the future. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of September 30, 2023
Operating Loan	C$	10,000	$4,000
FCC Term Loan		$23,280	$23,280
Pure Sunfarms Loans	C$	35,062	$25,815
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of September 30, 2023, the Company was in compliance with all of its covenants under its Credit Facilities. Prior to December 31, 2022, the Company received a waiver from FCC for the annual test for one of its financial covenants under our FCC Term Loan. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2023. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of September 30, 2023 and December 31, 2022 was $385 and $398, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada, a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of April 1, 2025 and a balance of $23,280 on September 30, 2023 and $24,755 on December 31, 2022. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on April 1, 2025. As of September 30, 2023, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.93% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2023 and December 31, 2022 was $122,823 and $113,159, respectively.

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

The Operating Loan had an outstanding balance of $4,000 and future availability of $6,000 on September 30, 2023 and December 31, 2022.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2023 and December 31, 2022 was $25,553 and $26,666, respectively.

Pure Sunfarms Loans

Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”), a non-revolving credit facility (the “PSF Non-Revolving Facility”), and a term loan (the “PSF Term Loan” and collectively, with the PSF Revolving Line of Credit and the PSF Non-Revolving Facility, the “PSF Loans”) with three Canadian chartered banks. On May 5, 2023, the PSF Loans were extended from a maturity date of February 7, 2024 to February 7, 2026 by the syndicate lenders under the same terms, conditions and covenants as the original PSF Loans maturing on February 7, 2024. Due to the extension, the classification of the PSF Loans on September 30, 2023 remains the same as December 31, 2022.

The PSF Revolving Line of Credit had an outstanding balance of $0 as of September 30, 2023 and $3,529 as of December 31, 2022. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the PSF Revolving Line of Credit of C$0 at September 30, 2023 and C$4,145 December 31, 2022.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. The other terms and conditions of the PSF Non-Revolving Facility remain substantially the same. As of September 30, 2023, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $8,534 on September 30, 2023 and $9,664 on December 31, 2022.

The outstanding amount on the PSF Term Loan was $13,449 on September 30, 2023 and $14,867 on December 31, 2022.

The outstanding amount on Pure Sunfarms' credit facility with the Business Development Bank of Canada was $3,832 on September 30, 2023 and $4,181 on December 31, 2022.

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

On August 9, 2022, Village Farms entered into a Controlled Equity Offering Sales Agreement ("Sales Agreement") pursuant to which the Company may offer and sell Common Shares having an aggregate offering price up to $50 million from time to time to or through A.G.P./Alliance Global Partners and Cantor Fitzgerald & Co. Under the Sales Agreement, the Company may offer and sell Common Shares through A.G.P./Alliance Global Partners and Cantor Fitzgerald & Co. by any method deemed to be an “at the market offering” ("ATM") as defined in Rule 415 of the U.S. Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market. During the nine months ended September 30, 2023 there were no shares sold under this ATM.

Summary of Cash Flows

	For the Nine Months Ended September 30,
(in Thousands)	2023	2022
Cash, beginning of period	$21,676	$58,667
Net cash flow provided by (used in) by:
Operating activities	6,805	(13,216)
Investing activities	(3,523)	(19,476)
Financing activities	15,560	(2,028)
Net cash increase (decrease) for the period	18,842	(34,720)
Effect of exchange rate changes on cash	(35)	(782)
Cash, end of the period	$40,483	$23,165

Operating Activities

For the nine months ended September 30, 2023 and 2022, cash flows provided by (used in) operating activities were $6,805 and ($13,216), respectively. The operating activities for the nine months ended September 30, 2023 consisted of ($1,451) in changes in non-cash working capital items and $8,256 in changes before non-cash working capital items, while operating activities for the nine months ended September 30, 2022 consisted of $11,621 in changes in non-cash working capital items and ($24,837) in changes before non-cash working capital items. The changes before non-cash working capital items for 2023 compared to 2022 was primarily due to a lower net loss from VF Fresh in 2023 compared to 2022, proceeds from a vendor settlement in 2023, and goodwill and intangibles impairments in 2022 that were non-recurring, partially offset by slightly lower net income from the Canadian Cannabis and U.S. Cannabis businesses.

Investing Activities

For the nine months ended September 30, 2023 and 2022, cash flows used in investing activities were ($3,523) and ($19,476), respectively. The investing activities for the nine months ended September 30, 2023 consisted of ($4,358) invested in capital expenditures to support the VF Fresh, Canadian, and U.S. Cannabis operations, partially offset by the repayment of the promissory note by Altum. The investing activities for the nine months ended September 30, 2022 consisted primarily of a ($4,693) investment to acquire Leli, ($1,180) resulting from the final purchase price adjustment on the acquisition of Rose, a promissory note to Altum of ($734), and ($12,869) invested in capital expenditures, primarily to support Canadian Cannabis operations.

Financing Activities

For the nine months ended September 30, 2023, cash flows provided by financing activities were $15,560 and cash flows used in financing activities were ($2,028) for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, cash flows provided by financing activities consisted of $23,335 in proceeds from the issuance of Common Shares net of issuance costs, $83 in proceeds from the exercise of stock options offset by debt repayment of ($7,858). For the nine months ended September 30, 2022, cash flows used in financing activities consisted of $4,000 of proceeds from the Operating Loan, $824 from the issuance of Common Shares, $192 from proceeds from the exercise of stocks offset by debt repayment of ($6,262).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA” and "Adjusted EBITDA - Constant Currency" are to earnings (including the equity losses of the joint venture, VFH) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. Adjusted EBITDA and Adjusted EBITDA - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA and Adjusted EBITDA - Constant Currency may not be comparable to similar measures presented by other issuers. Investors are cautioned that Adjusted EBITDA and Adjusted EBITDA - Constant Currency should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Adjusted EBITDA and Adjusted EBITDA - Constant Currency are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that Adjusted EBITDA and Adjusted EBITDA - Constant Currency are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2023	2022	2023	2022
Net loss	$(1,299)	$(8,745)	$(9,315)	$(51,817)
Add:
Amortization	3,195	3,007	9,384	8,479
Foreign currency exchange gain	929	1,934	196	2,182
Interest expense, net	708	922	2,724	2,201
(Recovery of) provision for income taxes	(1,664)	(3,183)	269	(14,563)
Share-based compensation	690	926	2,973	3,004
Interest expense for JV's	13	—	47	39
Amortization for JVs	603	1,197	1,762	1,288
Foreign currency exchange gain for JVs	3	1	5	2
Share-based compensation for JV's	39	—	113	—
Other expense, net for JV's	(14)	—	(29)	—
Deferred financing fees	34	44	102	171
Impairments(1)	—	—	—	29,799
JV exit-related costs(2)	—	—	—	592
Gain on disposal of assets	—	—	—	—
Other expense, net	11	(19)	12	113
Purchase price adjustment (3)	—	1,683	—	(2,132)
Adjusted EBITDA (4)	$3,248	$(2,233)	$8,243	$(20,642)
Adjusted EBITDA for JVs (5)	$—	$—	$—	$(327)
Adjusted EBITDA excluding JVs	$3,248	$(2,233)	$8,243	$(20,315)

(1)
Represents impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD.
(2)
Represents exit related costs incurred due to the winding down of the VFH joint venture. For the nine months ended September 30, 2022, we previously included an adjustment for $2,284 of obsolete inventory associated with the JV exit that is now being excluded in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.
(3)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date on November 2, 2020, Pure Sunfarms' intangible amortization and Rose's intangible amortization resulting from the September 30, 2022 finalization of the Rose purchase price accounting.
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
(5)
The Adjusted EBITDA for JVs consists of the VFH Adjusted EBITDA.

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended September 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(951)	$2,863	$79	$(58)	$(3,232)	$(1,299)
Add:
Amortization	1,283	1,795	53	—	64	3,195
Foreign currency exchange gain	66	28	—	1	834	929
Interest expense (income), net	597	326	—	—	(215)	708
Recovery of income taxes	(221)	(1,034)	—	—	(409)	(1,664)
Share-based compensation	—	160	78	—	452	690
Interest expense for JV's	—	13	—	—	—	13
Amortization for JVs	—	372	—	—	231	603
Foreign currency exchange loss for JVs	—	3	—	—	—	3
Share-based compensation for JV's	—	39	—	—	—	39
Other expenses for JV's	—	(14)	—	—	—	(14)
Deferred financing fees	—	34	—	—	—	34
Other expense	—	—	11	—	—	11
Adjusted EBITDA (4)	$774	$4,585	$221	$(57)	$(2,275)	$3,248

	For The Nine Months Ended September 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(4,268)	$3,932	$(125)	$(128)	$(8,726)	$(9,315)
Add:
Amortization	3,839	5,078	279	—	188	9,384
Foreign currency exchange loss (gain)	40	(8)	19	—	145	196
Interest expense (income), net	1,728	1,615	(24)	—	(595)	2,724
(Recovery of) provision for income taxes	(229)	922	—	—	(424)	269
Share-based compensation	—	424	263	—	2,286	2,973
Interest expense for JV's	—	47	—	—	—	47
Amortization for JVs	—	1,072	—	—	690	1,762
Foreign currency exchange loss for JVs	—	5	—	—	—	5
Share-based compensation for JV's	—	113	—	—	—	113
Other expense for JV's	—	(29)	—	—	—	(29)
Deferred financing fees	—	102	—	—	—	102
Other expense, net	—	—	12	—	—	12
Adjusted EBITDA (4)	$1,110	$13,273	$424	$(128)	$(6,436)	$8,243

	For The Three Months Ended September 30, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(4,644)	$149	$(339)	$(58)	$(3,853)	$(8,745)
Add:
Amortization	1,251	1,613	143	—	—	3,007
Foreign currency exchange loss	(236)	(37)	7	—	2,200	1,934
Interest expense (income), net	543	579	—	—	(200)	922
(Recovery of) provision for income taxes	(1,780)	38	—	—	(1,441)	(3,183)
Share-based compensation	—	312	66	—	548	926
Amortization for JVs	—	1,197	—	—	—	1,197
Foreign currency exchange gain for JVs	—	1	—	—	—	1
Deferred financing fees	—	44	—	—	—	44
Purchase price adjustment (3)	—	1,683	—	—	—	1,683
Other expense, net	(13)	(162)	133	—	23	(19)
Adjusted EBITDA (4)	$(4,879)	$5,417	$10	$(58)	$(2,723)	$(2,233)

	For The Nine Months Ended September 30, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(19,739)	$2,958	$(23,719)	$(186)	$(11,131)	$(51,817)
Add:
Amortization	3,752	4,302	425	—	—	8,479
Foreign currency exchange loss	—	77	21	2	2,082	2,182
Interest expense (income), net	971	1,356	—	4	(130)	2,201
(Recovery of) provision for income taxes	(6,322)	1,668	(7,025)	—	(2,884)	(14,563)
Share-based compensation	—	898	268	—	1,838	3,004
Interest expense for JV's	—	—	39	—	—	39
Amortization for JVs	—	1,288	—	—	—	1,288
Foreign currency exchange loss for JVs	—	2	—	—	—	2
Deferred financing fees	—	171	—	—	—	171
Impairments(1)	—	—	29,799	—	—	29,799
JV exit-related costs(2)	—	—	—	—	592	592
Purchase price adjustment (3)	—	(2,132)	—	—	—	(2,132)
Other expense, net	(24)	(30)	149	—	18	113
Adjusted EBITDA (4)	$(21,362)	$10,558	$(43)	$(180)	$(9,615)	$(20,642)

(1)
Represents impairments to goodwill of ($25,159) and intangible assets of ($4,630) that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD.
(2)
Represents exit related costs due to the winding down of the VFH joint venture. For the nine months ended September 30, 2022, we previously included an adjustment for $2,284 of obsolete inventory associated with the JV exit that is now being excluded in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.
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

Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three and nine months ended September 30, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine month comparative periods in 2022 rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For The Three Months Ended September 30,		As Reported Change		For The Three Months Ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$69,510	$71,056	$(1,546)	(2%)	$70,370	$(686)	(1%)
Cost of sales	(54,889)	(62,682)	7,793	12%	(55,517)	7,165	11%
Selling, general and administrative expenses	(15,822)	(17,794)	1,972	11%	(16,045)	1,749	10%
Other (expense) income, net	(1,716)	(2,895)	1,179	41%	(1,731)	1,164	40%
Operating (loss) income	(2,917)	(12,315)	9,398	76%	(2,923)	9,392	76%
Loss including non-controlling interests	(1,253)	(9,132)	7,879	86%	(1,259)	7,873	86%
Net loss	(1,299)	(8,745)	7,446	85%	(1,306)	7,439	85%
Adjusted EBITDA - Constant Currency(1)	3,248	(2,233)	5,481	245%	3,259	5,492	246%

	As Reported				As Adjusted for Constant Currency
	For The Nine Months Ended September 30,		As Reported Change		For The Nine Months Ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$211,378	$224,115	$(12,737)	(6%)	$215,416	$(8,699)	(4%)
Cost of sales	(172,958)	(199,514)	26,556	13%	(175,563)	23,951	12%
Selling, general and administrative expenses	(49,980)	(54,245)	4,265	8%	(51,078)	3,167	6%
Other (expense) income, net	2,520	(4,379)	6,899	158%	2,426	6,805	155%
Write-off of joint venture loan	—	(592)	592	100%	—	592	100%
Impairments	—	(29,799)	29,799	100%	—	29,799	100%
Operating (loss) income	(9,040)	(64,414)	55,374	86%	(8,799)	55,615	86%
Loss including non-controlling interests	(9,309)	(49,851)	40,542	81%	(9,114)	40,737	82%
Net loss	(9,315)	(51,817)	42,502	82%	(9,128)	42,689	82%
Adjusted EBITDA - Constant Currency(1)	8,243	(20,642)	28,885	140%	8,890	29,532	143%

(1)
Adjusted EBITDA - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA - Constant Currency presented for these segments may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company. For the nine months ended

September 30, 2022, we previously included an adjustment for $2,284 of obsolete inventory associated with the JV exit that is now being excluded in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

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

Cannabis U.S.

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

As of September 30, 2023, there were no goodwill impairment indicators for the Company’s Cannabis – U.S. segment. Accordingly, the Company did not perform a goodwill impairment assessment for the Company’s Cannabis – U.S. segment as of September 30, 2023. Given this, no goodwill impairment charge was required for the Cannabis – U.S. segment.

The carrying value of goodwill associated with our Cannabis – U.S. segment was $21,339 at September 30, 2023 and December 31, 2022.

Cannabis Canada

There were no goodwill impairment indicators for the Cannabis – Canada segment throughout 2022 and 2023. Accordingly, the Company did not perform a goodwill impairment assessment for the Company’s Cannabis – Canada segment.

The carrying value of goodwill associated with our Cannabis – Canada segment was $44,779 at September 30, 2023 and $44,886 at December 31, 2022.

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

Cannabis U.S.

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

As of September 30, 2023, there were no brand impairment indicators for the Company’s Cannabis – U.S. segment. Accordingly, the Company did not perform a brand impairment assessment for the Company’s Cannabis – U.S. segment as of September 30, 2023.

Cannabis Canada

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2023, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of September 30, 2023, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 6.9% and we had approximately $49,095 in aggregate principal amounts with Term Loans with a weighted average interest rate of 9.2%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 3.6% over the comparable period in 2022.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $64 and $192 for the three and nine months ended September 30, 2023, respectively $73 and $218 for the three and nine months ended September 30, 2022, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2023 and 2022, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7363 and C$1.00 = US$0.7277, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2023 and 2022 with the net foreign exchange gain or loss directly impacting net income (loss).

	September 30, 2023	September 30, 2022
Financial assets
Cash and cash equivalents	$1,659	$1,280
Trade receivables	2,958	3,589
Inventories	8,408	8,003
Prepaid and deposits	573	1,189
Financial liabilities
Trade payables and accrued liabilities	(5,842)	(6,411)
Loan payable	(3,549)	(4,492)
Deferred tax liability	(2,843)	(2,399)
Net foreign exchange gain	$1,364	$759

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Remediation Plan and Status

In the nine months ended September 30, 2023, the Company implemented remediation to improve the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by December 31, 2023.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during the nine months ended September 30, 2023 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, other than as described in the Quarterly Report on Form 10-Q and as set forth below, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Our Common Shares may be delisted from the Nasdaq Capital Market if we do not regain compliance with the minimum bid price requirements by April 15, 2024.

On April 20, 2023, the Company received notification from Nasdaq that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market as the bid price of the Common Shares on Nasdaq closed below $1.00 (the “Minimum Bid Requirement”) for 30 consecutive trading days from March 7 to April 19, 2023 (the “Notification”). As set forth in the Notification, the Company had until October 17, 2023 to regain compliance with the Minimum Bid Requirement, which has subsequently been extended by Nasdaq until April 15, 2024 (the “Compliance Period”). However, if the Company fails to remedy this deficiency during the Compliance Period, Nasdaq will provide notice that the Company’s Common Shares are subject to delisting.

We can provide no assurance that we will regain compliance with the Minimum Bid Requirement by the end of the Compliance Period. Additionally, even if we regain compliance with the Minimum Bid Requirement there can be no assurance that we will continue to maintain compliance with the other Nasdaq requirements for listing our Common Shares on Nasdaq. The delisting of our Common Shares from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility in the price and trading of our Common Shares and may adversely affect our ability to raise additional capital or to enter into strategic transactions. The delisting of our Common Shares from the Nasdaq Capital Market would also make it more difficult for our shareholders to sell our Common Shares in the public market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of September 1, 2023, by and between Stephen C. Ruffini and the Company

10.2	Employment Agreement, dated as of October 20, 2023, by and between Orville Bovenschen and the Company

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Date: November 8, 2023