Form 10-K
period 2023-12-31
Village Farms International, Inc.
filed 2024-03-13
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the other registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2023 was $57,432,429.

As of March 6, 2024, the registrant had 110,248,929 Common Shares outstanding.

PCAOB: 271 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Vancouver, British Columbia, Canada

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Information contained in the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, is incorporated by reference in Parts III and IV to the extent described therein.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. In particular, forward-looking statements in this Annual Report on Form 10-K include statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry and the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Leli Holland B.V. (“Leli”); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose and Leli and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States and the Netherlands; risks relating to the integration of Balanced Health, Rose and Leli into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential inability to remain listed on the Nasdaq Capital Market (“Nasdaq”) if we do not regain compliance with Nasdaq’s minimum bid price requirement by April 15, 2024; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; rising interest rates; and tax risks.

The Company has based these forward-looking statements on factors and assumptions about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. Although the forward-looking statements contained in this Annual Report on Form 10-K are based upon assumptions that management believes are reasonable based on information currently available to management, there can be no assurance that actual results will be consistent with these forward-looking statements. Forward-looking statements necessarily involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, which may cause the Company’s or the industry’s actual results, performance, achievements, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, the factors contained in the Company’s filings with securities regulators, including this Annual Report on Form 10-K.

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

Village Farms Fresh, our produce business, has pioneered Controlled Environment Agriculture (“CEA”) in North America and helped feed a hungry planet with sustainable greenhouse growing for over three decades. We produce and distribute fresh, premium-quality produce with consistency, 365 days a year, from more than eight million square feet of CEA greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico.

We have leveraged this expertise as a pioneer in the development of the global legal cannabis industry. Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) and Rose LifeScience Inc. (“Rose LifeScience" or "Rose”) comprise our Canadian cannabis businesses. Pure Sunfarms is one of the largest and most respected cannabis growers in the world and a best-selling flower brand in Canada. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec.

Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) is our U.S. Cannabis business. Balanced Health owns and operates one of the leading brands in the hemp-derived cannabidiol (“CBD”) and other cannabinoids markets, produces high quality health and wellness products and distributes primarily through its top-ranked e-commerce platform, CBDistilleryTM.

Village Farms Clean Energy (“VFCE”) has partnered with Terreva Renewables (formerly Mas Energy) for a 20-year contract, which commenced in the first quarter of 2024 (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Under the contract, Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty.

Leli Holland B.V. (“Leli”), which is owned 85% by the Company, is one of ten licensed legal producers of cannabis in the Netherlands under the 2017-2021 Coalition Agreement (further ratified by the 2021-2025 Coalition Agreement) called The Controlled Cannabis Supply Chain Experiment. Our licensed producer will start to supply legal, quality-controlled cannabis to designated Dutch coffee shops starting in January 2025.

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

- a company which enhances shareholder value

- a trusted steward of the environment

- a workplace where all employees can grow and prosper

- an employer for people who want to make a difference in the world

For over thirty years, we have pioneered CEA in North America feeding an increasing population through sustainable greenhouse growing. In 2017, we expanded from produce, leveraging our considerable knowledge, to the emerging legal cannabis and health and wellness market. We envisioned and created Pure Sunfarms to artfully blend our decades of CEA expertise with hands-on knowledge of legacy growing practices in cannabis. We invest in, and partner with, companies that share our values and respect for people and the environment. We believe a focus on innovation is a key driver of growth in our markets.

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

Our state-of-the-art, technology-based CEA facilities use less water, land and chemicals than outdoor farming and we aim to introduce new technologies to be greener in the future. The earth's finite water supply is one of its most precious resources and our hydroponic growing method sterilizes and recirculates the same water multiple times, so that 100% of the water reaches the plants. Our proficient growing methods deliver vastly more yield per acre compared to outdoor growing, without depleting the soil. We use beneficial insects to control pests and promote healthy plant growth, and administer organic pesticides, so our GMO-free crops grow in a nourishing environment free of harmful chemicals. In one of our Delta greenhouses, we collect, filter and utilize rainwater for our plants. Our Delta greenhouses also use renewable hydroelectricity as the main power source, provide innovative energy screens to help capture the sun’s warmth and prevent heat loss, and employ blackout curtains to reduce light pollution, all in an effort to minimize our impact to the local community and ecosystem.

Business Overview

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us”, or “our”) converted from an income trust to a publicly-traded company on December 31, 2009. Our subsidiaries operated vegetable producing greenhouses since 1989 and began production in Texas in 1996. On October 18, 2006, the merger between Village Farms and Hot House Growers resulted in one of the largest producers, marketers and distributors of greenhouse grown products in North America. VFF pioneered CEA in North America, and over the years transformed the organization, adapting to meet industry changes and customer preferences, in order to persevere and remain one of the largest and longest-operating vertically integrated greenhouse growers in North America.

We produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of owned CEA greenhouses in B.C. and Texas, plus additional millions of square feet from our partner greenhouses in B.C., Ontario, and Mexico. We primarily market and distribute produce under our Village Farms® brand name and proprietary produce trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Our Canadian cannabis operations consist of wholly-owned, British Columbia-based Pure Sunfarms and 70% ownership interest in Quebec-based Rose LifeScience. Pure Sunfarms is one of the single largest cannabis cultivation operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30-plus years of experience as a vertically integrated greenhouse grower for the legal cannabis industry in Canada with commercial distribution in 12 Canadian provinces and territories. Our primary objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada and in selected international markets. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec and is the Quebec operational unit of our Canadian cannabis segment.

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

We have completed the transition of our VFCE operation to a renewable natural gas facility in partnership with Atlanta-based Terreva Renewables. Operations began in January 2024. Leveraging state-of-the-art technologies, the Delta RNG facility purifies and converts landfill (methane) gas that would otherwise escape into the atmosphere to high-demand RNG. We believe this new operation will immediately contribute incremental cash flow and profitability to Village Farms.

Internationally, we evaluate, and target select, nascent, legal cannabis opportunities with significant long-term potential. This has resulted in a minority investment in Australia-based Altum International Pty Ltd (“Altum”), and an 85% ownership interest in Netherlands-based Leli.

Our Canadian Cannabis Segment

Village Farms’ Canadian cannabis segment consists of Pure Sunfarms and Rose LifeScience.

Pure Sunfarms

In June 2017, we formed a Canadian joint venture (the "Joint Venture"), Pure Sunfarms, with Emerald Health Therapeutics, Inc. (“Emerald”) to commence Canadian cannabis operations in anticipation of the adult use cannabis market becoming legal in October 2017. We contributed one of our Delta, B.C. greenhouses (“Delta 3”) to the joint venture in exchange for a 50% ownership interest in the joint venture. Emerald contributed C$20 million, which was paid in installments, in exchange for the other 50%

ownership interest in the joint venture. We also contributed our experienced grower management and Delta 3 workforce to the joint venture and Emerald contributed its existing cultivation license and cannabis expertise.

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

Business of Pure Sunfarms

During 2017, the Joint Venture applied for a cultivation license for the Delta 3 facility. In March 2018, the Joint Venture received its initial cultivation license for a portion of the Delta 3 facility and expanded its cultivation space via amendments to its cultivation license throughout 2018, culminating with the complete cultivation license for the entire 25-acre facility (1.1 million square feet) in March 2019. During 2018, the Joint Venture also hired a chief executive officer and adopted a name for the joint venture, Pure Sunfarms Corp. Pure Sunfarms commenced cultivation in the spring of 2018, after receiving its initial cultivation license.

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

In September 2021, the Canadian cannabis business completed its first export shipment of cannabis, supplying a variety of high-quality, high-THC dried flower products to Village Farms' investment in equity interest, Australia-based Altum International Pty Ltd., for the Australian medicinal cannabis market to be sold under the Kind Medical brand.

In the fourth quarter of 2021, Pure Sunfarms, with our subsidiary Rose LifeScience, began generating sales in Quebec. Together, Pure Sunfarms and Rose execute a Canadian cannabis strategy for Village Farms, providing a means to distribute Pure Sunfarms’ flower to Quebec’s consumers.

In the third quarter of 2022, Pure Sunfarms commenced sales to three additional provinces, New Brunswick, Newfoundland and Labrador, and two territories, Yukon and Northwest Territories. At the end of 2022, our Canadian cannabis business was selling products in 10 of the 13 Canadian provincial/territorial jurisdictions, while it continued to advance discussions with additional provincial distributors to further expand its Canadian presence.

In the third quarter of 2023, Pure Sunfarms launched its fourth cannabis brand, Super Toast. At the end of 2023, our Canadian cannabis business was selling products in 12 of the 13 Canadian provincial/territorial jurisdictions, with the remaining province of Nova Scotia expected to carry some of our brands commencing in the second quarter of 2024.

In the fourth quarter of 2023, we believe our Canadian cannabis business had the second largest market share (by dollars) in Canada across all product categories (7.0% share, a decrease of 100 bps over fourth quarter of 2022) and the largest market share in the dried flower product category (14.7% share, a decrease of 120 bps over the fourth quarter of 2022).

During 2022, Pure Sunfarms received European Union Good Manufacturing Practice ("EU GMP") certification for its 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia ("B.C.") which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. We began exporting to Israel at the end of 2022, began exporting to Germany and the UK in the fourth quarter of 2023, and continued to export to Australia throughout 2023. We expect international expansion should enhance our profitability while expanding our brand and experience into emerging new legal cannabis markets. We continue to evaluate and pursue profitable international expansion opportunities in such markets.

We believe that Pure Sunfarms is the leading low-cost, high-quality producer in the Canadian market and its low-cost structure, primarily driven by economies of scale and large-scale greenhouse experience, is sustainable and provides a competitive industry advantage. Pure Sunfarms’ cost structure, together with investment in branding and commercialization activities, is intended to support a continued incremental expansion of market share.

Due to Health Canada's limitations on marketing, and stringent branding and packaging rules, it is difficult for consumers to distinguish between different products, which places more emphasis on the management of price, potency, quality, and consistency. We believe the deep agricultural expertise of growers and excellence in brand management sets Pure Sunfarms products apart from competitors, by providing high quality cannabis to consumers at attractive prices.

Cannabis retail channels remain competitive across the country and are consolidating in select markets. Historical excess supply of product and a large number of federally-licensed cannabis producers ("License Holders" or "LPs") have contributed to price compression. During 2023, many LPs have chosen to either curtail or halt cannabis production to right size their supply to meet consumer demand, which we view as a positive for industry profitability.

Rose LifeScience

We acquired 70% ownership of privately-held Rose on November 15, 2021, with the 30% balance held by founders who have remained as senior operating management. Rose is the Quebec-based operational unit of our Canadian cannabis business, with its headquarters in Huntingdon, Quebec.

Rose cultivates and processes cannabis at its Huntingdon-based 55,000 square-foot CEA facility. The indoor, controlled growing facility was commissioned in 2020 and is licensed for use by Health Canada. Rose has been granted environmental rebates from the government of Quebec for its energy efficient design. The CEA is outfitted with special filtration on the facility exhausts to reduce greenhouse gas emissions, lessen odors and minimize the impact on the local community.

Rose sells its own cannabis products under six brands: nationally distributed Homage, Tam Tams, Promenade, DLYS, Pure Laine and Six Lunes, which are available exclusively in the Province of Quebec. Promenade is a collaboration with Pure Sunfarms. Rose grew market share each consecutive quarter during 2023 and held the number two position in Quebec in terms of market share during 2023, an improvement from number 10 in the first quarter of 2021.

Rose is also a leading third-party cannabis products commercialization expert in the Province of Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for other best-known brands in Canada as well as Quebec-based micro and craft growers. With decades of regulated-market experience, Rose partners with cannabis companies to assist in commercializing their products, distributing the products throughout Quebec and ensuring a strong presence in the marketplace. Rose champions Quebec producers by working directly with micro-producers to advance homegrown, craft products in the province and easing the burden of commercial complexities facing smaller, local businesses.

Rose LifeScience has added a highly experienced, successful, Quebec-based leadership team to the Company, which we believe is reinforced by the industry knowledge, financial backing and human capital of Village Farms and Pure Sunfarms to allow it to grow and expand its footprint throughout Quebec as well as other provinces.

During 2023, Rose LifeScience expanded its market penetration with new listings in the key markets of Ontario and Alberta, as well the Maritime provinces - and more than doubled its production output across all formats at its cultivation and processing facility in Huntingdon, Quebec.

We believe our Canadian cannabis business is well-positioned for future growth with best-selling brands, backed by a low-cost large-scale structure and continued pursuit of future opportunities to expand sales, products and footprint in Canada and internationally.

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

The Cannabis Act requires that the Minister of Health cause a review of the Act and its administration and operation three years after its coming into force. The Minister will table a report in both Houses of Parliament no later than 18 months after the start of the review. To fulfill these requirements, the Minister of Health and the Minister of Mental Health and Addictions announced an independent Expert Panel to lead the legislative review, and provide independent, expert advice to both Ministers on progress made towards achieving the Act's objectives and will help identify priority areas for improving the functioning of the legislation. From December 2022 to June 2023, the Expert Panel sought feedback from the public on their views about the impacts of the Cannabis Act, and sought the public’s perspective on the engagement paper regarding the legalization of cannabis in Canada. A report on the feedback received by the Expert Panel was published by Health Canada in October 2023. The Expert Panel is preparing a report for the Ministers, which is expected to be tabled in Parliament in March 2024 with the Expert Panel’s advice and recommendations.

In March 2023, Health Canada issued a separate notice of intent and engaged in consultations with stakeholders between March 2023 and May 2023 regarding potential amendments to the Cannabis Regulations for regulatory burden reduction. The targeted areas of review include (1) licensing, (2) personnel and physical security measures, (3) production requirements, (4) packaging and labelling requirements, and (5) record keeping and reporting requirements.

Pending results of the aforementioned consultations and review, it is possible that Health Canada may introduce legislative updates in the near future.

In February 2024, the Canadian House of Commons Standing Committee on Finance released a report outlining several recommendations regarding the country's regulated adult-use cannabis industry including a unanimous recommendation to make adjustment to the excise duty formula for cannabis so that it is limited to a 10% ad valorem rate, and the operation of the duty, including the requirement to apply an excise stamp on cannabis products.

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

The recreational cannabis retail regulatory regime in Ontario has the following requirements and features:

•
Private retailers are required to obtain both a retail operator license and a retail store authorization. Retail store authorizations are only to be issued to persons holding a retail operator license. Separate retail store authorizations are to be required for each cannabis retail store, but a licensed retail operator may hold more than one retail store authorization and operate multiple stores. In 2023, Ontario amended the regulations under the Cannabis License Act, 2018 to increase the number of licenses a licensed retail operator and its affiliates may hold from 75 to 150 licenses. Private retailers are not permitted to sell cannabis online but may only sell cannabis in person at an authorized retail store.
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
•
Federal License Holders (and their affiliates) are limited to operating one retail cannabis store in the province, which must be located at the site listed on such producer’s federal license. A corporation is not eligible to obtain a retail operator license if more than 25% of the corporation is owned or controlled by federal License Holder(s) or its affiliates or the corporation owns or controls more than 25% of a federal License Holder or its affiliates. A broad definition of affiliate is included in the regulations. An affiliate relationship exists if a corporation beneficially owns or controls voting shares, or securities that may be converted to voting shares, constituting more than 25% of voting rights. If a person, or group acting together, holds 50% voting control for the election of directors or market share of the corporation, they are considered affiliates. Additionally, an affiliate relationship may be established through involvement in a trust, partnership, or joint venture, among others. The definition of affiliate may have the effect of restricting the ability of federal License Holders from effectively entering into the consumer retail market in Ontario.
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

New Brunswick: New Brunswick had initially limited the distribution and sale of recreational cannabis to a network of tightly controlled, stand-alone “Cannabis NB” stores managed by the Cannabis Management Corporation, a subsidiary of New Brunswick Liquor Corporation and online through the Cannabis NB platform, but has since opened up its retail market to permit licensed private retailers in the province. Approved licensed New Brunswick cannabis producers are not permitted to sell products that they grow and produced locally at their facilities, and private companies may enter into agreements with Cannabis NB to operate cannabis stores under private brands.

Quebec: All recreational cannabis is managed and sold by Société Québécoise du cannabis (the “SQDC”) outlets and is available for sale online. The entire process is controlled by the SQDC.

Newfoundland and Labrador: Recreational cannabis is sold through private stores, with the crown-owned liquor corporation, the Newfoundland and Labrador Liquor Corp. (the “NLC”), issuing private retailer licenses and overseeing the distribution to private sellers who may sell to consumers. The NLC also controls the possession, sale, and delivery of cannabis, and sets prices. The NLC is also an online retailer, although licenses may later be issued to private interests.

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

Saskatchewan: The Government of Saskatchewan implemented a framework in which both wholesale and retail recreational cannabis are conducted by the private sector and regulated by the Saskatchewan Liquor and Gaming Authority (“SLGA”). A number of retail permits have been issued to private stores. Permitted wholesalers can sell to permitted retailers and other permitted wholesalers but not to the general public. Wholesale operations must be physically located within Saskatchewan and products can only be sold and distributed within Saskatchewan. Further, only federally licensed producers registered with SLGA will be allowed to sell into the Saskatchewan market.

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

Industrial Hemp

The new Industrial Hemp Regulations under the Cannabis Act replaced the previous IHR under the Controlled Drugs and Substances Act (“CDSA”) as of October 17, 2018. The regulatory scheme for industrial hemp production largely remains the same, however the IHR permits the sale of hemp plants to licensed cannabis producers, and licensing requirements under the new IHR are softened in accordance with the lower risk posed by industrial hemp. The IHR defines industrial hemp as a cannabis plant, or any part of that plant, in which the concentration of tetrahydrocannabinol (“THC”) is 0.3% or less in the flowering heads and leaves.

Our U.S. Cannabis Segment

Our U.S. Cannabis segment is Balanced Health Botanicals, LLC ("BHB").

Balanced Health

On August 16, 2021, we acquired 100% interest in privately held Colorado-based BHB. BHB is one of the leading CBD and other cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality cannabinoid-based health and wellness products, distributing its diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM and independent retail stores. We believe that BHB is uniquely positioned to ensure seamless sourcing, manufacture and sale of its affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers. We believe the strong management team of BHB has added a wealth of leadership and industry experience across healthcare, technology, consumer packaged goods and cannabis.

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

BHB’s CBD and other cannabinoid product portfolio primarily includes oils, ingestibles and topicals to meet any consumer’s needs and consumption preferences. The majority of sales are within the United States. BHB operates an industry-leading e-commerce platform with an extensive customer base and has a presence in over 4,000 retail locations across health and wellness, independent pharmacies, convenience stores and lifestyle shops. Distribution in larger-footprint food, drug and mass retail chains is currently limited due to the lack of definitive regulatory oversight for CBD products throughout the United States.

During 2023, BHB became the first CBD Brand to advertise on X (formally Twitter) in the U.S.

United States Cannabis Industry and Regulatory Overview

We do not maintain any direct or indirect investment in cannabis or cannabis-related products in our U.S. operations, excluding BHB's CBD and other cannabinoid business. We participate in federal and state permissible activities in the U.S. and do not engage or intend to engage in direct or indirect business with any business that derives revenue, directly or indirectly, from the sale of cannabis or cannabis-related products in any jurisdiction where the production and sale of cannabis is unlawful under current applicable laws.

We own four and operate three greenhouse facilities in west Texas consisting of nearly six million square feet of produce production area in which we grow and distribute produce (primarily tomatoes). We have proven experience converting our produce greenhouses to low-cost, highly efficient cannabis greenhouses, as evidenced by Pure Sunfarms’ Delta 3 and Delta 2 greenhouses located in British Columbia. We are strategically positioned, utilizing decades of agricultural experience coupled with Pure Sunfarms’ operational and product expertise, to convert all or a part of our existing greenhouses when legally permitted to do so.

At the time of this filing, we believe that 41 states plus Washington, D.C. legally permit cannabis (in some form) for medicinal use and 25 states plus Washington, D.C. legally permit cannabis for recreational use. Public support for the adult-use legalization of cannabis has increased significantly across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

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

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a compliance standard for marijuana related businesses. The Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. The Cole Memorandum was rescinded by Attorney General Jeff Sessions in January 2018 and instructed that "[i]n deciding which marijuana activities to prosecute with the [DOJ's] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions." Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecutions, the interests of victims, and other principles. Despite the Cole Memorandum's decision, the DOJ guidance on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana related business appeared to be relatively unchanged.

In February, 2021, Attorney General Merrick Garland testified to Congress that the DOJ would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. However, in October of 2022, the Biden Administration announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law and also its intention to review the regulation of marijuana under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis. In March 2023, Attorney General Merrick Garland stated during a senate hearing that “I think that it’s fair to expect what I said at my confirmation hearing with respect to marijuana and policy, that it will be very close to what was done in the Cole Memorandum”. In August 2023, the Food and Drug Administration (“FDA”) and Health and Human Services (“HHS”) recommended that the Drug Enforcement Administration (“DEA”) reschedule marijuana from schedule I under the federal Controlled Substances Act (“CSA”) to schedule III. By doing so, FDA determined that marijuana not only no longer meets schedule I criteria, but by leapfrogging to schedule III, concluded that it does not meet schedule II criteria either. Now it is up to the DEA to either follow the HHS recommendation, which is typical or to leave cannabis on Schedule I. We anticipate a DEA decision is due at any time. To date, there have been no new federal marijuana memorandums issued by the DOJ or any published change in federal enforcement policy and substantial uncertainty regarding United States federal enforcement remains.

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

The SAFE Banking Act passed the House of Representatives in September 2019 but has yet to pass the Senate. In September 2021, the House of Representatives included the SAFE Banking Act as an amendment to the National Defense Authorization Act for the fiscal year 2022, but the SAFE Banking Act was removed from the Defense Spending Bill by a Senate conference committee in December of 2021. The House of Representatives also passed the SAFE Banking Act most recently on February 4, 2022, as an amendment to the America COMPETES Act, but failed to pass in the Senate. The SAFE Banking Act is designed to prohibit federal banking regulators from punishing financial institutions from providing services to legitimate cannabis companies, their owners, and employees. In particular, a federal banking regulator cannot terminate or limit deposit insurance, prohibit or penalize a financial institution from providing services to legitimate cannabis-related business or take any adverse or corrective action on a loan made to a legitimate cannabis-related business.

In September, 2023, the Secure And Fair Enforcement Regulation Banking Act, or the SAFER Banking Act, was introduced to the U.S. Senate. The SAFER Banking Act is designed to provide protections for federally regulated financial institutions that serve state-sanctioned marijuana businesses. Under this bill:

•
a federal banking regulator is prohibited from penalizing a depository institution for providing banking services to a state-sanctioned marijuana business.
•
a federal banking regulator is prohibited from requesting or requiring a depository institution to terminate a deposit account unless
o
(1) there is a valid reason, such as the regulator has cause to believe that the depository institution is engaging in an unsafe or unsound practice; and
o
(2) reputational risk is not the dispositive factor.
•
proceeds from a transaction conducted by a state-sanctioned marijuana business are no longer considered proceeds from unlawful activity.
•
and, a financial institution, insurer, or federal agency may not be held liable or subject to asset forfeiture under federal law for providing a loan, mortgage, or other financial service to a state-sanctioned marijuana business.

Since we do not conduct any cannabis-related business in the United States aside from our BHB cannabinoid products, the SAFE Banking Act and SAFER Banking Act would not alter the current financial services landscape for Village Farms. However, the ability to access public capital for all legitimate cannabis-related companies could provide the industry with additional financing avenues not available today as well as reducing the overall cost of capital.

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

On January 17, 2023, Texas announced it will open TCUP for more applications with the expectation that it will issue new medicinal licenses in 2023. The Company has applied for one of the TCUP licenses. As of the date of this filing, the TCUP applications have not yet been reviewed by the State of Texas and there has not been any indication if or when the applications will be reviewed or if our TCUP license will be approved.

Our Fresh Produce Segment

We commenced produce operations in 1989 and maintain produce operations under both our U.S. subsidiary, Village Farms L.P., and our Canadian subsidiary, Village Farms Canada Limited Partnership. We own four greenhouse facilities in west Texas totaling 130 acres, with three currently cultivating produce, and one produce greenhouse in Delta, B.C. totaling 60 acres. All of our facilities grew tomatoes in 2023. We also represent third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 41% of our 2023 total produce revenues.

Approximately 84% of our total 2023 produce sales were tomatoes, 8% were peppers, 6% were cucumbers and 2% were mini-cukes, as compared to total 2022 produce sales which was comprised of 82% tomatoes, 11% peppers, 5% cucumbers and 2% mini-cukes. We sell produce predominantly to retailers in the United States and Canada.

In 2023, 2022 and 2021, approximately 89%, 82% and 84% of our produce sales were in the United States, respectively, with the top two customers comprising 22% of produce sales in 2023, 21% of produce sales in 2022 and 22% in 2021. Retail direct sales were approximately 68%, 70% and 69% of total produce sales for 2023, 2022 and 2021, respectively, with the balance to wholesale customers who service small retailers or other markets such as food service.

There is seasonality in produce revenues. Production is lower in the winter months, compared to the summer months, due to lower light levels in the winter months and our Delta, B.C. greenhouse, due to its northern latitude, does not produce tomatoes in the winter months. Historically, we have higher sales in our second and third quarters and lower sales, due to lower volumes, in the first and fourth quarters.

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

In addition, many U.S. growers of labor-intensive crops rely on immigrant workers from countries such as Mexico. The demand for farm labor in the U.S. continues to grow while the labor supply remains constant or slightly decreasing, leading to rising wages and benefits. U.S. employers may utilize H-2A workers to assist in fulfilling their labor needs. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature for up to ten months over a twelve-month period. The H-2A worker adds additional costs to the greenhouse grower as the H-2A program set a Texas state-level minimum prevailing wage of $14.87 in 2023 and $15.55 effective January 1, 2024. Additionally, growers must pay for worker expenses, such as transportation costs and housing.

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

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing. Mexican growers are continuing to invest in greenhouses and other technology to improve production and yields. As the greenhouse industry is a labor-intensive business, the labor costs are a significant portion of production costs. Mexico has a considerable wage advantage versus the U.S. due primarily to the lower cost of living in Mexico. The U.S. Federal minimum wage has remained constant since 2009 at US$7.25 per hour; the Texas prevailing hourly wage for H-2A workers was $14.87 in 2023. Mexico’s minimum wage for 2023 was $207.44 Mexican pesos a day or approximately US$10.95 per day and increased to $248.93 Mexican pesos a day (plus $25 Mexican pesos a day for Social Security) or approximately US$16.40 per day on January 1, 2024.

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

Intellectual Property

We have registered many trademarks and service marks in the United States, Canada and Mexico. The following is a list of the key trademarks and service marks Village Farms has registered for our produce: Village Farms Logo®, BC Grown Logo®, A Revolution in Flavor®, Baby Beefs®, Blissfully Bright®, Cabernet Estate Reserve®, Cheeky Sweets®, Cherry No.9®, Cherry No.9 Fall in Love Again®, Cosmic BeefsteakTM , Delectable TOV®, Exquisite Heirloom®, Fall in Love Again®, From Our House To Your Home®, Garden Fresh Flavor®, Good for the Earth®, Good For, AllTM, Good Day SunshineTM, Heavenly Villagio Marzano®, Home Choice®, Hydroperfect®, Hydroperfect Campari®, It Takes a Village®, Juicy Beefsteak®, Lip Smackin’ Grapes®, Lorabella Blossom®, Maverick Mix®, Mini Sensations®, No.9®, Savory Roma®, Scrumptious Mini®, Sensational Sara®, Sinfully Sweet®, Sinfully Sweet Campari®, Sweet Bells®, Ture Rebel Mix®, Village Farms® , Village Fields®, Villagio Chef’s Pack® , Villagio Magic Mix® , Villagio Marzano® and Where Freshness is Always in Season®.

We also have the following trademarks registered for Pure Sunfarms in Canada: Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Pure Sun CBDTM, Everyday PremiumTM, Farm to FlowerTM, Hit The GasTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, SundaisesTM, SoarTM, Soar CannabisTM , The BakeryTM, Purple Sun GodTM, The Original Fraser Valley Weed Co.TM, Super ToastTM and NowadaysTM.

We have the following trademarks registered and service marks in the United States, Canada, Europe and/or Costa Rica for Balanced Health: Balanced Health Botanicals®, BOTA®, BOTA Hemp®, CBDefine®, CBDistilleryTM, CBDistileryRX®, CBDOL®, CBDMovementTM, Gimmick-free CBD®, Natural Beauty-ElevatedTM, Terpsolate®.

We also have the following trademarks registered for Rose LifeScience in Canada: RoseTM, Rose LifeScienceTM, Rose LifeScienceVieTM, DLYSTM, ElektTM, PromenadeTM, Pure LaineTM, Six LunesTM, HomageTM, Tam TamsTM.

Employees

We have approximately 1,400 employees and contract workers throughout all of our segments: Village Farms Fresh, Pure Sunfarms, Rose LifeScience, Balanced Health Botanicals and VF Clean Energy. The majority of our employees and contract workers are employed in our produce and cannabis greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy a good working relationship with our employees.

Human Capital

We respect diversity and accordingly are an equal opportunity employer that does not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, sex or gender (including pregnancy, childbirth and related medical conditions), gender identity or gender expression (including transgender status), sexual orientation, marital status, military service and veteran status, physical or mental disability, protected medical condition as defined by applicable state or local law, genetic information, or any other characteristic protected by applicable federal, state, or local laws and ordinances. Our management team is dedicated to ensuring the fulfillment of this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities, access to facilities and programs, and general treatment during employment. We are proud to bring together individuals from a wide breadth of industries, backgrounds, and experiences, and promote a culture of belonging. Additionally, we respect the religious beliefs and practices of all employees and will endeavor to make a reasonable accommodation if those religious beliefs or practices conflict with an employee’s job unless the accommodation would impose an undue hardship on the operation of our business.

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

In Texas, we opted out of the state-run workers’ compensation insurance program. We are self-insured and utilize private insurance to provide benefits to employees in the event of a work-related injury or occupational disease in lieu of workers’ compensation insurance. All employees outside of Texas are covered under our Workers’ Compensation policy, which also covers accidental injuries or illness which occur during working hours or conditions caused by work activities. Both our private insurance and workers’ compensation are paid by us. The private insurer provides for the payment of medical expenses and weekly compensation payments during the period of an employee's work-related injury or illness, and we reimburse the private insurer in whole. In addition, we maintain stop gap coverage with their private insurance carrier to prevent the liability of a significant claim. We have a long-standing philosophy of taking pride in our practices to ensure the safety, health, and well-being of our employees. To ensure a safe and healthy workplace environment, we have established a program that serves to outline our commitment to this philosophy and we provide guidance to all employees on the standards for compliance.

In Canada, Village Farms, Pure Sunfarms and Rose Life Sciences offer competitive extended health care and dental benefits which include an additional health spending account, a sponsored group retirement savings plan and wellness days.

Social Responsibility

We have stood by our core "Good for the Earth" principles since our inception over 30 years ago. Since our inception, we are guided by a Sustainable Agriculture Policy, which integrates three main goals, environmental health, economic profitability, and social and economic equality. Greenhouse growing is the most environmentally sustainable method of farming due to its ability to preserve natural resources, such as reduced water usage while growing more on less land. In Controlled Environment Agriculture, soil erosion, air pollution, and greenhouse gas emissions are largely neutralized. In addition, our investments in the latest technological advancements, and our ability to produce higher yields per square meter, mean there are more GMO-free products grown with little impact to the environment.

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

BHB is focused on product quality and conducts internal and third-party quality testing across the supply chain and at all stages of the cannabinoid creation process to confirm the purity and concentration of its products. All hemp utilized by BHB is required to be non-GMO, pesticide free and is tested for compliance. BHB is one of thirteen companies awarded U.S. Hemp Authority

Certification for its commitment to quality and safety of its products and has also achieved Generally Recognized as Safe designation, an evaluation that its products are recognized as safe for consumption for full-spectrum, broad-spectrum and isolate CBD.

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

VFF’s principal operating subsidiaries as of December 31, 2023 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc., Pure Sunfarms, BHB, and Rose. VFF also owns an 85% ownership in Leli, and a minority interest in Altum.

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

We are also a reporting issuer under the securities laws of each of the provinces and territories of Canada and accordingly our public filings with Canadian securities regulators are available under our issuer profile at www.sedarplus.ca.

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
•
We are dependent on the success of our Canadian Cannabis business, which has a limited operating history in the cannabis industry.
•
Our success depends on our ability to attract and retain customers.
•
We are subject to restrictive covenants under our Credit Facilities (as defined in Liquidity and Capital Resources below).
•
We will need additional financing to maintain and further develop our business.
•
We have identified a material weakness in our internal controls over financial reporting relating to errors in the calculation of the fair value of goodwill and intangible assets. If we fail to remediate the errors in a timely manner, or at all, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

•
A rise in interest rates would increase our debt service costs and negatively impact our cash flows, as well as add additional burden on our ability to meet our bank covenants.
•
There can be no assurance that our previous, current, or potential future acquisitions, joint ventures, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
•
Our international expansion may heighten our operational risks.
•
We may be negatively affected by the use of third-party transportation services for our products.

Industry Risk Factors

•
We face risks inherent in an agricultural business.
•
The legal cannabis and hemp-derived CBD industries are relatively new, and we cannot predict whether they will continue to grow as anticipated.
•
Our Canadian Cannabis business has been negatively affected by, and may continue to be impacted by, cannabis supply and demand fluctuations.
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
•
We face risks associated with cross-border trade in our produce division.
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
•
Uncertainty in the laws, regulations and guidelines governing cannabis, hemp or cannabis/hemp derived products has adversely impacted our business and may continue to do so in the future.
•
Our U.S. Cannabis business is subject to FDA and USDA regulation.
•
We may be subject to product liability claims.
•
Our greenhouse produce business is subject to extensive regulations.
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

Under the terms of our Credit Facilities (as defined in Item 7, “Liquidity and Capital Resources” below), we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expanding into new business lines. On December 31, 2023, we were not in compliance with one financial covenant under our Term Loan and accordingly we obtained a waiver from FCC for the annual test on December 31, 2023 for the one financial covenant. FCC measures our financial covenants once a year on the last calendar day of the year. We were also not in compliance with one of the financial covenants of our FCC Term Loan on December 31, 2022 (the annual testing date) but likewise had obtained a waiver from FCC for our annual 2022 financial covenants. There can be no assurance that we will be in compliance with the future financial covenants and that we will be able to obtain a future waiver from our creditors for any non-compliance in connection with the next testing date.

Generally, non-compliance with our covenants may increase the risk of default on our debt (including by a cross-default to other credit agreements). If we are unable to comply with our debt covenants in the future, we may seek a waiver and/or an amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. In addition, a default on all or some portion of the Credit Facilities may result in foreclosure on our collateral, which includes promissory notes, a first mortgage on the owned controlled environment agriculture (high tech greenhouse) properties, and general security agreements over our assets. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We will need additional financing to further develop our business.

The continued operations and development of our business will require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. For example, on January 26, 2023, we completed a registered direct offering for the purchase and sale of an aggregate 18,350,000 Common Shares at a public offering price of US$1.35 per Common

Share for gross proceeds of approximately US$25 million coupled with 18,350,000 warrants with an exercise price of US$1.65 (the “2023 Equity Offering”). Additionally, in 2022, we implemented an at-the-market (“ATM”) program through which we have sold 3,175,000 shares for proceeds of US$6.9 million as of March 8, 2023. We will require additional equity financing which may have a dilutive effect and may not be achievable due to market conditions or other reasons. The failure to raise such capital could result in a delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

We are dependent on the availability of financing under our Credit Facilities. Under the terms of our Credit Facilities, we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expanding into new business lines. For more information, see “We are subject to restrictive covenants under our Credit Facilities” below.

We have also provided full recourse guarantees and have granted security interests in respect of the FCC Term Loan with Farm Credit Canada (“FCC”), which matures in April 2027. We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our produce operating loan (“Operating Loan”), which matures in May 2024. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. An inability to draw down upon our Operating Loan, or to amend or replace the Operating Loan on favorable terms (or at all), could have an adverse effect on our businesses and our financial condition.

Pure Sunfarms has term loans and a revolver loan with a bank syndicate which matures in February 2026 (the “Pure Sunfarms Term Loans”). The bank syndicate loans have quarterly financial covenants; an inability to adhere to these financial covenants could accelerate one or more of the bank syndicate loans which could have a material adverse effect on our cannabis business and our financial condition.

There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

We have identified a material weakness in our internal controls over financial reporting relating to errors in the calculation of the fair value of goodwill and intangible assets. If we fail to remediate the errors in a timely manner, or at all, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404 of the Sarbanes-Oxley Act (“SOX 404”) requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. In connection with our management’s assessment of internal controls over financial reporting as of December 31, 2023, we identified a material weakness in our internal control over financial reporting related to errors in the calculation of the fair value of goodwill and intangible assets. See Item 9A of this Annual Report on Form 10-K. We had also identified this material weakness as of December 31, 2022 and it was not remediated during 2023. Although this material weakness has not resulted in any changes in management’s determination of the fair value of the Company’s goodwill and intangible assets, we can provide no assurance that, if we make any miscalculations or errors in the future, our internal controls over financial reporting will be able to catch and or rectify such errors. In addition, although we intend to remediate the material weakness in 2024, we can provide no assurance that remediation will be completed during the year. Accordingly, we may be at risk of making a material misstatement in our financial reporting which would harm our business and could negatively impact the price of our Common Shares.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to remediate the above-mentioned material weakness and maintain an effective system of internal controls in the future, we cannot assure you that we will not experience additional material weaknesses in our internal controls. Even if we are able to remediate the outstanding material weakness, because of the inherent limitations of internal controls, our internal controls over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations, or cause us to fail to meet our future reporting obligations.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with SOX 404 is costly and challenging, and we may not be able to complete evaluation, testing, and any required remediation in a timely fashion. If we fail to remediate the material weakness in a timely manner, or at all, and are unable to achieve adequate internal control over financial reporting in the future, we may not be able to produce reliable financial reports or help prevent fraud, which could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our Common Shares.

We expect that the cost of our debt could increase as a result of higher interest rates.

We expect that higher interest rates may continue and could increase our cost of debt compared to prior years. This would negatively impact our operational cash flows and increase our debt service costs, which will result in needing a higher EBITDA to cover our existing bank covenants. We have no visibility into the timing or extent of interest rate decreases in the future and accordingly, we may continue to experience increased cost of debt in future periods.

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

We may not be able to successfully manage our growth. Our growth strategy will place significant demands on our financial, operational and management resources. In order to continue our growth, we will need to add administrative, management and other personnel, and make additional investments in operations and systems. We may not be able to locate and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required. In addition, we face additional risks as we grow internationally. See “—Our international expansion may increase our operational risks.” below.

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

There can be no assurance that our previous, current or potential future acquisitions, joint ventures, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We have made, and may in the future make, acquisitions, joint ventures and investments with third parties that we believe will complement or augment our existing business. Our ability to identify and complete these acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions, joint ventures and third-party investments could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, joint ventures, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that these transactions will achieve the expected benefits to our business. For example, we have recently commenced the Delta RNG Project through our partnership with Terreva Resources, and we recently commenced construction of one of our operations of the Dutch cannabis facilities owned by Leli. We can provide no assurance that we will achieve the anticipated benefits from these ventures. The inability of our acquired business, joint ventures and third-party investments to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber security has become an increasingly problematic issue for issuers and businesses around the world, including us. Cyber security attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. We are also at risk of theft of propriety data for the purposes of extracting payment for its return (ransomware attack). We maintain cyber security insurance and have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. We can provide no assurance that a cybersecurity incident could have a material adverse impact on financial performance and results of operations.

Our international expansion may increase our operational risks.

Any expansion by us into jurisdictions outside of Canada and the United States is subject to additional risks, including political, economic, legal, and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis, cannabis-derived products, hemp, or CBD, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis, hemp and CBD businesses more generally. Leli and its cultivation license are subject to the continued support by the government of the Netherlands for the previously passed legislation - 2017-2021 Coalition Agreement (further ratified by the 2021-2025 Coalition Agreement) - called The Controlled Cannabis Supply Chain Experiment. Recently, a proposal to put the experiment on hold until a new cabinet is seated did not pass. If the experiment was ended prematurely, the Company would suffer a material loss on its investment.

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

Due to the perishable and premium nature of our produce products, we depend on fast and efficient transportation to distribute our products. Any prolonged disruption of this transportation network could have an adverse effect on our financial condition and results of operations. In addition, the use of third-party transportation services can cause logistical problems with and delays in customers obtaining their orders and cannot be directly controlled by us. Any delay by third party transportation services may adversely affect our financial performance. In addition, rising costs associated with third-party transportation services used by our produce business to ship our products may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

Canadian adult-use distribution rules take various forms on a province-by-province basis and often require our cannabis business to employ third parties to deliver to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on our Canadian cannabis sales volumes or end- users’ satisfaction with the products of Pure Sunfarms or Rose LifeScience. Rising costs associated with third-party transportation services used by Pure Sunfarms or Rose LifeScience to ship our products, including internationally, may also adversely impact our profitability, and more generally our business, financial condition, results of operations and prospects.

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

Our tomato plants are vulnerable to the tomato brown rugose fruit virus (“ToBRFV”). All of our tomato facilities have been negatively impacted by ToBRFV over the past several years, except for Delta 2, which only recently resumed tomato production. ToBRFV is an identified virus affecting tomatoes, peppers and possibly other plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and may not be able to be eradicated even with a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV leads reduced crop quantity, ending a crop cycle early or can result in the loss of an entire crop in one of our greenhouse facilities. In addition, delivery of tomato crops across the U.S.-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry. Crops lost to ToBRFV may have a material adverse effect on our business and financial condition. Produce seed companies are in the process of developing tomato varieties that are resistant to ToBRFV; however, we can provide no assurance as to the effectiveness of such varieties. ToBRFV-resistant varieties will also need to be commercially viable with respect to yields and taste. In addition, we have implemented procedures to mitigate the spread of ToBRFV within our greenhouses. However, it will be several years before the negative impact of ToBRFV on the tomato industry is resolved and even with mitigation the virus may have a material adverse effect on our results of operations.

In addition, our operations may be adversely impacted by a significant water shortage, such as a severe drought. A significant water shortage in the regions in which our facilities are located could adversely affect our crop yield.

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

Accordingly, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Furthermore, we can provide no assurance that high-THC cannabis will ever become federally legal in the United States, and regulatory treatment of CBD in the United States remains uncertain (see “—Legal and Regulatory Risk Factors” below). Any event or circumstance that adversely affects the cannabis and hemp-derived CBD industries could have a material adverse effect on our business, financial condition, and results of operations.

Our Canadian Cannabis business has been negatively affected by and may continue to be impacted by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have most recently and may continue to produce more cannabis than the current adult-use demand. In order to meet the initial adult-use demand, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. Recently, due to oversupply within the industry, some federal Licensed Producers are reducing capacity by shuttering cultivation facilities and others are filing under the Companies’ Creditors Arrangement Act of Canada. Adult use demand for cannabis products is dependent on a number of social, political, and economic factors that are beyond our control including the pace of new retail cannabis stores. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

Over the past couple of years, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act are producing more cannabis than is needed to satisfy the collective demand of the Canadian adult-use markets. As a result, the available supply of cannabis exceeds demand, resulting in a significant decline in the market price for cannabis. These circumstances have negatively affected the Canadian Cannabis business and for fiscal 2022, the Company recorded an inventory write-down of $11,038 which was the result of carrying lower potency bulk flower inventory that was harvested prior to 2022 at a historical cost that was above the net realizable value at December 31, 2022. Historically, the Company sold its bulk flower inventory in both the retail

(higher pricing) and wholesale channels (lower pricing) at an average price in excess of its historical cost. In the fourth quarter of 2022, the Company’s older lower potency bulk flower was no longer held for sale in the retail channels, but was sold in the oversupplied and much lower priced wholesale channel at an average price below the Company’s historical cost, and the Company continued to use this inventory for its own cannabis derivative products. As the average weighted selling price for the older lower potency bulk flower in the fourth quarter of 2022 was below the Company’s historical cost, the Company was required to write down the value of its older lower potency bulk flower inventory, which resulted in the inventory write-down of $11,038. While the over production of cannabis has been curtailed more recently by Pure Sunfarms and Rose, due to the shelf life of cannabis there is no assurance that Pure Sunfarms or Rose LifeScience would be able to generate sufficient revenue from the sale of adult-use cannabis to be profitable and accordingly, it remains possible that the Company may record additional inventory write-downs in the future, which may materially and adversely affect our results of operations. Ultimately, Canadian adult-use market demand and supply may not be sufficient to support our current or future products or business.

In addition, our Canadian Cannabis business competes against illicit cannabis producers who are not subject to the same tax regime, regulations and costs. Supply, often at lower prices, from non-licensed producers also impacts market pricing and overall supply-demand dynamics.

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

Given the nature of the products and the limited legal channels for distribution of our Canadian and U.S. Cannabis business products, as well as the concentration of inventory in our facilities, despite meeting or exceeding regulatory security requirements (including those of Health Canada), there remains a risk of inventory shrinkage due to theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the products of Pure Sunfarms or Rose LifeScience, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our Canadian Cannabis business exports certain products to international markets (currently Germany, the U.K., Australia and Israel) and may export products to other international markets in the future. International markets are subject to substantially similar regulatory and international demand and supply risks that our Canadian cannabis business is subject to in Canada.

Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Our top ten produce customers accounted for approximately 57% and 56% of total produce revenue for the years ended December 31, 2023 and 2022, respectively. As a result of continuing consolidation of the retail grocery industry, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

Our Canadian cannabis business is focused on recreational (adult-use) sales which are primarily sold through the various Provincial boards who are effectively the sole wholesaler in their respective Provinces. As such, we had a concentration of adult-use branded sales to our three biggest provincial boards for the years ended December 31, 2023 and 2022 of 93% and 93%, respectively. If we are unable to sell to these provincial boards in the future for any reason, we expect that our revenues would decline and our results of operations would be negatively affected, and the impact on our overall results could be material.

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

Additionally, although we do not have any federally prohibited cannabis-related operations in the U.S., certain members of our management team and board of directors are located in the U.S., and we may be subject to risks with respect to changes in cannabis regulation and enforcement in the U.S. Any changes in the U.S. regulatory regime, or the scope and extent of the enforcement thereof, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The FinCEN Memorandum states that in some circumstances, it may not be appropriate to prosecute banks that provide services to cannabis-related business for violations of federal money laundering laws. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum. While the United States House of Representatives has passed the Secure and Fair Enforcement (“SAFE”) Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act or the SAFER Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Uncertainty in the laws, regulations and guidelines governing cannabis, U.S. hemp or CBD derived products has adversely impacted our business, and may continue to do so in the future.

Our current operations are subject to various laws, regulations and guidelines administered by governmental authorities in the U.S. and Canada relating to the marketing, acquisition, manufacture, packaging, labeling, management, transportation, storage, sale and disposal of cannabis, CBD and U.S. hemp as well as laws and regulations relating to health and safety, conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis, CBD and U.S. hemp in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. For example, CBD remains subject to further study by the FDA in order to receive FDA approval to include CBD based products in food and beverages. Until the FDA receives either more scientifically-based health and wellness studies, or further Congressional direction, the FDA will not allow CBD to be put into food or beverages. For more information, see “—Our U.S. Cannabis business is subject to FDA and USDA regulation.” below. As such, there has been a negative impact on the sales of all CBD products across the country since the initial interest in CBD products in 2019 and 2020. This has resulted in U.S. retailers moving away from carrying CBD based products in light of potential FDA scrutiny and has had a negative impact on the sales of all CBD products across the United States, and has negatively affect the Company’s business. The FDA continues to not only publish guidance indicating their unwillingness to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods, but also issue warning letters to some CBD companies that are making health and wellness claims, which has increased regulatory uncertainty regarding CBD and has pushed U.S. retailers further away from CBD products. As a result of the foregoing factors, the Company and other cannabis and CBD companies have suffered a decline in the price of their common shares and their overall market capitalizations. We can provide no assurance that the FDA will provide any greater certainty regarding the use of CBD in food and beverages in the near term, or at all, and accordingly, our business may continue to be affected, and the impact on our financial results may be material.

In addition, no assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed, interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sales and use of cannabis-based and CBD products, more stringent implementation of enforcement thereof or other unanticipated events, including changes in political conditions, regimes or political instability, currency controls, changes in taxation laws, restrictions on foreign exchange and repatriation between U.S. and Canada, governmental regulations relating to foreign investment and changes in the attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on or business, financial condition and results of operations.

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

Our greenhouse produce business is subject to extensive regulations.

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

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaping products, including vaporizer devices and/or products used within such devices (such as vaping liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used, and the related vaping liquids used with these devices - such as THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaping products. Some states, provinces, territories and municipalities in Canada and the United States have already taken steps to prohibit the sale or distribution of vaping products, restrict the sale and distribution of such products or impose restrictions on flavours or use of such vaporizers. This trend may continue, accelerate and expand.

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

The provincial governments in Quebec, Alberta and Newfoundland and Labrador have imposed certain provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavours of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavours in inhaled cannabis extracts as it claims that the availability of flavours is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavour, other than the flavour of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021. If new regulations are enacted they would come into force 180 days from the day of registration, a date which has yet to be determined. Health Canada’s regulatory plan for 2023-2025 continues to reference these proposed regulatory amendments. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in the face of unexpected changes in market conditions.

These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaping products including vaporizers, electronic cigarettes, vaping liquid and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on vaping products could have a material adverse effect on our business, results of operations and financial condition.

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

Certain of our marketing practices may rely upon e-mail, social media, and other means of digital communication to communicate with consumers on our behalf. We may face risk if our use of e-mail, social media or other means of digital communication is found to violate applicable laws. We intend to post our privacy policy and practices concerning the use and disclosure of user data on our website. Any failure by us to comply with our posted privacy policy, anti-spam legislation or other privacy-related laws and regulations could result in proceedings which could potentially harm our business. In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal, provincial, or state levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance burden and our potential reputational harm or liability for security breaches may increase.

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

In the case of the facilities in west Texas, a significant portion of our labor is documented workers residing in Mexico who cross the U.S. border on a daily basis into Texas. In 2020, as a response to the COVID-19 pandemic, the U.S. government closed the U.S.-Mexico border but determined that agricultural workers were essential, and we have not had any disruption to our Mexican labor force. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature. We use H-2A workers to assist in fulfilling some of our labor needs in Texas. The H-2A workers have a mandated state-level minimum wage and we pay for some additional worker costs, such as transportation to/from our facilities, housing and visa expenses. Any disruption in the H-2A foreign worker program could have a detrimental impact on our ability to cultivate fresh produce. There can be no assurance that we would be able to continue our Texas operations without our Mexican workforce, if any decision is made to close the U.S./Mexico border permanently or temporarily.

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

We rely on third-party distributors.

We may rely on third-party distributors for the distribution of our products. We rely on third-party distributors to transport and distribute produce from Texas, Mexico and Canada to our distribution centers and directly to customers. In addition, our Canadian Cannabis business relies on Canadian provincial regulatory boards and private retailers and may in the future rely on other third parties, to distribute cannabis products. If these distributors do not successfully carry out their contractual duties, if there is a labor strike or work stoppage, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and otherwise harm our business.

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

Further, each director and officer of a company that holds a license for cultivation, processing or sale under the Cannabis Regulations is subject to the requirement to obtain and maintain a security clearance under the Cannabis Regulations. Certain additional key personnel are also required to obtain and maintain a security clearance. Under the Cannabis Regulations, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of the existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of Pure Sunfarms’ operations.

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

We are also subject to U.S. federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. The failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income, or other taxes on e-commerce. New or modified taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also significantly increase our costs of capturing data and collecting and remitting taxes. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to continue as a going concern; (ii) general market conditions; (iii) our ability to raise additional capital and/or secure additional financing on acceptable terms, or at all; (iv) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (v) regulatory and legislative developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable; (vi) our ability to operate in the U.S. and Canada under the circumstances of current economic conditions, including as a result of the unfavorable interest rate environment, global supply chain issues, and inflation; (vii) potentially unfavorable report published by securities analysts; (viii) public concern as to the safety of the products that we and our competitors develop; and (ix) fluctuations of shareholder interest in our Common Shares.

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

The issuance of Common Shares by us will result in dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. For example, in January 2023 we completed the 2023 Equity Offering in which we issued an aggregate of 18,350,000 Common Shares as well as Common Warrants to purchase an additional 18,350,000 Common Shares, each exercisable at $1.65 per Common Warrant and became exercisable commencing July 2023. Also, in August 2022, we filed a prospectus supplement providing for an ATM. During 2022 we issued 3,175,000 Common Shares generating equity proceeds of US$6.9 million, and we may continue to issue additional Common Shares under the ATM in the future, up to a maximum of $50 million of Common Shares. No shares were issued pursuant to our existing ATM in calendar year 2023.

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

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 9, 2024 there were 6,151,854 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $4.14 per share; 4,161,317 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

For the year ended December 2023, the US Bureau of Labor and Statistics reported that inflation increased 3.4 percent as against prices from December 2022. Rising inflation affects our cultivation costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our operating results. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may help to offset a portion of the adverse impact.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY DISCLOSURES

Risk Management and Strategy

Management of cybersecurity risks is an integral part of our overall risk management framework and is essential for safeguarding our business and data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we may accept identified risks; re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

Our cybersecurity risk management program works to balance critical infrastructure, network, application, cloud and information security objectives with overall business objectives and risk tolerance. Specific controls that are used include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, and vulnerability and patch management.

We use both external and internal threat intelligence sources to inform our defensive measures, including information from industry vendors and government agencies. We monitor evolving risks and threat events to implement security controls where applicable.

We believe in continuous improvement as part of the effort to optimize security, and we work to foster that culture through various initiatives:

•
Cybersecurity Awareness Trainings: We educate employees on best practices for online safety and for identifying potential cybersecurity threats, including by initiating training programs for our entire workforce.
•
Security Monitoring: We monitor our information technology environment with both our internal cybersecurity resources and third-party service providers.
•
Proactive Reporting and Investigation: As part of our training initiatives, we educate employees on how to report any suspicious cyber activity or potential cybersecurity issues, and we investigate reported concerns.

We engage a variety of third-party service providers to process and store data, including certain customer information, some of which may include personally identifiable information. We also depend on third-party service providers to host many of the systems and infrastructure used to provide our products and services. A limited number of third-party services support essential functions of our business, including the use of cloud-based technology.

Governance

Our Board of Directors has overall oversight responsibility for our enterprise risk management program and delegates cybersecurity risk management oversight to the Audit Committee of the Board of Directors. The Audit Committee oversees major enterprise risks, and the steps management has taken to monitor and control such exposure, including risks to our information technology infrastructure and security. The Audit Committee is responsible for ensuring independent examination of management’s programs to identify, assess, respond to and monitor risks, which include those performed by third party consultants. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.

Our cybersecurity programs are managed by a team of professionals who monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. Our cybersecurity team includes personnel that have obtained credentials from the International System Security Certification Consortium and the SANS Institute, such as Certified Information Systems Security Professional (CISSP), as well as experienced information systems security professionals and information security managers.

We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize, or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2023 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “We face risks related to cyber security attacks and other incidents.”

ITEM 2. PROPERTIES

Our headquarters are located at 4700-80th Street Delta, British Columbia, Canada V4K 3N3.

The following table outlines the Company’s greenhouse facilities.

		Growing Area
Greenhouse Facility	Square Feet	Square Meters	Acres	Products Grown
Marfa, TX (2 greenhouses)	2,527,312	234,795	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Fort Davis, TX (1 greenhouse)	1,684,874	156,530	40	Specialty tomatoes
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	For sale
Delta, BC (Delta 1) (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Delta, BC (Delta 2) (1/2 greenhouse) Leased to Pure Sunfarms	537,765	49,960	13	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Total produce operations	8,611,105	799,998	203
Delta, BC (Delta 2) (1/2 greenhouse) Leased to Pure Sunfarms	537,765	49,960	13	Cannabis
Delta, BC (Delta 3) (1 greenhouse) Owned by Pure Sunfarms	1,100,000	100,000	25	Cannabis
Huntingdon, Quebec (1 indoor controlled growing facility) owned by Rose LifeScience	55,000	2,300	1	Cannabis
Total cannabis operations	1,692,765	152,260	39

We believe that our existing facilities are adequate for our needs. Should we require additional facilities in the future, we believe that such facilities can be acquired or leased on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries may become defendants in certain employment claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than ordinary routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations. Additionally, there were no matters requiring disclosure pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $300,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Stock Market LLC under the symbol “VFF”.

Holders of Record

As of March 6, 2024, there were approximately 10 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, which represents two shareholders of record and CDS & Co., a nominee for The Canadian Depository for Securities Ltd. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either Depository Trust Company or The Canadian Depository for Securities Ltd., which represents one shareholder of record.

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

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended December 31, 2023.

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

Generally, the Common Shares, Common Warrants and Common Warrant Shares of a particular U.S. Resident Holder will not be “taxable Canadian property” of such U.S. Resident Holder at any time at which the Common Shares and Common Warrant Shares are listed on a “designated stock exchange,” within the meaning of the Tax Act (which includes the Nasdaq) unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii) partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Common Shares and Common Warrant Shares, as applicable, was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. Notwithstanding the foregoing, the Common Shares, Common Warrants and Common Warrant Shares may otherwise be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act.

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

In the event that a Common Share, Common Warrant and Common Warrant Share is “taxable Canadian property,” within the meaning of the Tax Act, to a U.S. Resident Holder, such U.S. Resident Holder should consult their own tax advisor as to the Canadian federal income tax consequences of the disposition, including potential compliance requirements and withholding under section 116 of the Tax Act.

ITEM 6. [RESERVED]

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada LP ("VFCLP"), Village Farms LP ("VFLP"), Pure Sunfarms Corp (“Pure Sunfarms” or "PSF"), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. ("Rose LifeScience” or “Rose”), and VF Clean Energy, Inc. (“VFCE”).

The Company’s vision is to be recognized as an international leader in consumer products developed from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce across profitable, high growth plant-based opportunities.

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the largest consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the second best-selling Canadian licensed producer (“LP”) of dried flower products, the second best-selling Canadian producer overall (fourth quarter 2023) and one of the few Canadian LPs with consistently strong operating results.

Additionally, through organic growth, acquisitions and/or exports, we have a strategy to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for Pure Sunfarms’ 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, Pure Sunfarms commenced exports to Israel and in 2023, Pure Sunfarms began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries. As a result of the typically higher margins in international medical markets, we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets. We also own one of ten licenses to cultivate cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program through our 85% ownership of Leli Holland.

Balanced Health, our industry-leading cannabinoid business, extends our portfolio into cannabidiol (“CBD”) consumer products.

We also operate a large, well-established, produce business (primarily tomatoes) under the Village Farms Fresh (“VF Fresh”) brand which sells to food and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, in Mexico and Canada. Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. Cannabis market subject to compliance with applicable U.S. federal and state laws and applicable stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment includes Pure Sunfarms and 70% owned Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for the high growth cannabis opportunity in Canada with commercial distribution in ten Canadian provinces and territories. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

Rose is one of the top-selling licensed producers of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is to garner and sustain the leading retail market share in Canada stemming from our leading position as the low-cost, high-quality cannabis producer in Canada and expand our Canadian success into the growing foreign cannabis medicinal markets across the globe.

U.S. Cannabis Segment

Our U.S. Cannabis segment includes Balanced Health.

Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-based health and wellness products, distributing its diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM.

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

Energy Segment

Our Energy segment is comprised of wholly owned VF Clean Energy Inc.

VFCE, which has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in January 2024, converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Terreva Renewables will sell the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty. The facility will also provide food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta.

Impact of Inflation and World Conflicts

Our business has been affected, and we expect will continue to be affected for the foreseeable future, by rising inflation and supply chain issues arising from COVID-19, and indirectly, world conflicts (e.g., Russia/Ukraine) which may negatively affect our operating results. Inflation has affected and continues to affect, amongst other items, supply chain and labor costs as well as purchasing decisions of consumers which may impact demand for our products.

Recent Developments and Updates

Canadian Cannabis Recent Developments and Updates

Canadian Cannabis recent developments and updates include the following:

•
Canadian Cannabis maintained its top three market share position nationally across all product categories in Canada for the 2023 year and reclaimed the number two market share position across all product categories for the fourth quarter of 2023 (the second consecutive quarter at the number two position).
•
Canadian Cannabis maintained its top two market share position nationally in the dried flower category for the 2023 year and reclaimed the number one market share position in dried flower category in Canada nationally for the fourth quarter of 2023.
•
Pure Sunfarms brand launched a new high-THC 1g vape offering, featuring formulations to maximize flavour, potency and consumer experience. The new vape offering was the culmination of over a year of extensive research, testing and consumer feedback to ensure everything about the all-new lineup was completely reimagined to bring consumers the best possible vape experience, including partnership with industry leading manufacturers to redesign its formulations and deliver a consistently reliable vape experience.
•
The Canadian Cannabis business’ premium Soar brand launched its first 1g Infused Blunts, which feature fresh, hang dried cannabis flower infused with a premium oil for consumers looking for an elevated cannabis experience.
•
Subsequent to quarter end, the Canadian Cannabis business commenced exports to the United Kingdom (UK), launching some of Village Farms’ most popular strains under two brands, Pure Sunfarms and The Original Fraser Valley Weed Co. (“Fraser Valley”), which are being distributed by 4C LABS, a leading UK medical cannabis company focused on providing patients with world class medical cannabis products.
•
For the second consecutive year, Village Farms was named the Best Canadian Cannabis Company at the Benzinga Cannabis Awards.
•
In February 2024, the Canadian House of Commons Standing Committee on Finance released a report outlining several recommendations regarding the country's regulated adult-use cannabis industry including a unanimous recommendation to make adjustment to the excise duty formula for cannabis so that it is limited to a 10% ad valorem rate, and the operation of the duty, including the requirement to apply an excise stamp on cannabis products.

U.S. Cannabis Recent Developments and Updates

U.S. Cannabis recent developments and updates include the following:

•
U.S. Cannabis launched a new visual brand for CBDistillery, including a revamped web site, focused on the wellness attributes of its products.
•
U.S. Cannabis continued to advance the internalization of gummy production, ensuring consistency of supply while supporting higher gross margins.
•
U.S. Cannabis ended the year with its all-time highest product rating.
•
U.S. Cannabis expanded the proportion of subscription-based sales to 69% in 2023 from 56% in 2022.
•
John Harloe, J.D., Ph.D., General Counsel at BHB, was appointed to the governing board of Colorado’s Institute of Cannabis Research (ICR).

International Cannabis

•
Subsequent to quarter end, the Company commenced the build-out of its first indoor cannabis production facility in Drachten, Netherlands. Through its majority-owned (85%) subsidiary, Leli Holland, Village Farms holds one of 10 licenses permitting it to legally produce and distribute recreational cannabis in the Netherlands under the Dutch Cannabis Supply Chain Experiment. Production is targeted to start during the fourth quarter of 2024.

VF Fresh (Produce)

•
The Company commenced the re-purposing of half of its Delta 2 facility back to producing tomatoes for the 2024 calendar year, with the additional production expected to contribute incremental cash flow and profitability to this division.

•
The Company has an ongoing the sale process for its Monahans (Permian Basin, Texas) greenhouse facility. It is also evaluating other uses for the site and facility, some of which are outside its historical produce business.

Delta RNG Project Update

•
The Delta, British Columbia Renewable Natural Gas Project is in the process of being operationalized.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for each of the three years ended December 31, 2023, 2022 and 2021 presented below reflect the operations of our consolidated wholly-owned subsidiaries. The income (loss) from our equity method investment in Village Farms Hemp ("VF Hemp") is reflected in our net income (loss) for the years ended December 31, 2022 and 2021 presented below. Balanced Health was acquired on August 16, 2021 and its results are presented in the operations of our consolidated wholly-owned subsidiaries from August 16, 2021 to December 31, 2023. The Company acquired 70% of Rose LifeScience on November 15, 2021 and its results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax for the period November 15, 2021 through December 31, 2023. The Company acquired 85% of Leli on July 19, 2022. For the period July 19, 2022 through December 31, 2023 its results are presented in the operations of our consolidated wholly-owned subsidiaries and the minority interest is presented in Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax.

Foreign Currency Exchange Rates

All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2023, December 31, 2022, and December 31, 2021 for each of the fiscal years ending on such dates. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of December 31,
	2023	2022	2021
Spot rate	0.7543	0.7380	0.7874
For the year ended	0.7410	0.7689	0.7977

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2023 (1)	2022 (1)	2021 (1)
Sales	$285,603	$293,572	$268,020
Cost of sales	(236,177)	(266,075)	(222,841)
Gross margin	49,426	27,497	45,179
Selling, general and administrative expenses	(65,501)	(72,265)	(53,917)
Interest expense	(4,509)	(3,244)	(2,835)
Interest income	1,018	207	126
Foreign exchange gain (loss)	602	(2,255)	(476)
Other income (expense)	5,616	(115)	(420)
Write-off of joint venture loan	—	(592)	—
Impairments	(14,020)	(43,299)	—
Loss before taxes and loss from equity method investments	(27,368)	(94,066)	(12,343)
(Provision for) recovery of income taxes	(4,451)	(4,681)	3,526
Loss including non-controlling interests and before equity losses	(31,819)	(98,747)	(8,817)
Less: net loss attributable to non-controlling interests, net of tax	21	269	46
Loss from equity method investments	—	(2,668)	(308)
Net loss attributable to Village Farms International, Inc. shareholders	$(31,798)	$(101,146)	$(9,079)
Adjusted EBITDA (2)	$7,585	$(34,633)	$14,012
Basic loss per share	$(0.29)	$(1.13)	$(0.11)
Diluted loss per share	$(0.29)	$(1.13)	$(0.11)

(1)
For the years ended December 31, 2023 and 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period November 15, 2021 to December 31, 2021, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the winding down of the Village Fields Hemp ("VFH") joint venture (the "JV exit") that are being excluded from Adjusted EBITDA for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

We caution that our results of operations for the years ended December 31, 2023, 2022 and 2021 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2023, 2022 and 2021 is included below. The consolidated results include all four of our operating segments, Produce, Cannabis-Canada, Cannabis-U.S., and Energy, along with all public company expenses.

Under “Canadian Cannabis Segment Results”, we also present a discussion of the operating results of Pure Sunfarms for the years ended December 31, 2023, 2022 and 2021. As a result of the Pure Sunfarms Acquisition, Pure Sunfarms recognized an adjustment in the fair value of its inventory on-hand on the acquisition date, resulting in a $3,972 reduction to cost of sales for the year ended December 31, 2022 and a $980 charge to cost of sales for the year ended December 31, 2021. This is a non-cash accounting charge to cost of sales of Pure Sunfarms. The “Cannabis Segment Results - Canada” also include the operating results of Rose LifeScience, which are consolidated in our financial results and the minority interest is presented in loss attributable to non-controlling interests, net of tax, for the years ended December 31, 2023 and 2022 and for the period November 15, 2021 to December 31, 2021.

Under “U.S. Cannabis Segment Results”, we present a discussion of the operating results of Balanced Health for the years ended December 31, 2023 and 2022 and the period of August 16, 2021 to December 31, 2021, which were consolidated in the Company’s financial results for the year ended December 31, 2021. We also present VF Hemp which was an equity method joint venture which ceased operations in 2022 and its results are included in losses from equity method investments for the years ended December 31, 2022 and 2021.

CONSOLIDATED RESULTS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

Sales for the year ended December 31, 2023 decreased ($7,969), or approximately (3%), to $285,603 compared to $293,572 for the year ended December 31, 2022. The decrease in sales was primarily attributable to a decrease in VF Fresh sales of ($9,009) and a decrease in U.S. Cannabis sales of ($2,972), partially offset by an increase in Canadian Cannabis sales of $4,148. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the year ended December 31, 2023 decreased $29,898, or 11%, to $236,177 from $266,075 for the year ended December 31, 2022, due primarily to a decrease in VF Fresh cost of sales of $26,570, Canadian Cannabis cost of sales of $2,404, and U.S. Cannabis cost of sales of $641. For additional information, refer to "Segmented Results of Operations" below.

Gross Margin

Gross margin for the year ended December 31, 2023 increased $21,929, or 80%, to $49,426 from $27,497 for the year ended December 31, 2022. The increase in gross margin was primarily attributable to an increase in gross margin at VF Fresh of $17,561 and Canadian Cannabis of $6,552, partially offset by a decrease in US Cannabis of ($2,331). For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 decreased $6,764 to $65,501, or 23% of sales, from $72,265, or 25% of sales, for the year ended December 31, 2022. The decrease in sales, general and administrative expenses was due to lower operating expenses of $5,888 attributable to improvements in all divisions and lower share-based compensation of approximately $876. For additional information, refer to "Segmented Results of Operations" below.

	For the Year Ended December 31,
	2023	2022
Selling, general and administrative expenses	$62,390	$68,278
Share-based compensation	3,111	3,987
Total selling, general and administrative expenses	$65,501	$72,265

Interest Expense

Interest expense for the year ended December 31, 2023 increased $1,265 to $4,509 from $3,244 for the year ended December 31, 2022. The increase was due to an increase in the Company's interest rates on its various debt instruments.

Interest Income

Interest income for the years ended December 31, 2023 and 2022 was $1,018 and $207, respectively.

Other Income (Expense)

Other income for the year ended December 31, 2023 was $5,616 as compared to other expense of ($115) for the year ended December 31, 2022. The increase in other income (expense) was primarily attributable to a favorable vendor settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation of $5,585 in the year ended December 31, 2023.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the year ended December 31, 2023 was ($27,368) compared to ($94,066) for the year ended December 31, 2022, an improvement of $66,698, or 71%. The improvement was primarily due to improved operating performance, with an increase in gross margin of $21,929, a lower impairment of goodwill and intangible assets of $14,020 in 2023 versus $43,299 for 2022, and a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation for the year ended December 31, 2023 of $5,585. In addition, there were lower selling, general and administrative expenses in all segments.

(Provision for) Recovery of Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022 was ($4,451) and ($4,681), respectively. For the twelve months ended December 31, 2023, our effective tax rate, including both current and deferred income taxes was 16.3%, and included a change in valuation allowance against our U.S. deferred tax assets of $4,823, and a $4,288 valuation allowance against our Canadian deferred tax assets on a net basis, recorded as of December 31, 2023.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2023, the add back for net loss attributable to non-controlling interests, net of tax was $21 compared to a net loss of $269 for the year ended December 31, 2022.

Loss from Equity Method Investments

Our share of losses from our equity method investments for the year ended December 31, 2023 was $0 compared to $2,668 for the year ended December 31, 2022. The decrease from the prior year was primarily due to a non-recurring write-down of inventory at VF Hemp in 2022 that was not present in the 2023 period.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the year ended December 31, 2023 was ($31,798) as compared to ($101,146) for the year ended December 31, 2022, an improvement of $69,348, or 69%, due to improved performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2023 increased by $42,218 to $7,585 from ($34,633) for the year ended December 31, 2022, due to an improved adjusted EBITDA of VF Fresh of $24,875, as well as our Canadian cannabis division of $12,717 and our U.S. Cannabis division of $638. In addition, for the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are now being excluded from 2022 Adjusted EBITDA in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales

Sales for the year ended December 31, 2022 increased $25,552, or 10%, to $293,572 compared to $268,020 for the year ended December 31, 2021. The increase in sales was primarily due to an increase in Canadian cannabis sales of $13,448, U.S. Cannabis sales of $11,957, and our own produce revenue of $7,152, offset by a decrease in produce supply partner revenue of ($6,896). The year over year increase in Canadian cannabis sales is primarily due to the benefit of a full year of sales in 2022 from Rose LifeScience, which was acquired on November 15, 2021, which resulted in a year on year increase of $12,462. The increase from U.S. Cannabis sales in 2022 was due to the benefit of a full year of sales from Balanced Health, which was acquired on August 16, 2021. The increase in the Company’s produce sales was primarily due to a 18% increase in pounds produced in Texas, offset by a (17%) decrease in pounds produced at the Company’s Delta tomato greenhouse facility, due to the ToBRFV infestation, as well as a (9%) decrease in supply partner volume.

Cost of Sales

Cost of sales for the year ended December 31, 2022 increased ($43,234), or (19%), to $266,075 from $222,841 for the year ended December 31, 2021, due primarily to an increase in Canadian Cannabis cost of sales of $21,269, an increase in produce cost of sales of $19,329 and an increase in U.S. Cannabis cost of sales of $4,245.

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

Gross Margin

Gross margin for the year ended December 31, 2022 decreased ($17,682), or (39%), to $27,497 from $45,179 for the year ended December 31, 2021. The year on year decrease in gross margin was driven by the Company’s produce division with a year over year decrease of $19,073 and the Company’s Canadian cannabis division with a year over year decrease of $7,821, this was partially offset by a year over year increase in the Company’s US cannabis gross margin of $7,712.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 increased ($18,348), or (34%), to $72,265 or 25% of sales from $53,917 or 20% of sales for the year ended December 31, 2021. The year over year increase was primarily due to the inclusion of a full year of selling, general and administrative expenses from Rose Life Sciences and our U.S. cannabis business. The Company also experienced an increase in both its produce division, due to incremental legal and settlements costs, as well as its public company costs primarily driven by its first year of Sarbanes-Oxley compliance. This was partially offset by a decrease in share-based compensation primarily related to the vesting of performance share grants in 2021 that were earned in the Canadian Cannabis segment and U.S. Cannabis segment.

	For the Year Ended December 31,
	2022	2021
Selling, general and administrative expenses	$68,278	$46,384
Share-based compensation	3,987	7,533
Total selling, general and administrative expenses	$72,265	$53,917

Interest Expense

Interest expense for the year ended December 31, 2022 increased $409 to $3,244 from $2,835 for the year ended December 31, 2021. The increase was solely due to an increase in the Company's interest rates on its various debt instruments.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 was $207 and $126, respectively.

(Provision for) Recovery of Income Taxes

The provision for income taxes for the year ended December 31, 2022 was ($4,681) compared to a recovery of income taxes of $3,526 for the year ended December 31, 2021. For the twelve months ended December 31, 2022, our effective tax rate, including both current and deferred income taxes was 4.8%, and included a $30,419 valuation allowance against our U.S. deferred tax assets.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2022, the add back for net loss attributable to non-controlling interests, net of tax was $269, an increase from $46 for the prior year period. The increase is due to a full year of results from our 70% ownership in Rose LifeScience, acquired on November 15, 2021.

Loss from Equity Method Investments

Our share of losses from our equity method investments for the year ended December 31, 2022 was $2,668 compared to $308 for the year ended December 31, 2021. The increased loss was primarily due to the write-down of inventory at VF Hemp in 2022.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the years ended December 31, 2022 and 2021 was ($101,146) and ($9,079), respectively. The increase in net loss was driven by a decrease in gross margin from our Fresh Produce business, goodwill and intangible impairment charges, inventory write-downs (both in Canadian Cannabis and US VF Hemp) as well as a valuation allowance on the Company's existing U.S. deferred tax asset.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 decreased ($48,645) to ($34,633) from $14,012 for the year ended December 31, 2021, due to lower adjusted EBITDA from VF Fresh of $22,410, as well as lower adjusted EBITDA in our Canadian cannabis division of $21,368 and our U.S. Cannabis division of $2,449. In addition, Adjusted EBITDA for the year ended December 31, 2022 reflected the impact of our $11,038 loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Year Ended December 31, 2023
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$151,243	$114,030	$20,330	$—	$—	$285,603
Cost of sales	(151,064)	(78,090)	(7,002)	(21)	—	(236,177)
Selling, general and administrative expenses	(10,625)	(29,275)	(13,118)	(32)	(12,451)	(65,501)
Other expense, net	3,495	(2,136)	(18)	(133)	1,519	2,727
Impairments	—	—	(14,020)	—	—	(14,020)
Operating (loss) income	(6,951)	4,529	(13,828)	(186)	(10,932)	(27,368)
Provision for income taxes	(1,284)	(1,431)	—	—	(1,736)	(4,451)
(Loss) income from consolidated entities	(8,235)	3,098	(13,828)	(186)	(12,668)	(31,819)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(162)	—	—	183	21
Net (loss) income	$(8,235)	$2,936	$(13,828)	$(186)	$(12,485)	$(31,798)
Adjusted EBITDA (2)	$506	$14,764	$861	$(186)	$(8,360)	$7,585
Basic (loss) income per share	$(0.07)	$0.03	$(0.13)	$(0.00)	$(0.12)	$(0.29)
Diluted (loss) income per share	$(0.07)	$0.03	$(0.13)	$(0.00)	$(0.12)	$(0.29)

	For the Year Ended December 31, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$160,252	$109,882	$23,302	$136	$—	$293,572
Cost of sales	(177,634)	(80,494)	(7,643)	(304)	—	(266,075)
Selling, general and administrative expenses	(12,004)	(31,608)	(16,305)	(58)	(12,290)	(72,265)
Other expense, net	(1,187)	(2,023)	(247)	(43)	(1,907)	(5,407)
Write-off of joint venture loan	—	—	—	—	(592)	(592)
Impairments	—	—	(43,299)	—	—	(43,299)
Operating loss	(30,573)	(4,243)	(44,192)	(269)	(14,789)	(94,066)
(Provision for) recovery of income taxes	(9,914)	4,091	—	—	1,142	(4,681)
Loss from consolidated entities	(40,487)	(152)	(44,192)	(269)	(13,647)	(98,747)
Less: net loss attributable to non-controlling interests, net of tax	—	269	—	—	—	269
Loss from equity method investments	—	—	—	—	(2,668)	(2,668)
Net (loss) income	$(40,487)	$117	$(44,192)	$(269)	$(16,315)	$(101,146)
Adjusted EBITDA (2)	$(24,369)	$2,047	$223	$(263)	$(12,271)	$(34,633)
Basic (loss) income per share	$(0.45)	$0.00	$(0.52)	$0.00	$(0.16)	$(1.13)
Diluted (loss) income per share	$(0.45)	$0.00	$(0.52)	$0.00	$(0.16)	$(1.13)

	For the Year Ended December 31, 2021
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Sales	$159,996	$96,434	$11,345	$245	$—	$268,020
Cost of sales	(158,305)	(59,225)	(3,398)	(1,913)	—	(222,841)
Selling, general and administrative expenses	(10,980)	(23,675)	(5,763)	(188)	(13,311)	(53,917)
Other expense, net	(379)	(2,682)	16	(38)	(522)	(3,605)
Operating (loss) income	(9,668)	10,852	2,200	(1,894)	(13,833)	(12,343)
Recovery of (provision for) income taxes	2,278	(1,688)	—	—	2,936	3,526
Loss from consolidated entities	(7,390)	9,164	2,200	(1,894)	(10,897)	(8,817)
Less: net loss attributable to non-controlling interests, net of tax	—	46	—	—	—	46
Loss from equity method investments	—	—	—	—	(308)	(308)
Net (loss) income	$(7,390)	$9,210	$2,200	$(1,894)	$(11,205)	$(9,079)
Adjusted EBITDA (2)	$(1,959)	$23,415	$2,672	$(343)	$(9,773)	$14,012
Basic (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)
Diluted (loss) income per share	$(0.09)	$0.11	$0.02	$(0.02)	$(0.13)	$(0.11)

(1)
For the years ended December 31, 2023, 2022 and 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period November 15, 2021 to December 31,2021, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are being excluded from Adjusted EBITDA for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the years ended December 31, 2023 and 2022. The Canadian cannabis segment for calendar year 2021 includes Pure Sunfarms plus the operating results of Rose LifeScience for the period November 15, 2021 to December 31, 2021. The Rose LifeScience minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

Canadian cannabis net sales for the years ended December 31, 2023 increased by $4,148, or 4%, to $114,030 from $109,882, for the year ended December 31, 2023. The increase in sales was due to an 11% increase in branded sales, partially offset by a (10%) decrease in non-branded sales and an unfavorable impact of exchange rate fluctuations. The 11% increase in branded sales was due to an increase in sales in Quebec and Alberta. Canadian cannabis branded sales growth was primarily in large and small formats of flower and pre-rolls. The (10%) decrease in non-branded sales was primarily due to an oversupplied LP market and continuing desperation pricing by some LPs in the early portion of calendar year 2023. International sales increased by $731 for the year ended December 31, 2023, or 19%, to $4,600 versus $3,869 for the year ended December 31, 2022. The increase was primarily driven by incremental sales to Australia and Germany.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (provincial sales). For the year ended December 31, 2023, the Company incurred excise tax of $58,015 (C$78,315) versus $50,126 (C$65,555) for the year ended December 31, 2022. The increase of $7,889 (C$12,760) was due to higher kilograms sold in the provincial (branded) channel. The Canadian excise tax is our single largest cost of participating in the adult-use market in Canada.

For the year ended December 31, 2023, 80% of Canadian Cannabis net sales was generated from branded flower, pre-roll sales, and cannabis derivative products, net of excise tax. For the year ended December 31, 2022, 77% of Canadian Cannabis net sales was generated from branded flower, pre-roll sales and cannabis derivative products, net of excise tax. Non-branded, international, and other sales accounted for 20% of Canadian Cannabis net sales in 2023, as compared to 23% in 2022. The decrease in non-branded sales was driven by the oversupplied LP market, particularly for lower specification biomass, which drove down prices.

The net average selling price of branded flower and pre-roll formats decreased in 2023 as compared to 2022. Excluding pre-roll formats, the average net selling price of branded flower decreased by (16%) in 2023 due to a higher ratio of large format products to small format products and an increase in sales for our value brand Fraser Valley Weed Co. The decrease in the net average selling price is also attributable to the strong demand of Fraser Valley Weed Co., which targets the value segment of the market. The net average selling price of bulk non-branded flower and trim increased by 7% in 2023 largely due to a decreased volume of trim sales and an increase in bulk flower which are sold at a higher selling price relative to trim, particularly in the second half of 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of excise tax, in U. S. dollars and Canadian dollars, for the years ended December 31, 2023 and 2022:

	For The Year Ended
(in thousands of U.S. dollars)	December 31, 2023	December 31, 2022
Branded sales	$149,929	$135,649
International sales	4,600	3,869
Non-branded sales	15,457	17,848
Other	2,059	2,642
Less: excise taxes	(58,015)	(50,126)
Net Sales	$114,030	$109,882

	For The Year Ended
(in thousands of Canadian dollars)	December 31, 2023	December 31, 2022
Branded sales	$202,367	$177,234
International sales	6,208	5,153
Non-branded sales	20,967	23,285
Other	2,778	3,411
Less: excise taxes	(78,315)	(65,555)
Net Sales	$154,005	$143,528

Cost of Sales

Cost of sales for the years ended December 31, 2023 and 2022 was $78,090 and $80,494, respectively, representing a decrease of 3%, or $2,404. The primary reason for the decrease from the prior year was due to a non-recurring inventory write down of ($11,038) (C$15,000) during the year ended December 31, 2022, which represented lower potency flower that was harvested in 2021 or earlier. The decrease was mostly offset by an increase in branded kilograms sold which had an incremental cost of production to manufacture and package over bulk product sold in the wholesale channel.

Gross Margin

Gross margin for the year ended December 31, 2023 increased $6,552, or 22%, to $35,940 from $29,388 for the year ended December 31, 2022. Gross margin as a percentage of net sales for the periods ended December 31, 2023 and 2022 was 32% and 27%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $29,275, or 26%, of net sales compared to $31,608, or 29% of net sales for the year ended December 31, 2022. The decrease in selling, general and administrative expenses was primarily due to reduced labor costs from the ongoing optimization of operations.

Other (Expense) Income, net

Other (expense) income, net was ($2,136) for the year ended December 31, 2023 compared to ($2,023) for the year ended December 31, 2022.

Net Income

Net income for the years ended December 31, 2023 and 2022 was $2,936 and $117 respectively. The increase is primarily due to the improvement in gross margin and reduced selling, general and administrative expenses, partially offset by the current year provision for income tax of ($1,431).

Adjusted EBITDA

Adjusted EBITDA was $14,764 for the year ended December 31, 2023 and $2,047 for the year ended December 31, 2022. The increase of $12,717, or 621%, between periods was primarily due to an inventory impairment charge of $11,038 during the year ended December 31, 2022 and lower selling, general and administrative expenditures in 2023 versus 2022. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

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

For the year ended December 31, 2022, 73% of sales was generated from branded flower and pre-roll sales, with an additional 4% from branded cannabis derivative products. For the year ended December 31, 2021, 64% of the revenue was generated from branded flower and pre-roll sales, with an additional 10% from branded cannabis derivative products. Non-branded sales accounted for 23% of revenue in 2022, as compared to 26% of revenue in 2021. The decrease in non-branded sales was driven by the oversupplied LP market, particularly for lower specification biomass, which drove down prices.

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

Cost of Sales

Cost of sales for the years ended December 31, 2022 and 2021 was $80,494 and $59,225, respectively, an increase of 36%, or $21,269. The largest driver of the year on year increase was the Company’s fourth quarter inventory write down of $11,038 (C$15,000), which represented lower potency flower that was over 12 months old. The balance of the increase was due to the full year inclusion of Rose LifeScience, which resulted in incremental cost of sales of $10,536 and the increase in branded kilograms sold which has an incremental cost of production to manufacture and package over bulk product sold in the wholesale channel.

Gross Margin

Gross margin for the year ended December 31, 2022 decreased ($7,821), or (21%), to $29,388 from $37,209 for the year ended December 31, 2021. Gross margin as a percentage of net revenue for the periods ended December 31, 2022 and 2021 was 27% and 39%, respectively.

The gross margin decline in 2022 as compared to 2021, was primarily due to the $11,038 inventory write-down and the launch of the Company's new value brand - Fraser Valley Weed Co. which has a lower margin than the Company's Pure Sunfarms flower products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $31,608, or 29%, of net sales compared to $23,675, or 25% of net sales for the year ended December 31, 2021. The increase in 2022 was primarily due to higher Health Canada regulatory fees, which are based on cannabis sales, a full year of expenses from Rose LifeScience, as well as incremental year over year expenses for sales, marketing and headcount to support the growth of the Canadian cannabis segment. Share-based compensation for the years ended December 31, 2022 and 2021 was $1,373 and $2,738, respectively. The decrease in 2022, is due to the 2021 vesting of performance share grants that were earned in the Canadian cannabis segment for Pure Sunfarms’ management.

Other (Expense) Income, net

Other (expense) income, net was ($2,023) for the year ended December 31, 2022 compared to ($2,682) for the year ended December 31, 2021.

Net Income

Net income for the years ended December 31, 2022 and 2021 was $117 and $9,210 respectively. The decrease is primarily due to the $11,038 inventory impairment recorded at December 31, 2022.

Adjusted EBITDA

Adjusted EBITDA was $2,047 for the year ended December 31, 2022 and $23,415 for the year ended December 31, 2021. The decrease of ($21,368), or (91%), is due to an inventory impairment charge of $11,038 during the year ended December 31, 2022 resulting in a decrease in gross margin and an increase in selling, general and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment currently consists of Balanced Health. For the years ended December 31, 2023 and 2022, U.S. Cannabis financial results are based on the consolidated results of Balanced Health. For the year ended December 31, 2021, U.S. Cannabis financial results are based on the consolidated results of Balanced Health from the closing date of the acquisition of August 16, 2021, as the results of Balanced Health from August 16, 2021 through December 31, 2021 are consolidated in the Company’s results. VF Hemp was a joint venture which ceased operations in 2022, and its results are included in “Loss from Equity Method Investments” for the years ended December 31, 2022 and 2021.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

U.S. Cannabis net sales for the year ended December 31, 2023 were $20,330, a decrease of ($2,972) or (13%), from the prior year net sales of $23,302. The decrease was primarily due to lower direct-to-consumer sales due to the proliferation of hemp derived cannabinoid sales. All U.S. Cannabis sales were generated in the United States, with sales composed of 82% e-commerce sales, 9% retail sales 7% freight income and 2% miscellaneous income.

Cost of Sales

U.S. Cannabis cost of sales for the year ended December 31, 2023 were $7,002 as compared to $7,643 for the year ended December 31, 2022. The decrease in cost of sales of 8% was primarily due to lower volumes sold in 2023 versus 2022, as margins on most products remained consistent between years, and was partially offset by a shift in product mix as consumers moved to gummy sales rather than the higher margin tincture products.

Gross Margin

U.S. Cannabis gross margin for the year ended December 31, 2023 was $13,328, or 66%, compared to $15,659, or 67% for the year ended December 31, 2022.

Selling, General and Administrative Expenses

U.S. Cannabis selling, general and administrative expenses for the year ended December 31, 2023 were $13,118, or 65% of sales, compared to $16,305, or 70% of sales, for the year ended December 31, 2022. The improvement in selling, general and administrative expenses when compared to the same prior year period is due to reductions in headcount, contract renegotiation and more efficient marketing and brand spending.

Net (Loss) Income

U.S. Cannabis net loss for the year ended December 31, 2023 was ($13,828) as compared to the loss of ($44,192) for the prior year ended December 31, 2022. The decrease in U.S. Cannabis net loss was primarily due to a lower impairment cost in 2023 of $14,020 compared to an impairment cost of $43,299 for the calendar year 2022.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the year ended December 31, 2023 was $861 as compared to $223 for the year ended December 31, 2022. The increase in the adjusted EBITDA was due primarily to lower selling and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales

U.S. Cannabis net sales for the year ended December 31, 2022 were $23,302, an increase of $11,957 or 105%, from the prior partial year net sales of $11,345. While the year on year sales resulted in an increase, the annualized sales for the Company's U.S. Cannabis division decreased. Over 99% of sales are generated in the United States and sales are composed of 80% from e-commerce sales, 14% from retail sales, and 6% from shipping income.

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

Selling, General and Administrative Expenses

U.S. Cannabis selling, general and administrative expenses for the year ended December 31, 2022 were $16,305, or 70% of sales compared $5,763, or 51% of sales for the short prior year period of August 16, 2021 to December 31, 2021. The increase relative to sales is primarily due to an increase in eCommerce marketing As the U.S. Cannabis business derives a significant number of sales through its online technology platforms, the primary expense categories within selling, general and administrative include sales and marketing, merchant fees, e-commerce support, share-based compensation and IT services.

Net (Loss) Income

U.S. Cannabis net loss for the year ended December 31, 2022 was ($44,192) as compared to net income of $2,200 for the prior year period of August 16, 2021 to December 31, 2021. The decrease was primarily due to the impairment charges to goodwill.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the year ended December 31, 2022 was $223 as compared to $2,672 for the prior year period of August 16, 2021 to December 31, 2021. The decrease in the adjusted EBITDA was due to a lower margin as well as a full year of U.S. Cannabis selling and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Sales

Sales for the year ended December 31, 2023 decreased by ($9,009) to $151,243, compared to $160,252 for the year ended December 31, 2022. The decrease in sales of (6%) was primarily due to a decrease in supply partner revenues of ($14,141), partially offset by an increase in sales at the VF Fresh owned greenhouses of $5,132. The supply partner revenue decrease is due to lower volumes of (11%), with a (5%) decrease in tomato pounds sold, a (26%) decrease in pepper pounds sold, an (11%) decrease in cucumber pounds sold, and a (13%) decrease in mini cucumber pounds sold. The decrease in supply partner pounds is mostly due to the loss of two larger growers in late 2022. Sales at VF Fresh-owned greenhouses increased 7% due to a 14% increase in the selling price partially offset by a decrease of (3%) in pounds produced. The decrease of (3%) in production pounds was due to a planned reduction of (71%) in the planted area at the Permian Basin facility as well as a decrease of (17%) at the Marfa 2 facility.

The average selling price for all produce sold during the year ended December 31, 2023, as compared to the year ended December 31, 2022 was as follows: tomato prices increased 3.7%, pepper prices decreased (8%), cucumber prices increased 25% and mini cucumber prices increased 42%.

Cost of Sales

Cost of sales decreased $26,570, or 15%, to $151,064 for the year ended December 31, 2023, from $177,634 for the year ended December 31, 2022. The decrease is primarily due to decreases in supply partner costs of $9,043, reduced costs from the VF owned greenhouses of $10,872, and lower freight expense of $6,653. The decrease in cost of sales from the greenhouses is primarily due to lower pounds produced, cost reductions, and reduced losses from the ToBRFV infestation at the Texas greenhouses. The decrease in supply partner cost is related to the (11%) decrease in pounds received from our supply partners. The decrease in freight cost is due to increased available drivers, decreases in fuel prices, and fewer pounds shipped. These decreases in cost of sales were partially offset by an increase in depreciation expense included in cost of sales of $5,136 for 2023 versus $4,823 for 2022.

Gross Margin

Gross margin increased $17,561 to $179 for the year ended December 31, 2023, from a gross margin of ($17,382) for the year ended December 31, 2022. Total gross margin percentage was close to zero for the year ended December 31, 2023, compared to (11%) for the year ended December 31, 2022. The gross profit for VF owned produce sales was (10%) for the year ended December 31, 2023, compared to (30%) for the same period in 2022. The improvement in gross margin is due to higher pricing in 2023 versus the same period in 2022 as well as a decrease in cost per pound from our Texas facilities, in 2023 versus 2022, due to higher yields, due to better controls over the ongoing ToBRFV infestation, and lower freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 decreased $1,379, or 11%, to $10,625 from $12,004 for the year period ended December 31, 2022 due to better cost management and the recovery of prior period legal costs associated with the vendor settlements.

Net Loss

Net loss for the year ended December 31, 2023 was ($8,235) compared to ($40,487) for the year ended December 31, 2022. The improvement in net loss was primarily due to a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation of $5,585, a higher gross margin in 2023 and lower selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2023 improved to $506 from ($24,369) for the year ended December 31, 2022. The improvement in Adjusted EBITDA was due to the favorable vendor settlement of $5,585 as described above, a 3.7% increase in the average selling price of tomatoes, a decrease in cost per pound at VF Fresh-owned greenhouses and a decrease in freight costs for the year ended December 31, 2023. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA.”

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Sales

Sales for the year ended December 31, 2022 of $160,252, were essentially flat with the prior year period sales of $159,996. The slight increase is primarily due to an 18% increase in production at our Texas facilities, a decrease of (17%) in production from our Delta tomato facility as a direct result of the ToBRFV infestation on essentially flat year on year pricing. The supply partner revenue decrease is due to lower volumes of (8.7%), with a (20%) decrease in tomato pounds sold, a 22% increase in pepper pounds sold, a 23% increase in cucumber pieces and a 12% increase in mini cucumber pounds. The increase in peppers pounds is due to an increase in Mexican grower pounds and a western Canadian pepper grower expanding its growing area, to meet the increase demand for peppers.

The average selling price for all produce sold during the year ended December 31, 2022, as compared to the year ended December 31, 2021 was as follows; tomato prices increased 0.3%, pepper prices decreased (13%), cucumber prices decreased (14%) and mini cucumber prices decreased (13%).

Cost of Sales

Cost of sales increased $19,329, or 12% to $177,634 for the year ended December 31, 2022, from $158,305 for the same period in 2021. The increase is primarily due to a net increase in volume, coupled with increases in many essential inputs such as labor, freight, fertilizer and packaging, which were partially offset by lower payments to supply partners due to lower volumes in 2022 versus 2021. The increase in freight cost is due to driver shortages and an increase in fuel prices.

The Company’s Texas operations saw a partial recovery from the prior years ToBRFV infestation impacts, which increased volume and lowered average production costs year on year. However, the increased volumes also led to incremental costs in 2022 compared to 2021, despite contributing to improved sales. Conversely, the Delta B.C tomato facility also incurred higher year on year cost of sales, on much lower year on year volumes, due to inflationary pressure as well as the fixed nature of much of the Company’s agricultural based input costs, which resulted in a net increase in the Company's average cost of production.

The company was unable to pass on its incremental cost increases to its customers.

Gross Margin

Gross margin decreased $19,073, to a gross loss of $17,382, for the year ended December 31, 2022, from a gross profit of $1,691 for the year ended December 31, 2021. Total gross margin percentage was (11%) for the year ended December 31, 2022, compared to nil for the year ended December 31, 2021. The gross profit for VF owned produce sales was (30%) for the year ended December 31, 2022, compared to (4%) for the same period in 2021. The Company’s Delta B.C. tomato greenhouse is the primary driver of its produce gross margin in most years. In 2022, the ToBRFV infestation essentially erased the Delta B.C. greenhouse’s gross margin in its entirety. The gross margin percentage for supply partner sales decreased to (9%) for the year ended December 31, 2022, from 12% for the same prior year period due to change in mix and more spot business.

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

Net Loss

Net loss for the year ended December 31, 2022 was ($40,487) compared to ($7,390) for the year ended December 31, 2021. The increase was primarily due to the higher cost of sales that resulted in lower gross margin in 2022 and the valuation allowance on the Company's existing U.S deferred tax asset.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 decreased to ($24,369) from ($1,959) for the year ended December 31, 2021, primarily due to lower gross margin as a result of the ToBRFV infestation at the Company's Delta, B.C. tomato greenhouse and across the board increases in raw material costs, production costs and freight costs. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of December 31, 2023, we had $35,291 in cash, cash equivalents and restricted cash and $79,612 of working capital, compared to $21,676 in cash, cash equivalents and restricted cash and $60,769 of working capital as of December 31, 2022. We believe that cash generated from our operating activities, together with availability under the Operating Loan and Pure Sunfarms Loans (each as defined below), will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding as of December 31, 2023
Operating Loan	C$	10,000	$4,000
FCC Term Loan		$22,788	$22,788
Pure Sunfarms Loans	C$	33,500	$25,270
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company’s borrowings under the FCC Term Loan and Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. The Company was not in compliance with one financial covenant under the FCC Term Loan as of December 31, 2023, for which the Company received a waiver. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2024. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities.”

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of December 31, 2023 and 2022 was $390 and $398, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $22,788 and $24,755 on December 31, 2023 and 2022, respectively. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of December 31, 2023 and 2022, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.96% and 7.71% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of December 31, 2023 and 2022 was $117,293 and $113,159, respectively.

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

The Operating Loan had an outstanding balance of $4,000 as of December 31, 2023 and 2022 and future availability of $3,520 on December 31, 2023.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of December 31, 2023 and 2022 was $28,034 and $26,666, respectively.

Pure Sunfarms Loans and Revolving Line of Credit

Pure Sunfarms has a credit facility with the Business Development Bank of Canada (the "BDC Credit Facility"), a non-revolving credit facility (the “PSF Non-Revolving Facility”) and a term loan (the “PSF Term Loan”) with two Canadian chartered banks (collectively, with the BDC Credit Facility, the PSF Non-Revolving Facility, and the PSF Term Loan the “Pure Sunfarms Loans”). In addition, Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”) with a Canadian chartered bank.

On May 5, 2023, the PSF Non-revolving Facility and the PSF Term Loan were extended from a maturity date of February 7, 2024 to February 7, 2026 by the syndicate lenders under the same terms, conditions and covenants as the original PSF Loans maturing on February 7, 2024. Due to the extension, the classification of the PSF Loans as long-term debt on December 31, 2023 remains the same as December 31, 2022.

The PSF Revolving Line of Credit can be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of December 31, 2023 and $3,529 as of December 31, 2022. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the PSF Revolving Line of Credit of C$0 at December 31, 2023 and C$4,145 December 31, 2022. Advances under the PSF Revolving Line of Credit may be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances. Interest under the PSF Revolving Line of Credit is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of December 31, 2023, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $8,298 on December 31, 2023 and $9,664 on December 31, 2022.

Interest under the PSF Non-Revolving Facility is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly.

The outstanding amount on the PSF Term Loan was $13,201 on December 31, 2023 and $14,867 on December 31, 2022. Interest under the PSF Term Loan is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly.

The outstanding amount on the BDC Facility was $3,771 on December 31, 2023 and $4,181 on December 31, 2022. Interest under the BDC Loan is payable at an interest rate of 10.95%, payable monthly.

Equity Offerings

On January 30, 2023, the Company issued and sold 18,350,000 Common Shares under a registered direct equity offering, at a price of $1.35 per share, resulting in net proceeds for approximately $22,000 after deducting commissions and offering expenses (the "2023 Equity Offering"). As part of the 2023 Equity Offering the Company also issued 18,350,000 Common Warrants at an exercise price of $1.65 per share. The Common Warrants became exercisable after July 30, 2023, and expire on June 30, 2028.

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

During the year ended December 31, 2023, the Company did not issue or sell any Common Shares under the Sales Agreement. During the year ended December 31, 2022, the Company issued and sold 3,175,000 Common Shares under the Sales Agreement, resulting in net proceeds of approximately $6,692 after deducting commissions and offering expenses. As of December 31, 2023, $43,101 remained available for sale under the Sales Agreement, subject to satisfaction of customary conditions under the terms of the Sales Agreement.

On January 20, 2021, Village Farms completed a registered direct offering for the purchase and sale of an aggregate of 10,887,097 Common Shares at a purchase price of $12.40 per Common Share for gross proceeds of approximately $135,000 (the "2021 Equity Offering").

Summary of Cash Flows

	For the Year Ended December 31,
(in Thousands)	2023	2022	2021
Cash beginning of year	$21,676	$58,667	$25,679
Net cash flow provided by (used in):
Operating activities	5,315	(19,889)	(39,567)
Investing activities	(6,231)	(20,899)	(63,470)
Financing activities	14,137	4,496	135,883
Net cash increase (decrease) for the year	13,221	(36,292)	32,846
Effect of exchange rate changes on cash	394	(699)	142
Cash, end of the year	$35,291	$21,676	$58,667

Operating Activities

For the years ended December 31, 2023 and 2022 and 2021 cash flows provided by (used in) operating activities were $5,315, ($19,899), and ($39,567), respectively. The operating activities for 2023 consisted of ($2,088) in changes of non-cash working capital items and $7,403 in changes before working capital items, the operating activities for 2022 consisted of ($2,246) in changes in non-cash working capital items and ($17,643) in changes before non-cash working capital items, and the operating activities for 2022 consisted of ($47,149) in changes in non-cash working capital items and $7,582 in changes before non-cash working capital items. The improvement in 2023 as compared to 2022 was primarily due to lower net loss from VF Fresh in 2023 compared to 2022, proceeds from a vendor settlement in 2023, and lower goodwill and intangibles impairments in 2023 as compared to 2022. The improvement in 2022 as compared to 2021 was primarily due to increases in accrued expenses and accrued taxes payable driven by the Canadian cannabis segment, partially offset by declines in the operating performance of the produce segment and the Canadian cannabis segment in 2022 as compared to 2021.

Investing Activities

For the years ended December 31, 2023, 2022, and 2021 cash flows used in investing activities were $(6,231), ($20,889), and ($63,470) respectively. The investing activities for the year ended December 31, 2023 primarily consisted of $6,518 invested in capital expenditures to support the VF Fresh, Canadian Cannabis, and U.S. Cannabis operations, partially offset by the repayment of the promissory note by Altum. The investing activities for the year ended December 31, 2022 primarily consisted of $14,292 in capital expenditures for Pure Sunfarms’ conversion of its Delta 2 facility and the addition of hang drying rooms at its Delta 3 facility, and $4,693 invested in an additional 85% ownership in Leli. The investing activities for the year ended December 31, 2021 consisted primarily of $40,685 in net acquisition costs for Balanced Health and Rose LifeScience, $21,656 in purchases primarily for Pure Sunfarms’ conversion of its Delta 2 facility and maintenance of VF Fresh property, plant and equipment and $1,109 in minority investments in Altum.

Financing Activities

For the years ended December 31, 2023, 2022, and 2021 cash flows provided by financing activities were $14,137, $4,496, and $135,883, respectively. The financing activities for the year ended December 31, 2023 cash flows provided by financing activities consisted of $23,335 in proceeds from the 2023 Equity Offering net of issuance costs, $83 in proceeds from the exercise of stock options offset by debt repayment of ($9,281). The financing activities for the year ended December 31, 2022 consisted primarily of net repayments on borrowings of $2,388 offset by the proceeds from the issuance of common shares under the Sales Agreement and proceeds from the exercise of outstanding warrants. The financing activities for the year ended December 31, 2021 consisted of net proceeds from the 2021 Equity Offering of $127,489, proceeds from the exercise of warrants of $18,495, and net proceeds of borrowings of $10,215, partially offset by the payment of the note payable to Emerald of $15,498 and share repurchases of $5,000.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital and our other available liquidity sources as described above. We currently do not have any material cash requirements in the near future, other than in respect of long-term debt repayment obligations as described above.

In addition, we currently have material long-term debt and lines of credit that we rely on to meet the financing needs of the Company. The long-term debt and lines of credit have interest rate terms that have been affected by rising interest rates which have impacted the cost of capital for the Company. For the sensitivity of our borrowing costs to fluctuations in interest rates, see “Item 7A – Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” below for additional information.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA” are to earnings (including the equity losses of the VFH joint venture) before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA excluding JV's”, as set forth in the table below, and “Adjusted EBITDA – Constant Currency”, which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA, Adjusted EBITDA excluding JV's and Adjusted EBITDA - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2023 (1)	2022 (1)	2021 (1)
Net loss	$(31,798)	$(101,146)	$(9,079)
Add:
Amortization	12,828	10,260	13,004
Foreign currency exchange (gain) loss	(750)	2,268	329
Interest expense, net	3,353	3,038	2,709
Provision for (recovery of) income taxes	4,451	4,681	(3,526)
(Provision for) recovery of income taxes attributable to non-controlling interest	(98)	737	—
Share-based compensation	2,898	3,808	7,533
Interest expense for JV's	97	38	53
Amortization for JV's	2,331	1,554	71
Foreign currency exchange loss for JV's	7	1	—
Share-based compensation for JV's	151	124	—
Other expense, net for JV's	(63)	(26)	—
Deferred financing fees	136	214	300
Incremental utility costs due to storm	—	—	1,400
Impairments (2)	14,020	43,299	—
(Gain) loss on disposal of assets	—	(7)	254
Other expense, net	22	200	(16)
JV exit-related costs (3)	—	592	—
Purchase price adjustment (4)	—	(4,268)	980
Adjusted EBITDA (5)	$7,585	$(34,633)	$14,012
Adjusted EBITDA for JV's	$—	$(327)	$(260)
Adjusted EBITDA excluding JV's (6)	$7,585	$(34,306)	$14,272

Notes:

(1)
For the years ended December 31, 2023 and 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period November 15, 2021 to December 31,2021, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720 and for the year ended December 31, 2022, impairments included impairments to goodwill of $38,669 and intangible assets of $4,630 that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
(3)
Represents exit-related costs incurred due to the winding down of the VFH joint venture.
(4)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date. In 2022, when distillate inventory acquired from Pure Sunfarms was sold, the Company realized a gain of $4,268 that offset the initial inventory write-down taken in connection with the 2020 acquisition of the business. This gain did not accurately reflect the actual economic impact on the Company’s operations because the distillate was sold for more than it was valued in 2020 according to the purchase price accounting rules. Accordingly, the Company included a non-GAAP adjustment of $(4,268) in 2022 to reduce Adjusted EBITDA to better reflect the actual effect of sales of distillate inventory on the Company’s results.
(5)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the

JV exit that are being excluded from Adjusted EBITDA for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.
(6)
Adjusted EBITDA excluding JV’s is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP, and therefore may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA excluding JV’s is a useful supplemental measure in evaluating the performance of the Company because in addition to excluding non-recurring and other items that do not reflect our business performance, as reflected in Adjusted EBITDA, it further excludes the results of our joint ventures that management does not believes reflects the principal operations of the business.

Reconciliation of Segmented Net (Loss) Income to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Net (loss) income	$(8,235)	$2,936	$(13,828)	$(186)	$(12,485)	$(31,798)
Add:
Amortization	5,136	7,106	335	—	251	12,828
Foreign currency exchange (gain) loss	(2)	(74)	19	—	(693)	(750)
Interest expense (income), net	2,323	1,882	(24)	—	(828)	3,353
Provision for income taxes	1,284	1,430	—	—	1,737	4,451
(Provision for) recovery of income taxes attributable to non-controlling interest	—	(104)	—	—	6	(98)
Share-based compensation	—	(152)	317	—	2,733	2,898
Interest expense for JV's	—	97	—	—	—	97
Amortization for JV's	—	1,412	—	—	919	2,331
Foreign currency exchange loss for JV's	—	7	—	—	—	7
Share-based compensation for JV's	—	151	—	—	—	151
Other expenses for JV's	—	(63)	—	—	—	(63)
Deferred financing fees	—	136	—	—	—	136
Impairments (2)	—	—	14,020	—	—	14,020
Other expense	—	—	22	—	—	22
Adjusted EBITDA (5)	$506	$14,764	$861	$(186)	$(8,360)	$7,585

	For the Year Ended December 31, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Net (loss) income	$(40,487)	$117	$(44,192)	$(269)	$(16,315)	$(101,146)
Add:
Amortization	5,044	4,652	564	—	—	10,260
Foreign currency exchange loss	—	115	47	2	2,104	2,268
Interest expense (income), net	1,471	1,758	—	4	(195)	3,038
Provision for (recovery of) income taxes	9,914	(4,091)	—	—	(1,142)	4,681
(Provision for) recovery of income taxes attributable to non-controlling interest	—	737	—	—	—	737
Share-based compensation	—	1,194	305	—	2,309	3,808
Interest expense for JV's	—	—	—	—	38	38
Amortization for JV's	—	1,554	—	—	—	1,554
Foreign currency exchange loss for JV's	—	1	—	—	—	1
Share-based compensation for JV's	—	124	—	—	—	124
Other expense for JV's	—	(26)	—	—	—	(26)
Deferred financing fees	—	214	—	—	—	214
Impairments (2)	—	—	43,299	—	—	43,299
Gain on disposal of assets	(7)	—	—	—	—	(7)
Other expense, net	(304)	(34)	200	—	338	200
JV exit-related costs (3)	—	—	—	—	592	592
Purchase price adjustment (4)	—	(4,268)	—	—	—	(4,268)
Adjusted EBITDA (5)	$(24,369)	$2,047	$223	$(263)	$(12,271)	$(34,633)
Adjusted EBITDA for JV's	$-	$-	$-	$-	$(327)	$(327)
Adjusted EBITDA excluding JV's (6)	$(24,369)	$2,047	$223	$(263)	$(11,944)	$(34,306)

	For the Year Ended December 31, 2021
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S. (1)	Clean Energy	Corporate	Total
Net (loss) income	$(7,390)	$9,210	$2,200	$(1,894)	$(11,205)	$(9,079)
Add:
Amortization	5,237	6,188	282	1,297	—	13,004
Foreign currency exchange loss (gain)	—	13	1	—	315	329
Interest expense (income), net	463	2,228	1	37	(20)	2,709
(Recovery of) provision for income taxes	(2,278)	1,688	—	—	(2,936)	(3,526)
Share-based compensation	—	2,734	158	—	4,641	7,533
Interest expense for JV's	—	—	—	—	53	53
Amortization for JV's	—	71	—	—	—	71
Deferred financing fees	32	268	—	—	—	300
Incremental utility costs due to storm	1,400	—	—	—	—	1,400
(Gain) loss on disposal of assets	(7)	35	—	—	226	254
Other expense, net	584	—	30	217	(847)	(16)
Purchase price adjustment (4)	—	980	—	—	—	980
Adjusted EBITDA (5)	$(1,959)	$23,415	$2,672	$(343)	$(9,773)	$14,012
Adjusted EBITDA for JV's	$-	$-	$-	$-	$(260)	$(260)
Adjusted EBITDA excluding JV's (6)	$(1,959)	$23,415	$2,672	$(343)	$(9,513)	$14,272

Notes:

(1)
For the years ended December 31, 2023, 2022 and 2021, Pure Sunfarms is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period August 16, 2021 to December 31, 2021, Balanced Health is fully consolidated in the financial results of the Company. For the years ended December 31, 2023 and 2022 and for the period November 15, 2021 to December 31,2021, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720 and for the year ended December 31, 2022, impairments included impairments to goodwill of $38,669 and intangible assets of $4,630 that were triggered by inflationary effects on consumer spending, decreases in market capitalization of CBD companies and the continued federal regulation lack of clarity with respect to CBD. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
(3)
Represents exit-related costs incurred due to the winding down of the VFH joint venture.
(4)
The purchase price adjustment primarily reflects the non-cash accounting charge resulting from the revaluation of Pure Sunfarms’ inventory to fair value at the acquisition date. In 2022, when distillate inventory acquired from Pure Sunfarms was sold, the Company realized a gain of $4,268 that offset the initial inventory write-down taken in connection with the 2020 acquisition of the business. This gain did not accurately reflect the actual economic impact on the Company’s operations because the distillate was sold for more than it was valued in 2020 according to the purchase price accounting rules. Accordingly, the Company included a non-GAAP adjustment of $(4,268) in 2022 to reduce Adjusted EBITDA to better reflect the actual effect of sales of distillate inventory on the Company’s results.
(5)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company’s segments because it excludes non-recurring and other items that do not reflect the business performance of our segments. Adjusted EBITDA for Canadian Cannabis includes the 70% interest in Rose LifeScience and Adjusted EBITDA for “Corporate” and “Total” includes our 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are being excluded from Adjusted EBITDA for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.
(6)
Adjusted EBITDA excluding JV’s is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP, and therefore may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA excluding JV’s is a useful supplemental measure in evaluating the performance of the Company because in addition to excluding non-recurring and other items that do not reflect our business performance, as reflected in Adjusted EBITDA, it further excludes the results of our joint ventures that management does not believes reflect the principal operations of the business.

Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency-adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the years ended December 31, 2023 and 2022, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period statement of operations results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates comparative periods in 2022 and 2021, respectively, rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2022 and 2021. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Annual Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2023 compared to the year ended December 31, 2022 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$285,603	$293,572	$(7,969)	(3%)	$289,897	$(3,675)	(1%)
Cost of sales	(236,177)	(266,075)	29,898	11%	(239,118)	26,957	10%
Selling, general and administrative expenses	(65,501)	(72,265)	6,764	9%	(66,605)	5,660	8%
Other (expense) income, net	2,727	(5,407)	8,134	150%	2,642	8,049	149%
Write-off of joint venture loan	—	(592)	592	100%	—	592	100%
Impairments	(14,020)	(43,299)	29,279	68%	(14,020)	29,279	68%
Operating (loss) income	(27,368)	(94,066)	66,698	71%	(27,204)	66,862	71%
Loss including non-controlling interests and before equity losses	(31,819)	(98,747)	66,928	68%	(31,709)	67,038	68%
Net loss	(31,798)	(101,146)	69,348	69%	(31,694)	69,452	69%
Adjusted EBITDA - Constant Currency (2)	7,585	(34,633)	42,218	122%	8,134	42,767	123%

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7689 (the CDN/U.S. average exchange rate for the year ended December 31, 2022) for each of the years ended December 31, 2023 and 2022.
(2)
Adjusted EBITDA - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA - Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA - Constant Currency includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are being excluded from Adjusted EBITDA - Constant Currency for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Sales	$293,572	$268,020	$25,552	10%	$297,679	$29,659	11%
Cost of sales	(266,075)	(222,841)	(43,234)	(19%)	(269,091)	(46,250)	(21%)
Selling, general and administrative expenses	(72,265)	(53,917)	(18,348)	(34%)	(73,447)	(19,530)	(36%)
Other (expense) income, net	(5,407)	(3,605)	(1,802)	(50%)	(5,484)	(1,879)	(52%)
Write-off of joint venture loan	(592)	—	(592)	(100%)	(592)	(592)	(100%)
Impairments	(43,299)	—	(43,299)	(100%)	(43,299)	(43,299)	(100%)
Operating (loss) income	(94,066)	(12,343)	(81,723)	(662%)	(93,913)	(81,570)	(661%)
Loss including non-controlling interests and before equity losses	(98,747)	(8,817)	(89,930)	(1020%)	(98,763)	(89,946)	(1020%)
Net loss	(101,146)	(9,079)	(92,067)	(1014%)	(101,152)	(92,073)	(1014%)
Adjusted EBITDA - Constant Currency (2)	(34,633)	14,012	(48,645)	347%	(34,566)	(48,578)	347%

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7977 (the CDN/U.S. average exchange rate for the year ended December 31, 2021) for each of the years ended December 31, 2022 and 2021.
(2)
Adjusted EBITDA - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA - Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA - Constant Currency includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH. For the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are being excluded from Adjusted EBITDA - Constant Currency for the year ended December 31, 2022 in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission.

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors; global events, and public health matters. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.

We believe that our accounting estimates pertaining to the valuations of goodwill and intangible assets are the most critical in the preparation of our consolidated financial statements as they require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates.

Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is included in this Annual Report on Form 10-K, for a more detailed discussion of our significant accounting policies and critical accounting estimates.

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

The U.S. CBD market and the comparable market capitalizations for our CBD competitors declined as a result of continued ambiguity in federal regulations. CBD was taken off the controlled substance list in the Farm Bill of 2018. In 2019, the FDA ruled that CBD was deemed to be a “medicine”. However, CBD remains subject to further study by the FDA in order to receive FDA approval to include CBD based products in food and beverages. Until the FDA receives either more scientifically-based health and wellness studies, or further Congressional direction, the FDA will not allow CBD to be put into food or beverages. As such, there has been a negative impact on the sales of all CBD products across the country since the initial interest in CBD products in 2019 and 2020. This has resulted in U.S. retailers moving away from carrying CBD based products in light of potential FDA scrutiny and has had a negative impact on the sales of all CBD products across the United States.

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

Cannabis U.S.

As a result of foregoing factors, we performed a goodwill impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2022. On June 30, 2022, the estimated fair value of goodwill for the Cannabis – U.S. segment using the market-based approach. The most significant assumption used in applying the market approach was a market-based revenue multiple of 1.6x based on transaction multiples of somewhat similar CBD-based companies. We concluded that as of June 30, 2022, the fair value was lower than its carrying amount and, as a result, an impairment charge to goodwill of $25,169 was allocated to the Cannabis – U.S. segment for the six months ended June 30, 2022.

Due to further erosion in the market values publicly traded CBD companies relating to the ongoing uncertainty regarding the regulatory status of CBD and the corresponding decline in retail sales of CBD products, we concluded that as of December 31, 2022, the fair value of goodwill for the U.S. – Cannabis segment was lower than its carrying amount and, as a result, an additional impairment charge to goodwill of $13,500 was allocated to the U.S. – Cannabis segment. Accordingly, we recognized a total goodwill impairment charge of $38,669 in 2022.

In addition, we performed a goodwill impairment assessment for the Company’s Cannabis – U.S. segment as of December 31, 2023 using a discounted cash flow projection. We concluded that as of December 31, 2023, the fair value was lower than its carrying amount and, as a result, an impairment charge to goodwill of $11,300 was allocated to the Cannabis – U.S. segment for the year ended December 31, 2023.

The carrying value of goodwill associated with our Cannabis – U.S. segment was $10,039 at December 31, 2023 and $21,339 at December 31, 2022.

Cannabis Canada

We performed a goodwill impairment assessment for the Company's Cannabis – Canada segment as of December 31, 2023 using a discounted cash flow projection. We concluded that as of December 31, 2023, the fair value was higher than its carrying amount and, as a result, no impairment charge was recorded for the year ended December 31, 2023.

The carrying value of goodwill associated with our Cannabis – Canada segment was $45,879 at December 31, 2023 and $44,886 at December 31, 2022.

Future Periods; Further Information

To the extent we continue to observe impairment indicators for our Cannabis – U.S. and/or Cannabis – Canada segments or our other reporting units, we may be required to perform quantitative goodwill impairment assessments for such reporting units in future periods.

For further information regarding our goodwill and any applicable impairment testing, see Note 6 to our audited annual financial statements included in this Annual Report on Form 10-K.

Intangible Assets

Factors Affecting Intangible Assets

Intangible assets include licenses, brands and trademarks, customer relationships, computer software and other indefinite-lived intangible assets, which were impacted by the same factors as those affecting goodwill (see “—Factors Affecting Goodwill” above).

Cannabis U.S.

As a result of foregoing factors, we performed a brand impairment assessment for the Company’s Cannabis – U.S. segment as of June 30, 2022. On June 30, 2022, the estimated fair value of the Cannabis – U.S. brand was determined using a discounted cash flow projection. We concluded that as of June 30, 2022, the fair value was lower than its carrying amount and, as a result, an impairment charge to the brand intangible of $4,630 was allocated to the Cannabis – U.S. segment.

In addition, we performed a brand impairment assessment for the Company’s Cannabis – U.S. segment as of December 31, 2023 using a discounted cash flow projection. The most significant assumption used in applying the approach was an average revenue growth rate of 8% over 6 years, followed by terminal growth rate of 4.1%. We concluded that as of December 31, 2023, the fair value was lower than its carrying amount and, as a result, an impairment charge to brand of $2,720 was allocated to the Cannabis – U.S. segment for the year ended December 31, 2023.

Cannabis Canada

We performed a brand impairment assessment for the Company's Cannabis – Canada segment as of December 31, 2023 using a discounted cash flow projection. The most significant assumption used in applying the approach was an average revenue growth rate of 18% over 4 years, followed by terminal growth rate of 4%. We concluded that as of December 31, 2023, the fair value was higher than its carrying amount and, as a result, no impairment charge was recorded for the year ended December 31, 2023.

Future Periods; Further Information

To the extent we continue to experience intangible assets impairment indicators for our Cannabis – U.S. and/or Cannabis – Canada segments or our other reporting units, we may be required to perform quantitative intangible asset impairment assessments for such reporting units in future periods.

For additional information regarding our intangible assets and applicable impairment testing, see Note 6 to our audited annual financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023.

Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. A bargain purchase gain results when the fair value of an acquired business’ net assets exceeds its purchase price. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates that relate to facts and circumstances that occurred subsequent to the date of acquisition are reflected as income or expense, as appropriate.

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

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from remeasurement are included in foreign exchange loss, net. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in foreign exchange loss, net.

In these consolidated financial statements, “$” means U.S. dollars unless otherwise noted.

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangibles are allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During the years ended December 31, 2023 and 2022, the Company recorded impairment charges against goodwill and indefinite-lived intangible assets.

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

Revenue Recognition

The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2023, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of December 31, 2023, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 6.9% and we had approximately $48,058 in aggregate principal amounts with Term Loans with a weighted average interest rate of 9.1%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 0.7% over the comparable period in 2022.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $254 and $288 for the years ended December 31, 2023 and 2022, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2023 and 2022, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7543 and C$1.00 = US$0.7380, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2023 and 2022 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2023	December 31, 2022
Financial assets
Cash and cash equivalents	$1,686	$978
Trade receivables	3,005	2,758
Inventories	8,211	7,386
Prepaid and deposits	667	979
Financial liabilities
Trade payables and accrued liabilities	(5,623)	(4,701)
Loan payable	(3,378)	(4,369)
Net foreign exchange gain	$4,568	$3,031

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included beginning on page 80 of this Annual Report on Form 10-K. See also Item 15, “Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described in management’s report on internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included on page 80 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 is incorporated herein by reference to the definitive proxy statement for our annual meeting of shareholders (the “2024 Proxy Statement”) to be filed within 120 days of December 31, 2023 (subject to any applicable extension period to the extent such 120th date is not a business day).

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.

The Company adopted a code of ethics that applies to all our employees, officers, and directors, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics and Whistleblowing Policy (“Code”) is available on our Company website at http://www.villagefarms.com under the Governance section of our Investors page. The Code covers whistle blowing and provides an anonymous means for employees and officers to report violations of the Code and other corporate policies. The Company has also developed the Insider Trading Policy to provide guidelines on employee trading in the Company’s securities. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Any amendments to the Insider Trading Policy, Code, or information about any waivers granted to directors or executive officers with respect to the Code, will be posted on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is incorporated herein by reference to the 2024 Proxy Statement to be filed within 120 days of December 31, 2023 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 is incorporated herein by reference to the 2024 Proxy Statement to be filed within 120 days of December 31, 2023 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is incorporated herein by reference to the 2024 Proxy Statement to be filed within 120 days of December 31, 2023 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 is incorporated herein by reference to the 2024 Proxy Statement to be filed within 120 days of December 31, 2023 (subject to any applicable extension period to the extent such 120th date is not a business day).

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements.

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

3.1	Articles of Continuance (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 9, 2023).

3.2	By-Law No. 4 of Village Farms International, Inc. (incorporated by reference to Appendix D of the Company's Proxy Statement, filed on April 19, 2022)

4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed on March 9, 2023).

4.2	Securityholders’ Agreement, as amended and restated on December 31, 2009 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 10, 2020).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2023).

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

10.6	Form of Indemnification Agreement. + ^

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

10.11

Fourth Amended and Restated Credit Agreement, dated as of May 5, 2023, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2023).

10.12

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

10.15

Membership Interest Purchase Agreement by and among Village Farms International, Inc. Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K/A filed on March 13, 2022).^

10.16

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021). ^

10.17

Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.18

First Amendment to Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).

10.19	Amended and Restated Share-based Compensation Plan dated March 15, 2021 and adopted June 10, 2021 (incorporated by reference to Appendix D of the Company's Proxy Statement filed on May 7, 2021).+

10.20

Village Farms International, Inc. Share-based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.21

Employment Agreement, dated as of September 1, 2023, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company'sQuarterly Report on Form 10-Q filed on November 8, 2023).+

10.22

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 14, 2020).+

10.23	Employment Agreement by and between Bret Wiley and the Company (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.24

Employment Agreement, dated as of October 20, 2023, by and between Orville Bovenschen and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).+

10.25

Employment Agreement dated as of February 7, 2022, by and between Ann Gillin Lefever and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2023).+

19.1	Insider Trading Policy.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 13, 2024.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to errors in the calculation of the fair value of its goodwill and intangible assets, which was subsequently modified, resulting in no change in management’s determination of the fair value of its goodwill and intangible assets but, based on the COSO criteria, has been deemed to be a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis.

The control over the determination of the fair value of the Company’s goodwill and intangible assets is an annual control that operates prior to filing. The control is dependent on a key spreadsheet that relies on inputs and assumptions and contains formulas and calculations. The precision and timeliness of the review did not prevent or detect potential material errors in valuation of goodwill or indefinite lived intangibles and the related disclosures. The Company implemented remediation measures in 2023 but they were not sufficient to deem the prior material weakness remediated. In 2024, management will continue to enhance the precision of this control including involving third party valuation specialists in order to remediate the material weakness. The material weakness will be fully remediated when, in the opinion of the company’s management, the revised control procedures are appropriately operated for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Impairment assessment of goodwill for the Cannabis – U.S. reporting unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance for the Cannabis – U.S. reporting unit was $10.0 million as of December 31, 2023. Goodwill is tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow projection (the model). Management’s discounted cash flow projection for the reporting unit included significant assumptions relating to future cash flows, terminal growth rate, and post-tax discount rate. Management concluded that, as of December 31, 2023, the fair value of the Cannabis – U.S. reporting unit was lower than its carrying amount resulting in an impairment charge to goodwill of $11.3 million.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill for the Cannabis – U.S. reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the reporting unit due to the judgment by management when developing the fair value estimate; (ii) the significant audit effort in evaluating management’s significant assumptions related to the future cash flows, terminal growth rate, and post-tax discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting unit; (ii) evaluating the appropriateness of the approach; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, terminal growth rate, and post-tax discount rate. Evaluating management’s significant assumption related to the future cash flows involved evaluating whether the significant assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) consistency with external market and industry data; and (iii) whether the significant assumption was consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the model and the reasonableness of the significant assumptions related to the terminal growth rate and post-tax discount rate.

Impairment assessment of goodwill for the Cannabis – Canada reporting unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance for the Cannabis – Canada reporting unit was $45.8 million as of December 31, 2023. Goodwill is tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow projection (the model). Management’s discounted cash flow projection for the reporting unit included significant assumptions relating to future cash flows, terminal growth rate, post-tax discount rate and net working capital. Management concluded that the fair value of the Cannabis – Canada reporting unit was higher than its carrying amount as of December 31, 2023 and therefore no impairment to goodwill was required.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill for the Cannabis – Canada reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the reporting unit due to the judgment by management when developing the fair value estimate; (ii) the significant audit effort in evaluating management’s significant assumptions related to the future cash flows, terminal growth rate, post-tax discount rate and net working capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting unit; (ii) evaluating the appropriateness of the approach; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, terminal growth rate, post-tax discount rate and net working capital. Evaluating management’s significant assumptions related to the future cash flows and net working capital involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the model and the reasonableness of the significant assumptions related to the terminal growth rate and post-tax discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada March 13, 2024

We have served as the Company’s auditor since 2006.

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$30,291	$16,676
Restricted cash	5,000	5,000
Trade receivables	30,561	27,558
Inventories	78,472	70,582
Other receivables	294	309
Income tax receivable, net	—	6,900
Prepaid expenses and deposits	7,150	5,959
Total current assets	151,768	132,984
Non-current assets
Property, plant and equipment	205,613	207,701
Investments	2,656	2,109
Goodwill	55,918	66,225
Intangibles	32,275	37,157
Deferred tax asset	4,201	4,201
Right-of-use assets	12,596	9,132
Other assets	1,962	5,776
Total assets	$466,989	$465,285
LIABILITIES
Current liabilities
Line of credit	$4,000	$7,529
Trade payables	21,753	24,894
Current maturities of long-term debt	9,133	9,646
Accrued sales taxes	15,941	11,594
Accrued loyalty program	1,773	2,060
Accrued liabilities	15,076	13,064
Lease liabilities - current	2,112	1,970
Income tax payable	28	—
Other current liabilities	2,340	1,458
Total current liabilities	72,156	72,215
Non-current liabilities
Long-term debt	38,925	43,821
Deferred tax liability	23,730	19,756
Lease liabilities - non-current	11,335	7,785
Other liabilities	1,902	1,714
Total liabilities	148,048	145,291
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Redeemable non-controlling interests	15,667	16,164
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 110,248,929 shares issued and outstanding at December 31, 2023 and 91,788,929 shares issued and outstanding at December 31, 2022.	386,719	372,429
Additional paid in capital	25,611	13,372
Accumulated other comprehensive loss	(3,540)	(8,371)
Retained earnings	(106,165)	(74,367)
Total Village Farms International, Inc. shareholders' equity	302,625	303,063
Non-controlling interest	649	767
Total shareholders' equity	303,274	303,830
Total liabilities, mezzanine equity and shareholders’ equity	$466,989	$465,285

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands of United States dollars, except share and per share data)

	2023	2022	2021
Sales	$285,603	$293,572	$268,020
Cost of sales	(236,177)	(266,075)	(222,841)
Gross margin	49,426	27,497	45,179
Selling, general and administrative expenses	(65,501)	(72,265)	(53,917)
Interest expense	(4,509)	(3,244)	(2,835)
Interest income	1,018	207	126
Foreign exchange gain (loss)	602	(2,255)	(476)
Other income (expense)	5,616	(115)	(420)
Write-off of joint venture loan	—	(592)	—
Impairments	(14,020)	(43,299)	—
Loss before taxes and loss from equity method investments	(27,368)	(94,066)	(12,343)
(Provision for) recovery of income taxes	(4,451)	(4,681)	3,526
Loss from equity method investments	—	(2,668)	(308)
Loss including non-controlling interests	(31,819)	(101,415)	(9,125)
Less: net loss attributable to non-controlling interests, net of tax	21	269	46
Net loss attributable to Village Farms International, Inc. shareholders	$(31,798)	$(101,146)	$(9,079)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.29)	$(1.13)	$(0.11)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.29)	$(1.13)	$(0.11)
Weighted average number of common shares used in the computation of loss per share (in thousands):
Basic	108,728	89,127	82,161
Diluted	108,728	89,127	82,161
Loss including non-controlling interests	$(31,819)	$(101,415)	$(9,125)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,237	(15,460)	441
Comprehensive loss including non-controlling interests	(27,582)	(116,875)	(8,684)
Less: comprehensive (income) loss attributable to non-controlling interests	(436)	1,432	(63)
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(28,018)	$(115,443)	$(8,747)

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands of United States dollars, except for shares outstanding)

	Number of Common Shares (in thousands)	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Permanent Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2021	66,912	$145,668	$17,502	$6,255	$35,858	$—	$205,283	$—
Shares issued in public offering, net of issuance costs	10,887	127,489	—	—	—	—	127,489	—
Shares issued in acquisition	7,118	63,044	—	—	—	—	63,044	—
Shares issued on exercise of warrants	3,188	29,050	(10,555)	—	—	—	18,495	—
Shares issued on exercise of stock options	177	310	(111)	—	—	—	199	—
Share re-purchases	(535)	—	(5,000)	—	—	—	(5,000)	—
Share-based compensation	487	—	7,533	—	—	—	7,533	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	—	—	16,479
Cumulative translation adjustment	—	—	—	441	—	—	441	—
Net loss	—	—	—	—	(9,079)	—	(9,079)	(46)
Balance at December 31, 2021	88,234	$365,561	$9,369	$6,696	$26,779	$—	$408,405	$16,433
Net proceeds from issuance of common stock	3,175	6,692	—	393	—	—	7,085	—
Shares issued on exercise of stock options	180	176	16	—	—	—	192	—
Share-based compensation	200	—	3,987	—	—	—	3,987	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(15,460)	—	—	(15,460)	—
Net loss	—	—	—	—	(101,146)	—	(101,146)	(269)
Balance at December 31, 2022	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	10	—	3,111	—	—	—	3,111	—
Cumulative translation adjustment	—	—	—	4,831	—	72	4,903	(666)
Net (loss) income	—	—	—	—	(31,798)	(190)	(31,988)	169
Balance at December 31, 2023	110,249	$386,719	$25,611	$(3,540)	$(106,165)	$649	$303,274	$15,667

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands of United States dollars)

	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(31,798)	$(101,146)	$(9,079)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	15,926	13,054	12,709
Amortization of deferred charges	136	214	300
Share of loss from joint venture	—	2,668	308
Net income (loss) attributable to non-controlling interest	(21)	(269)	—
Interest expense	4,509	3,244	2,835
Interest income	—	(207)	(126)
Interest paid on long-term debt	(4,700)	(3,420)	(3,306)
Unrealized foreign exchange loss	64	83	—
Impairments	14,020	43,299	—
Inventory impairment	—	11,038	—
Write-off of joint venture loan	—	592	—
Loss (gain) on disposal of assets	7	(7)	259
Non-cash lease expense	2,103	(604)	(1,351)
Other	—	—	366
Share-based compensation	3,111	3,987	7,533
Deferred income taxes	4,046	9,831	(2,866)
Changes in non-cash working capital items	(2,088)	(2,246)	(47,149)
Net cash provided by (used in) operating activities	5,315	(19,889)	(39,567)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(6,518)	(14,292)	(21,656)
Advances to joint ventures	—	—	(20)
Acquisitions, net	—	(5,873)	(40,685)
Equity investment	(548)	—	(1,109)
Issuance of note receivable	—	(734)	—
Repayment of note receivable	835	—	—
Net cash used in investing activities	(6,231)	(20,899)	(63,470)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	7,321	19,669
Repayments on borrowings	(9,281)	(9,709)	(9,454)
Proceeds from issuance of common stock and warrants	24,772	6,898	135,000
Issuance costs	(1,437)	(206)	(7,511)
Proceeds from exercise of stock options	83	192	199
Proceeds from exercise of warrants	—	—	18,495
Share re-purchases	—	—	(5,000)
Payments on capital lease obligations	—	—	(17)
Payment of note payable related to acquisition	—	—	(15,498)
Net cash provided by financing activities	14,137	4,496	135,883
Effect of exchange rate changes on cash and cash equivalents	394	(699)	142
Net increase (decrease) in cash, cash equivalents and restricted cash	13,615	(36,991)	32,988
Cash, cash equivalents and restricted cash, beginning of period	21,676	58,667	25,679
Cash, cash equivalents and restricted cash, end of period	$35,291	$21,676	$58,667
Supplemental disclosure of non-cash activities:
Non-Cash - investing and financing activities
Shares issued for acquisitions	$—	$—	$63,044
Operating lease right-of-use assets	$5,578	$—	$—
Operating lease liabilities	$5,578	$—	$—
Supplemental cash flow information:
Income taxes paid	$—	$—	$1,801

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1. BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of December 31, 2023 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”. On April 21, 2023, the Company received notification from Nasdaq that it is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market (Nasdaq Listing Rule 5550(a)(2)) (the “Minimum Bid Requirement”) as the bid price for the Company’s common shares (the “Common Shares”) closed below US$1.00 from March 7, 2023 to April 19, 2023.

On October 18, 2023, the Company received notification from Nasdaq that Nasdaq has approved the Company’s request for a 180-calendar day extension (the “Extension”) to regain compliance with the Minimum Bid Requirement. The Extension follows the expiration on October 17, 2023 of the initial 180-calendar day period to regain compliance with the Minimum Bid Requirement. As a result of the Extension, the Company now has until April 15, 2024 (the “New Compliance Period”) to regain compliance with the Minimum Bid Requirement.

The Extension has no immediate effect on the listing of the Common Shares on the Nasdaq Capital Market. During the New Compliance Period, the Common Shares will continue to trade on the Nasdaq Capital Market. If at any time before the end of the New Compliance Period, the bid price of the Common Shares closes at or above US$1.00 per share for a minimum of 10 consecutive business days, it is expected that Nasdaq would notify the Company that it has regained compliance with the Minimum Bid Requirement.

In the event the Company does not regain compliance with the Minimum Bid Requirement by the end of the New Compliance Period, the Company may be subject to delisting of its Common Shares from the Nasdaq Capital Market, at which time the Company may request a review of the delisting determination by a Nasdaq Hearings Panel.

We can provide no assurance that the Company would receive a favorable decision from a Nasdaq Hearing Panel after the end of the New Compliance Period or that the Common Shares will not be delisted from Nasdaq.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP), and include VFF and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that VFF consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are classified as temporary mezzanine equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. Investments in entities for which the Company does not have a controlling financial interest, but over which it has the ability to exert significant influence, are accounted for under the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When appropriate, prior year amounts are reclassified to conform with the current period presentation. For the years ended December

31, 2022 and 2021, share-based compensation has been reclassified to selling, general and administrative expenses on the consolidated Statements of Operations and Comprehensive Income (Loss) to conform with the current period presentation.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from remeasurement are included in foreign exchange loss, net. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in foreign exchange gain (loss).

In these consolidated financial statements, “$” means U.S. dollars unless otherwise noted.

Management Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.

Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Revenue Recognition

The Company’s produce revenue transactions consist of single performance obligations to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The amount of revenue recognized is reduced for estimated returns and other customer credits, such as discounts and rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets the Company serves. Revenue from the sale of cannabis inventories in the course of ordinary activities is measured at the fair value of the consideration received or receivable, net of returns, trade discounts, volume rebates and excise duty. The Company recognizes revenue when it has fulfilled the performance obligation to the customer through the delivery and transfer of control of the promised goods.

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

For each identified performance obligation in the contract with the customer, we assess whether our agency or the third-party supplier is the principal or agent. We control the specified services before transferring those services to the customer and act as the principal if we are primarily responsible for fulfilling the promise to provide the specified good or service, have inventory risk, or discretion in establishing pricing. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.

If the third-party supplier, rather than the Company, is primarily responsible for the performance and deliverable to our customer, then we generally act as the agent and solely arrange for the third-party supplier to provide services to the customer. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less pass-through expenses charged to a customer.

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

Restricted Cash

Restricted cash, as of December 31, 2023 and 2022 includes a cash deposit required by the Company’s directors’ and officers’ insurance policy which is managed by an insurer and held as a cell captive within a Bahamas-based financial institution.

Trade Receivables

Trade receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Operations in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

Long-Lived Assets

The Company’s long-lived assets consist primarily of property, plant and equipment and finite-lived intangible assets. Purchased property and equipment is recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal. Gains or losses, net, from the sale of property and equipment are included within other income (expense). Depreciation of property, plant and equipment is determined on the straight-line method over the following useful lives of the assets:

Classification	Estimated Useful Lives
Leasehold and land improvements	5-20 years
Buildings	4-30 years
Machinery and equipment	3-30 years

The Company’s intangible assets are purchased and acquired through business combinations and have both finite and infinite useful lives. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, using the straight-line method. Amortization of finite-lived intangible assets is determined on the straight-line method over the following useful lives of the assets:

Classification	Estimated Useful Lives
Licenses	5-22 years
Brand and trademarks	Indefinite
Customer relationships	10 years
Computer software	3-5 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets are grouped with other assets to the lowest level to which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or broker’s estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

During the three years in the period ended December 31, 2023, 2022 and 2021 there were no material impairments of long-lived assets.

Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. A bargain purchase gain results when the fair value of an acquired business’ net assets exceeds its purchase price. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates that relate to facts and circumstances that occurred subsequent to the date of acquisition are reflected as income or expense, as appropriate.

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

Leases

In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. The Company reviews all agreements to determine if a leasing arrangement exists. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides both the right to obtain substantially all of the economic benefits from the use of an asset and the right to direct the use of the asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments over the expected term of the lease. The Company’s lease assets are primarily concentrated in vehicles, machinery and equipment.

Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than twelve months. The volume of lease activity for leases with an initial term of twelve months or less varies depending upon the number of ongoing projects at a given time, as well as the location and type of equipment required in connection with those projects. Lease payments for short-term leases are recognized on a straight-line basis over the lease term, and primarily relate to equipment used on construction projects, for which the rentals are based on daily, weekly or monthly rental rates, and typically contain termination for convenience provisions. Lease determinations are reassessed in the event of a change in lease terms. The Company has a limited number of sublease, equipment and other leasing arrangements, which are not considered material to the consolidated financial statements.

As of December 31, 2023, the Company’s leases have remaining lease terms of up to 6 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment, and are based on the facts and circumstances of each lease. Economic incentives, intent, past history and business need are among the factors considered to determine if renewal and/or purchase options are reasonably certain to be exercised. The majority of the Company’s lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company generally uses an incremental borrowing rate to determine the value of its lease obligations. The incremental borrowing rate represents the rate of interest that would be paid to borrow on a collateralized basis over a similar term. The Company determines its incremental borrowing rate using a portfolio approach based on information available as of the lease commencement date, including applicable lease terms and the current economic environment.

Finance Leases

Finance lease assets are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Finance lease expense is composed of depreciation expense on the leased asset and interest on the lease liability. Additions to finance leases are included within the supplemental disclosures of non-cash information in the consolidated statements of cash flows.

Operating Leases

Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within general and administration expenses.

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangibles are allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During the years ended December 31, 2023 and 2022, the Company recorded impairment charges against goodwill and indefinite-lived intangible assets. For additional information refer to Note 6. Goodwill and Intangible Assets.

Segment Reporting

Our operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). The Company has identified four operating segments – Produce, Cannabis-Canada, Cannabis-U.S. and Energy.

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

Advertising

Advertising costs are presented within selling, general and administrative costs in the Consolidated Statements of Operations. The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing teams. Advertising costs for the years ended December 31, 2023 and 2022 were $4,942 and $6,122, respectively.

Other Income (Expense)

Other income for the year ended December 31, 2023 includes a $5,585 favorable settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus infestation.

Comprehensive Income (Loss)

Comprehensive income or loss is a measure of net income and other changes in equity that results from transactions other than those with shareholders. Comprehensive income or loss and related accumulated comprehensive income or loss balances consist of net income, foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar and net income or loss attributable to non-controlling interests.

New Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following:

Classification	December 31, 2023	December 31, 2022
Cannabis:
Raw materials	$985	$1,089
Work-in-process	6,543	10,872
Finished goods	47,084	36,094
Packaging	7,641	6,909
Produce and Energy:
Crop inventory	15,492	14,886
Purchased produce inventory	727	599
Spare parts inventory and packaging	—	133
Inventory	$78,472	$70,582

During the fourth quarter of 2023 and 2022, the Company recognized $- and $11,038 of inventory impairments, respectively, relative to its net realizable value. There were no inventory impairments recognized for the year ended December 31, 2021.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	December 31, 2023	December 31, 2022
Land	$14,641	$13,411
Leasehold and land improvements	5,525	5,372
Buildings	217,384	214,146
Machinery and equipment	86,674	82,396
Construction in progress	13,619	10,033
Less: Accumulated depreciation	(132,230)	(117,657)
Property, plant and equipment, net	$205,613	$207,701

Depreciation expense on property, plant and equipment, was $12,785, $10,795 and $12,709 for the years ending December 31, 2023, 2022 and 2021, respectively.

4. ACQUISITIONS

Rose Acquisition - Put/Call Option

On November 15, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with Rose and other parties, including the shareholders of Rose (collectively, the “Rose Sellers”), for the acquisition of a 70% interest in Rose pursuant to the terms of the Purchase Agreement.

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, have remained in their current roles with Rose post-Acquisition and have retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and March 31, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms can also acquire 34% of the Retained Interest between December 31, 2023 and March 31, 2024. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the applicable prior calendar year. If exercised upon a liquidity event, the Option Price is subject to a minimum amount which varies depending on the year on which it is exercised.

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

5. INVESTMENTS

Village Fields Hemp USA LLC

The net assets of VF Hemp were $0 as of December 31, 2023 and 2022, respectively. The Company's net loss for the years ended December 31, 2023, 2022 and 2021 were $0, $2,668, and $308, respectively. Included in the losses for the year ended December 31, 2022, is a loss of $2,284 which represents the Company’s share of losses from the impairment of inventory at VF Hemp. In conjunction with the inventory write-off, the Company also wrote-off the remaining balance of its loan to VF Hemp in the amount of $592, which has been recorded as a loss on joint venture loan in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

Altum

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest accrues at a rate of 12% per annum, calculated monthly. Unless earlier repaid, or converted into ordinary shares of Altum, the principal and accrued interest of the Note will be due and payable on August 10, 2023. As of December 31, 2023 and 2022, the balance of the Note including accrued interest was $0 and $791, respectively. Altum repaid the note, including accrued interest, in June 2023.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

6. GOODWILL AND INTANGIBLES ASSETS

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment. Throughout 2023 and 2022, the Company recognized macroeconomic challenges, decreases in market capitalization, decreases in transaction multiples, and continued ambiguity in federal regulations with respect to the U.S. CBD market.

During the years ended December 31, 2023 and 2022, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook.

Year Ended December 31, 2023

As of December 31, 2023, when the Company considered qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company tested that segment’s assets, including goodwill and intangible assets for impairment.

Cannabis - U.S. - Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection from budgets approved by senior management for 2024 to 2029 with an average revenue growth rate of 8% over 6 years, followed by terminal growth rate of 4.1%. Management concluded that as of December 31, 2023, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $11,300 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 11%. An increase of 1% to the discount rate, would increase the impairment by approximately $1,700.
•
Terminal growth rate: A decrease of 0.5% in the terminal growth rate would increase the impairment by approximately $700.
•
Future cash flows: A decrease in future cash flows by 10% would increase the impairment by approximately $1,300.

Cannabis – U.S. – Brand

The fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. An average revenue growth rate of 8% was used over 6 years, followed by terminal growth rate of 4.1%. Management concluded that as of December 31, 2023, the fair value value was lower than its carrying amount and as a result, an impairment charge to the brand intangible of $2,720 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 11%. An increase of 1% to the discount rate, would increase the impairment by approximately $200.
•
Royalty rate: An incremental royalty rate of 3.5% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.5% would increase the impairment to brand by $1,600.
•
Future revenues: A decrease in future revenues by 10% would increase the impairment by approximately $200.

Cannabis – Canada – Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection from budgets approved for 2024, which was extended to 2027 with a compound annual revenue growth rate of 16% from 2024 to 2027, followed by terminal growth rate of 4%. Management concluded that the fair value was higher than its carrying amount by approximately $2,565 as of December 31, 2023 and therefore no impairment to goodwill was required.

The significant assumptions applied to the determination of the fair value are described below:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

•
Post-tax discount rate: An increase of approximately 0.07% in the discount rate would result in the fair value being equal to the carrying value, and each additional 0.5% increase would result in an additional impairment of approximately $18,858.
•
Terminal growth rate: A decrease in approximately 0.1% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an additional impairment of approximately $17,350.
•
Future cash flows: A decrease in the future cash flows before net working capital by approximately 1.0% would result in the fair value being equal to the carrying value, and each additional 5% decrease would result in an additional impairment of approximately $16,595.
•
Net working capital: Net working capital ranges between 40% and 45% of revenue. An increase of 6% in net working capital investment would result in the fair value being equal to the carrying value, and each additional 5% increase would result in an additional impairment of approximately $3,017.

Cannabis – Canada – Brand

The fair value of the brand was determined based on a discounted cash flow projection, covering a four-year period. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that the fair value was higher than its carrying value of $3,545 by approximately $453 as of December 31, 2023 and therefore, no impairment to brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase in the discount rate by 1% would result in the fair value being equal to the carrying value, and each additional 1% increase in the discount rate would result in an impairment of approximately $302.
•
Royalty rate: An incremental royalty rate of 3.5% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.12% would result in the recoverable amount being equal to the carrying value.
•
Future revenues: A decrease in future revenues by 12% would result in the fair value being equal to the carrying value, and each additional 10% decrease in the future revenues would result in an impairment of approximately $317.

Year Ended December 31, 2022

As of June 30, 2022, when the Company considered these qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company tested that segment’s assets, including goodwill and intangible assets for impairment.

Cannabis – U.S. – Goodwill

The fair value of the reporting unit was determined based on a transaction multiple of somewhat similar CBD-based companies. Management concluded that as of June 30, 2022, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $25,169 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Transaction multiples: A market-based revenue multiple of 1.6x was utilized to determine the fair value. A decrease in the multiple of .25x, would increase the impairment to goodwill by $7,000.

Cannabis – U.S. - Brand

The fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that as of June 30, 2022, the fair value was lower than its carrying value of $9,250 and as a result, an impairment charge to the brand intangible of $4,630 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

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

Cannabis – Canada – Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection from budgets approved by senior management covering a three-year period. Management concluded that the fair value was higher than its carrying amount by approximately $17,196 as of December 31, 2022 and therefore no impairment to goodwill was required.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase in 0.5% in the discount rate would result in the fair value being equal to the carrying value, and each additional 1% increase would result in an additional impairment of approximately $29,299.
•
Terminal growth rate: A decrease in 0.7% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 1% decrease would result in an additional impairment of approximately $18,229.
•
Future cash flows: A decrease in the future cash flows by 5.5% would result in the fair value being equal to the carrying value, and each additional 5.0% decrease would result in an additional impairment of approximately $15,126.

Cannabis – Canada – Brand

The fair value of the brand was determined based on a discounted cash flow projection, covering a three-year period Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that the fair value was higher than its carrying value of $3,420 by approximately $1,033 as of December 31, 2022 and therefore, no impairment to brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase in the discount rate by 2% would result in the fair value being equal to the carrying value, and each additional 1% increase in the discount rate would result in an impairment of approximately $308.
•
Royalty rate: An incremental royalty rate of 3.5% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by 0.5% would result in an impairment of approximately $3,469.
•
Future revenues: A decrease in future revenues by 20% would result in the fair value being equal to the carrying value. Any further decreases to future revenues would result in the value of the brand being written down to $nil.

Cannabis – Canada – Definite-Lived Intangible

At December 31, 2022, the Company also evaluated the recoverability of its definite-lived intangible assets which includes customer relationship and license intangibles. The Company concluded the undiscounted cash flows of the asset group exceeded its carrying value of $24,969 at December 31, 2022 and therefore no impairment to the definite-lived intangibles was required.

Cannabis – U.S. - Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection from budgets approved by senior management covering a three-year period. Management concluded that as of December 31, 2022, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $13,500 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

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

U.S. Cannabis - Brand

The fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded the fair value was higher than its carrying value of $4,620 by approximately $380 as of December 31, 2022, and therefore, no impairment charge to the brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Royalty rate: An increase to the incremental royalty rate of 0.05% would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an additional impairment of approximately $3,320.
•
Future revenues: A decrease in future revenues by 8% would result in the fair value being equal to the carrying value, and each additional decrease of 5% would result in an impairment of $220.
•
Post-tax discount rate: An increase in the discount rate of 0.5% would result in the fair value being equal to the carrying value, and each increase of 0.5% would result in an additional impairment of $420.

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of January 1, 2022	$57,525	$60,008	$117,533
Purchase price adjustment	3,755	—	3,755
Reclassification to intangible assets	(14,170)	—	(14,170)
Foreign currency translation adjustment	(2,224)	—	(2,224)
Impairments	—	(38,669)	(38,669)
Balance as of December 31, 2022	$44,886	$21,339	$66,225
Foreign currency translation adjustment	993	—	993
Impairments	—	(11,300)	(11,300)
Balance as of December 31, 2023	$45,879	$10,039	$55,918

Intangible Assets

Intangibles consisted of the following:

Classification	December 31, 2023	December 31, 2022
Licenses	$18,540	$17,691
Brand and trademarks*	12,795	12,719
Customer relationships	13,586	13,291
Computer software	1,974	1,955
Other*	144	144
Less: Accumulated amortization	(7,414)	(4,013)
Less: Impairments	(7,350)	(4,630)
Intangibles, net	$32,275	$37,157

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

*Indefinite-lived intangible assets.

The expected future amortization expense for definite-lived intangible assets as of December 31, 2023 is as follows:

Fiscal period
2024	$3,386
2025	3,297
2026	3,206
2027	3,206
2028	1,921
Thereafter	11,670
Intangibles, net	$26,686

Amortization expense for intangibles for the years ended December 31, 2023, 2022 and 2021 were $3,141, $2,259 and $916, respectively.

7. ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022
Received not invoiced	$4,510	$6,252
Accrued payroll	3,193	2,766
Accrued grower partner payables	1,991	824
Other	5,382	3,222
	$15,076	$13,064

8. LEASES

The Company’s operating leases consist of a parcel of land in Marfa, Texas that one of its greenhouses resides on, two distribution centers located in Fort Worth, Texas and Surrey, British Columbia, and production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters, and office and manufacturing space in Denver, Colorado for BHB’s headquarters and operations. Rose owns land and leases a building for headquarters and operations in Montreal, Quebec.

The components of lease related expenses are as follows:

	Year ended December 31,
	2023	2022
Operating lease expense (a)	$4,879	$4,434

(a)
Includes short-term and variable lease costs of $1,986 and $999 for the years ended December 31, 2023 and 2022, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$2,704	$2,505
Operating cash flows (liability reduction)	$1,893	$1,783

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,578	$3,221

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Other information related to operating leases was as follows:

December 31, 2023
Weighted average remaining lease term:
Operating leases	5.40
Weighted average discount rate:
Operating leases	7.75%

Maturities of lease liabilities as of December 31, 2023 were as follows:

Operating leases
2024	$3,001
2025	3,238
2026	3,318
2027	2,734
2028	2,275
Thereafter	1,718
Total minimum lease payments	16,284
Less amounts representing interest	(2,837)
Total lease obligation, net of interest	13,447
Less current portion	(2,112)
Long-term portion of lease obligations, net of interest	$11,335

9. LINE OF CREDIT AND LONG-TERM DEBT

	Balance outstanding as of December 31,
	2023	2022
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at a rate of 8.96%; matures May 3, 2027	$22,788	$24,755
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.95%; matures February 2026	8,298	9,664
Term loan - Pure Sunfarms - C$25.0 - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.95%; matures February 2026	13,201	14,867
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at a rate of 10.95%, matures December 31, 2031	3,771	4,181
Total	$48,058	$53,467

On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) for its line of credit ("Operating Loan"). The Modification eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. This Modification did not have a material effect on the Company's results of operations or its financial position. The Company’s Operating Loan had $4,000 amount drawn on the facility as of December 31, 2023 and December 31, 2022.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of December 31, 2023 and 2022 was $117,293 and $113,159, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of December 31, 2023 and 2022 was $28,034 and $26,666, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The Pure Sunfarms line of credit had $0 and $3,529 outstanding as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, Pure Sunfarms had an outstanding letter of credit issued to BC Hydro against the revolving line of credit of $0 and C$4,145, respectively.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was not in compliance with one financial covenant under the FCC Loan. Subsequent to December 31, 2023 the Company received a waiver from FCC for the annual test on December 31, 2023 for one financial covenant. Unless amended, the covenant will be reinstated for fiscal year 2024. FCC measures the Company's financial covenants once a year on the last day of the year.

Village Farms was in compliance with all of its remaining covenants under its other credit facilities.

The weighted average interest rate on short-term borrowings as of December 31, 2023 and 2022 was 9.44% and 9.12%, respectively.

Accrued interest payable on the Credit Facilities and loans as of December 31, 2023 and 2022 was $390 and $398, respectively, and these amounts are included in accrued liabilities in the statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2024	$5,833
2025	5,833
2026	17,148
2027	17,358
2028	471
Thereafter	1,415
$48,058

10. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2023 and 2022, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk.

There were no financial instruments categorized as Level 3 at December 31, 2023 and December 31, 2022, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2023 and 2022, respectively.

For its investments, the Company has elected the practicability exception to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus any observable price changes of an identical or similar investment.

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become defendants in certain employment claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any defendant legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a company employee who also owns a minority interest in Rose. For the years ended December 31, 2023, 2022 and 2021, the Company paid C$213, C$163 and C$30, respectively to lease this office space.

One of the Company's employees is related to a member of the Company’s executive management team and received approximately $118, $115 and $114 in salary and benefits during the years ended December 31, 2023, 2022 and 2021, respectively.

13. INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023
	Current	Deferred	Total
US Federal	$—	$—	$—
US State	34	—	34
Canadian	371	4,046	4,417
	$405	$4,046	$4,451

	2022
	Current	Deferred	Total
US Federal	$—	$14,650	$14,650
US State	72	(2,085)	(2,013)
Canadian	(5,222)	(2,734)	(7,956)
	$(5,150)	$9,831	$4,681

	2021
	Current	Deferred	Total
US Federal	$—	$(3,278)	$(3,278)
US State	135	(176)	(41)
Canadian	(795)	588	(207)
	$(660)	$(2,866)	$(3,526)

The (recovery of) provision for income taxes reflected in the consolidated statements of (loss) income for the years ended December 31, 2023, 2022 and 2021 differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
(Loss) income before income taxes	$(27,368)	$(96,734)	$(12,651)
Tax (recovery) calculated at US domestic tax rates	(5,747)	(20,339)	(2,592)
State tax adjustments	(457)	(1,799)	(230)
Non-deductible items	1,100	928	1,516
True up of prior year income tax estimates	318	—	(648)
Deferred adjustment	32	(3,324)	(2,429)
Tax rate differences on deferred items	(34)	308	397
Foreign rate differentials	—	88	86
Change in tax rates	135	5	5
Change in valuation allowance	9,111	28,684	57
Other	(7)	130	312
Recovery of income taxes	$4,451	$4,681	$(3,526)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

The statutory tax rate in effect in Canada and the United States for the year ended December 31, 2023, 2022 and 2021 was 27%, 21%, respectively.

The blended effective tax rate for 2023 was (16.3%) compared to (4.8%) and 27.9% in 2022 and 2021, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Other assets	$6,636	$5,536
Long-term debt	824	943
Tax losses: Non-capital and farm losses	37,665	33,579
Provisions: Debt and unit issuance costs	1,058	1,683
Tax losses: Valuation allowance	(39,530)	(30,419)
	6,653	11,322
Deferred tax liabilities:
Joint venture shares	(2,464)	(2,406)
Cash adjustment	(15,356)	(12,861)
Property, plant and equipment	(8,362)	(11,610)
	(26,182)	(26,877)
Net tax assets	$(19,529)	$(15,555)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has recorded a valuation allowance on its deferred tax assets for the years ended December 31, 2023 and 2022 of $39,530 and $30,419, respectively.

Included in the schedule of deferred tax assets and liabilities above are US federal net operating loss carryforwards of approximately $111,831 and $106,428 as of December 31, 2023 and 2022, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forwards of approximately $43,554 and $42,768 as of December 31, 2023 and 2022, respectively, which started to expire in 2023. The Canadian Federal Non-Capital Loss carry forwards are $56,009 and $43,829 as of December 31, 2023 and 2022, respectively. The Canadian Provincial Non-Capital Loss carry forwards are $13,158 and $15,974, as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2023 and 2022, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as Canada and its provinces. As of December 31, 2023, the Company’s tax years for 2020, 2021 and 2022 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2020 due to the expiration of the statute of limitations.

14. SEGMENT AND GEOGRAPHIC INFORMATION

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

For years ended December 31, 2023, 2022 and 2021, approximately 54%, 51% and 48%, respectively, of the Company’s total sales were in the United States. In 2023, the Company had one customer that individually represented more than 10% of total sales, comprising of 11.9%. In 2022, the Company had one customer that individually represented more than 10% of total sales, comprising of 14.6%. In 2021, the Company had two customers that individually represented more than 10% of its sales, comprising of 20.1% and 10.6% of sales, respectively.

As of December 31, 2023, the Company’s trade receivables had two customers that represented more than 10% of the balance of trade receivables, representing 21.1% and 10.2% of the balance, respectively. As of December 31, 2022, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 19.1% of the balance. As of December 31, 2021, the Company’s trade receivables had one customer that represented more than 10% of the balance of trade receivables, representing 29.0% of the balance.

The Company’s primary operations are in the United States and Canada. Segment information as of and for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Sales
Produce	$151,243	$160,252	$159,778
Cannabis – Canada	114,030	109,882	96,434
Cannabis – United States	20,330	23,302	11,345
Energy	—	136	463
	$285,603	$293,572	$268,020
Interest expense
Produce	$2,332	$1,472	$561
Cannabis – Canada	2,177	1,768	2,236
Cannabis – United States	—	—	1
Energy	—	4	37
	$4,509	$3,244	$2,835
Interest income
Corporate	$837	$196	$117
Cannabis – Canada	157	11	9
Cannabis – United States	24	—	—
	$1,018	$207	$126
Depreciation and amortization
Produce	$5,386	$5,044	$5,238
Cannabis – Canada	9,124	7,445	5,875
Cannabis – United States	335	565	299
Energy	—	—	1,297
Cannabis – Netherlands	1,081	—	—
	$15,926	$13,054	$12,709
Gross margin
Produce	$179	$(17,382)	$1,474
Cannabis – Canada	35,940	29,388	37,209
Cannabis – United States	13,328	15,659	7,947
Energy	(21)	(168)	(1,451)
	$49,426	$27,497	$45,179

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Total assets	2023	2022
United States	$103,345	$113,497
Canada	357,499	346,126
Netherlands	6,145	5,662
	$466,989	$465,285

Property, plant and equipment, net	2023	2022
United States	$37,847	$37,780
Canada	166,762	169,921
Netherlands	1,004	—
	$205,613	$207,701

15. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of Common Shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows:

	For the Years Ended December 31,
(shares in thousands)	2023	2022	2021
Numerator:
Net loss including non-controlling interests	$(31,819)	$(101,415)	$(9,125)
Less: Net (income) loss attributable to non-controlling interests	21	269	46
Net loss attributable to Village Farms International, Inc. shareholders	$(31,798)	$(101,146)	$(9,079)
Denominator:
Weighted average number of common shares – basic	108,728	89,127	82,161
Effect of dilutive securities – share-based employee options and awards	—	—	—
Weighted average number of common shares – diluted	108,728	89,127	82,161
Anti-dilutive options and awards (1)	6,947	4,089	3,822
Net loss per ordinary share:
Basic	$(0.29)	$(1.13)	$(0.11)
Diluted	$(0.29)	$(1.13)	$(0.11)

(1)
Options to purchase shares of common stock and unvested RSUs are not included in the calculation of net (loss) income per share because the effect would have been anti-dilutive.

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On January 30, 2023, the Company closed a public offering (the "Offering") of 18,350,000 Common Shares at a price of US$1.35 per share together with accompanying warrants to purchase up to 18,350,000 Common Shares, which have an exercise price of US$ 1.65 per share (the "Warrants"). The gross proceeds from the Offering were approximately US$25 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are being used for general working capital. The accompanying Warrants have an exercise price of US$1.65 and became exercisable beginning six months from issuance and will expire five years from the date of initial exercisability.

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

The Company’s Share-Based Compensation Plan (the “Plan”) dated January 1, 2010, was most recently approved by Shareholders on June 10, 2021. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 4,078 shares remain available for issuance as of December 31, 2023.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2023	2022	2021
Expected volatility	85.7% - 87.8%	84.0% - 89.9%	68.3% - 75.7%
Dividend	$nil	$nil	$nil
Risk-free interest rate	2.76% - 4.15%	1.41% - 3.28%	1.07% - 1.54%
Expected life	6.5 years	6.5 years	4.5 years - 6.9 years
Fair value	$0.44 - $0.82	$0.93 - $4.33	$4.29 - $7.31

Stock option transactions under the Company’s plan for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,067,322	$5.42	6.82	$15,735
Granted during 2021	792,236	$8.47	9.78	$57
Exercised during 2021	(177,000)	$1.07	1.14	$1,813
Forfeited/expired during 2021	(60,000)	$10.70
Outstanding at December 31, 2021	3,622,558	$6.20	7.89	$6,530
Exercisable at December 31, 2021	2,042,663	$4.80	5.14	$6,001
Granted during 2022	725,360	$2.74	9.70	$16
Exercised during 2022	(180,000)	$1.30	0.51	$772
Forfeited during 2022	(78,500)	$8.45
Outstanding at December 31, 2022	4,089,418	$5.76	6.77	$152
Exercisable at December 31, 2022	2,549,401	$5.88	5.46	$133
Granted during 2023	3,492,991	$0.94	9.34	$130
Exercised during 2023	(100,000)	$0.83		$71
Forfeited during 2023	(535,833)	$4.04
Outstanding at December 31, 2023	6,946,576	$3.50	7.54	$83
Exercisable at December 31, 2023	3,081,262	$6.07	5.44	$1

The weighted-average grant-date fair value of options granted during the years 2023, 2022 and 2021 was $0.71, $3.31 and $6.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $71, $772 and $2,273, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2023 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2023	1,540,017	$3.72
Granted	3,492,991	$0.71
Vested	(739,361)	$3.89
Forfeited	(428,333)	$2.76
Non-vested at December 31, 2023	3,865,314	$1.07	$82

As of December 31, 2023, there was approximately $1,833 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

Performance-based restricted share unit activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	869,000	$5.89
Granted	158,000	$7.72
Issued	(487,000)	$5.70
Forfeited/expired	(310,000)	$6.66
Outstanding at December 31, 2021	230,000	$6.83
Exercisable at December 31, 2021	200,000	$6.49
Granted	—	—
Exercised	(200,000)	$6.41
Forfeited	—	—
Outstanding at December 31, 2022	30,000	$8.31
Exercisable at December 31, 2022	30,000	$8.31
Granted	—	—
Issued	(10,000)	$8.31
Forfeited/expired	(20,000)	$8.31
Outstanding at December 31, 2023	—	$-
Exercisable at December 31, 2023	—	$-

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Total share-based compensation for the years ended December 31, 2023, 2022 and 2021 of $3,111, $3,987 and $7,533, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.
17. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2023	2022	2021
Trade receivables	$(2,525)	$3,310	$(9,914)
Inventories	(5,282)	(14,583)	(16,761)
Lease liabilities	(1,893)	—	—
Due from joint ventures	—	—	4
Other receivables	9	(4)	(399)
Prepaid expenses and deposits	(1,151)	3,815	(3,201)
Trade payables	(3,546)	6,697	6,327
Accrued liabilities	5,665	7,805	(10,389)
Other assets, net of other liabilities	6,635	(9,286)	(12,816)
	$(2,088)	$(2,246)	$(47,149)