Form 10-K/A
period 2023-12-31
Village Farms International, Inc.
filed 2024-04-26
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

As of March 6, 2024, the registrant had 110,248,929 Common Shares outstanding.

PCAOB: 271 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Vancouver, British Columbia, Canada

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2023 Form 10-K”) of Village Farms International, Inc. (the “Company”) for the year ended December 31, 2023 (“Fiscal 2023”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024. We are filing this Amendment to amend Part III of the 2023 Form 10-K to include the information required by and not included in Part III of the 2023 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2023.

In addition, the Exhibit Index in Item 15 of Part IV of the 2023 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
John R. McLernon	83	Chairman of the Board of Directors*
John P. Henry	76	Director*
David Holewinski	85	Director*
Kathleen M. Mahoney	69	Director*
Christopher C. Woodward	67	Director*
Michael A. DeGiglio	69	Chief Executive Officer and Director
Stephen C. Ruffini	64	Chief Financial Officer and Director

* Denotes independent director within the meaning of Nasdaq and SEC rules and regulations.

Business Experience of Directors and Executive Officers

John R. McLernon – Chairman of the Board of Directors

Mr. McLernon has been the Chairman and a director of the Company since 2006. Mr. McLernon is President of McLernon Consultants Ltd. He is Honourary Chairman and Co-Founder of Colliers International (“Colliers”), a global commercial real estate services company operating from 485 offices in 65 countries. He served as Chairman and Chief Executive Officer of Colliers from 1977 to 2002 and as Chairman until December 2004. Mr. McLernon also serves as a director of several public and private companies as well as major nonprofit organizations, and is Chairman of A&W Revenue Royalties Income Fund and City Office REIT, Inc.*

John P. Henry – Director

Mr. Henry has been a director of the Company since 2006. From 1981 to 2000, Mr. Henry was employed by Ocean Spray Cranberries, Inc. (“Ocean Spray”), retiring as Senior Vice-President of Grower Relations and Chief Financial Officer in 2000. Ocean Spray grew from $400 million to $1.3 billion in revenues during his tenure. Mr. Henry also served as a Director of Nantucket Allserve Inc., a majority owned subsidiary of Ocean Spray. From 1980 to 1981, he was Chief Financial Officer of Castle Toy Co, Inc., and prior to that, Mr. Henry was employed by Laventhol and Horwath providing auditing, consulting, and tax services to large public and private companies. He received a Bachelor of Science degree in Business Administration and a Master in Taxation degree from Bryant College in Smithfield, Rhode Island. Mr. Henry is a non-practicing Certified Professional Accountant in the State of Rhode Island.

David Holewinski – Director

Mr. Holewinski has been a director of the Company since 2011. Mr. Holewinski is a Management Consultant. He served as a director of Agro Power Development Inc. (“APDI”) from 2004 until October 2006. Between 1995 and 2000, Mr. Holewinski served as Senior Vice President of Business Development for APDI. Mr. Holewinski has co-founded two biotechnology companies, co-founded a company with computer and internet security, as well as co-founded a company with novel precast concrete technology for the construction industry. Between 1983 and 1988, Mr. Holewinski was a Manager of Business Development for ConAgra Foods, Inc. Mr. Holewinski has a Bachelor of Arts degree from Pennsylvania State University and a Master of Business Administration degree from Harvard University.

Kathleen M. Mahoney – Director

Ms. Mahoney became a director of the Company in March 2023. Most recently, Ms. Mahoney served for more than 15 years in executive level operational and legal positions with SpartanNash Company (Nasdaq: SPTN), a Fortune 400 grocery and consumer goods distributor, wholesaler and retailer, and its predecessor Nash Finch Company. Prior to her tenure with SpartanNash, Ms. Mahoney practiced law for more than 20 years, including as Managing Partner at Larson King, LLP, and Partner at Oppenheimer Wolff & Donnelly. Ms. Mahoney began practicing law as Special Assistant Attorney General with the Minnesota Attorney General's Office. Ms. Mahoney has received grocery industry recognition throughout her career, having been named one of the 100 Most Influential Women in Michigan by Crain’s (2016), a Woman of Influence in the Food Industry by the Griffin Report (2018), a Top Woman in Grocery by Progressive Grocer (2012 and 2019), and a Women in Business Industry Leader by the Minneapolis St. Paul

Business Journal (2011). Ms. Mahoney is a former member of the National Association of Corporate Directors, and a former member of the Grand Rapids, MI Chamber of Commerce Governance Committee and the Policy Committee and has more than 25 years of nonprofit board service, including serving in the role of Chair. She holds a JD, cum laude, from Syracuse University School of Law.

Christopher C. Woodward – Director

Mr. Woodward has been a director of the Company since 2006. Prior to the purchase of the Canadian assets, he served as a Trustee of Hot House Growers and its previous companies. Mr. Woodward serves as chair or director of a number of private and public companies as well as charitable institutions. These include the P.A. Woodward Medical Foundation, Brentwood College and Second Street.Org. He is currently Chair of the Keg Royalty Trust, Vice Chair of Cambie Surgery Corp, and Director of the Great Western Brewery. He is past Chair of the Vancouver Coastal Health Authority and Providence Health Care. Mr. Woodward received his Bachelor of Arts (Economics) degree from the University of Western Ontario.

Michael A. DeGiglio – Chief Executive Officer and Director

Mr. DeGiglio, Director and Chief Executive Officer of the Company. Mr. DeGiglio is a founder of Village Farms International through predecessor companies and has served as its Director and Chief Executive Officer since its inception in 1989. Mr. DeGiglio joined EcoScience Company (Nasdaq) a bio-technology company, in November 1992 upon its acquisition of Agro-Dynamics Inc., a company Mr. DeGiglio founded in 1984 and where he served as President since its inception. Additionally, he served as President and Chief Executive Officer of EcoScience from 1995 until its merger with Village Farms in 1999. Prior to commencing his business career in 1983, Mr. DeGiglio served on active duty in the United States Navy from 1976 through 1983, and in the Naval Air reserves from 1983 through 2001, retiring at the rank of Captain. Throughout his Naval career, Captain DeGiglio held multiple Department head positions, successfully completed a tour as Commanding Officer of a jet squadron, performed multiple tours overseas, accumulated over 5,000 hours of military flight time, and completed numerous senior management and military courses. Mr. DeGiglio received a Bachelor of Science degree in Aeronautical Science from Embry Riddle Aeronautical University (ERAU) in Daytona Beach, Florida. He has served as the former Chairman of the Presidential Advisory Board of ERAU.

Stephen C. Ruffini – Chief Financial Officer and Director

Mr. Ruffini has been a director of the Company since 2014 and Chief Financial Officer of the Company since 2009. From 2001 to 2005, Mr. Ruffini was a Director and Chief Financial Officer of HIT Entertainment, Ltd., which was the preeminent young children’s entertainment company listed on the London Stock Exchange. From 2006 to 2008, he was the Chief Financial Officer of Performing Brands, which was a publicly listed U.S. company in the beverage industry. He was a Tax Manager with Arthur Andersen from 1984 to 1993. Mr. Ruffini has a Master of Business Administration degree from the University of Texas and a Bachelor of Business Administration degree from Southern Methodist University.

Other Directorships

Other than as indicated within this section under the caption titled Business Experience of Directors and Executive Officers, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1933, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Family Relationships

There are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

No director is, to the knowledge of the Company as at the date of this Annual Report on Form 10-K/A for the year ended December 31, 2023 (as amended, this “Annual Report”), or has been, within 10 years before the date of this Annual Report on Form 10-K/A, a director, chief executive officer or chief financial officer of any company (including the Company) that: (i) was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days, (ii) was subject to cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days that was issued after the director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer, (iii) while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets, (iv) become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromised with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, or (v) has been involved in any criminal convictions or proceedings, order or judgment or decree limiting the person from engaging in any type of business or securities, nor found by a court or the SEC to have violated a United States federal or state securities law nor found by a court or the Commodity Futures Trading Commission to have violated any United States federal commodities law.

No director of the Company has been subject, to the knowledge of the Company, to (i) any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority, or (ii) any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and executive officers, we believe that all the Section 16(a) filing requirements for our executive officers, directors and greater than 10% shareholders for the year ended December 31, 2023, were filed in a timely manner, except for Ann Gillin Lefever, who inadvertently reported two late transactions: one on Form 3 and one Form 4 (both filed with the SEC on May 8, 2023); and Stephen C. Ruffini and Michael A. DeGiglio, who each inadvertently reported one late transaction each on Form 4 (both filed with the SEC on February 8, 2023).

Ethical Business Conduct

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics and Whistleblowing Policy (the “Code”). The Code is available on our website at http://www.villagefarms.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

The board of directors of the Company (the "Board") has not granted any waiver of the Code in favor of a director or officer of the Company. No current reports on Form 8-K have been filed since the beginning of the Company’s most recently completed fiscal year that pertain to any conduct of a director or executive officer that constitutes a departure from the Code.

The Company has developed a disclosure policy (the “Disclosure Policy”) to ensure that the Company meets its obligations under the various of provisions of U.S. and/or Canadian securities laws and applicable stock exchange rules relating to the requirement to make continuous and timely disclosures. This policy applies to all directors, officers and other employees of the Company and its subsidiaries, as well as all other individuals authorized to speak on behalf of the Company. The Chief Executive Officer and the Chief Financial Officer are responsible for the implementation of this policy, together with other persons designated by them (the “Disclosure Committee”).

Under this policy, the Disclosure Committee has the responsibility to:

1.
review and approve, all written, electronic and oral statements that may contain Material Information, as defined in the Disclosure Policy, prior to being Disclosed, as defined in the Disclosure Policy;
2.
make determinations about whether: (i) any information is Material Information; (ii) a material change has occurred; (iii) selective disclosure has been or might be made; or (iv) a misrepresentation has been made; and, in this regard, consult with counsel or other appropriate experts as the Disclosure Committee may deem necessary.

3.
make all other determinations under this policy and grant any exemptions from this policy;
4.
monitor the effectiveness of and compliance with this policy;
5.
regularly update this policy to take account of new developments and standards of best practices; and
6.
report to the Board of the Company or a committee of the Board as contemplated by section F.1 of this policy and by the other provisions of this policy.

A copy of the Disclosure Policy can be found on our website at http://www.villagefarms.com under the Governance section of our Investors page.

Committees of the Board

The Company has a standing Audit and Risk Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, each of which are composed entirely of independent directors.

Audit and Risk Committee

The Audit and Risk Committee of our Board reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our Audit Committee consists of three directors, Messrs. Henry, Holewinski and Woodward, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Henry is the chairman of the Audit Committee, and our Board has determined that Mr. Henry is an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”) rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our Audit and Risk Committee meets the criteria for independence under, and the functioning of our Audit and Risk Committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit and Risk Committee include:

1.
serves as an independent and objective party to monitor the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance, including the review of our consolidated financial statements, MD&A and annual and interim results;
2.
identifies and monitors the management of the principal risks that could impact our financial reporting;
3.
monitors the independence and performance of our independent auditors, including the pre-approval of all audit fees and all permitted non-audit services in accordance with federal securities laws and the rules and regulations of the SEC;
4.
monitors and assesses strategic risk exposure, including determining that the nature and level of risk appropriate for the Company;
5.
considers the Company's major financial risk exposures and recommends mitigation steps to the Board;
6.
provides an avenue of communication among the independent auditors, management, and the Board; and
7.
encourages continuous improvement of, and foster adherence to, our policies, procedures and practices at all levels.

Compensation Committee

Our Compensation Committee reviews and determines the compensation of all our executive officers. Our Compensation Committee consists of four directors, Messrs. Henry, Holewinski, Woodward and Ms. Mahoney, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Woodward is the chairman of the Compensation Committee. Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

1.
reviews and makes recommendations to the Board regarding the corporate goals and objectives, performance and compensation of the Chief Executive Officer and Chief Financial Officer on an annual basis;

v

2.
evaluates the performance of the Chief Executive Officer;
3.
makes recommendations to the Board with respect to the compensation policies for the non-employee directors;
4.
makes recommendations regarding annual bonus policies for employees, the incentive-compensation plans and equity-based plans for the Company; and
5.
reviews executive compensation disclosure before the Company publicly discloses this information.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee of the Board (the “Nominating Committee”) consists of three independent directors, Messrs. Woodward and McLernon and Ms. Mahoney. Mr. Woodward is the chairman of the Corporate Governance and Nominating Committee.

Our Board has determined that the composition of our Corporate Governance and Nominating Committee satisfies the applicable independence requirements under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable listing requirements of, Nasdaq and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s responsibilities include:

1.
develops, recommends to the Board, implements and monitors policies and processes related to the Company’s corporate governance guidelines;
2.
review and provide in advance all material proposed related party transactions and potential conflict of interests that are not dealt with by a "special committee";
3.
identifies candidates for membership on the Board; and
4.
assists in educating directors and assessing their performance on an ongoing basis.

We post on our website www.villagefarms.com the charters of each of our board committees. The information on our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report, and the references to our website in this Annual Report are inactive textual references only.

Insider Trading Policy

The Company has also developed an insider trading policy (the “Insider Trading Policy”) to provide guidelines on employee trading in the Company’s securities. The Insider Trading Policy describes the standards of the Company, including its subsidiaries on trading, and causing the trading of, the Company’s securities or securities of certain other publicly traded companies while in possession of confidential information. The Insider Trading Policy applies to all Village Farms directors and all officers and other employees of the Company and their respective immediate family members.

A copy of the Insider Trading Policy can be found on our website at http://www.villagefarms.com under the Governance section of our Investors page and a copy of our Insider Trading Policy is filed as Exhibit 19.1 to the initial filing of this Annual Report filed on March 13, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table details the compensation information for the fiscal years ended December 31, 2023 and 2022 of the Company for our principal executive officer ("PEO") and each of our named executive officers ("Non-PEO NEOs”), as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K. All amounts presented are as recorded in U.S. dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael A. DeGiglio Chief Executive Officer	2023 2022	1,007,538 707,538	– –	82,440 (1) –	30,687 (2) 39,878 (2)	1,240,791 747,416
Stephen C. Ruffini Chief Financial Officer	2023 2022	540,000 440,000	– 50,000	164,800 (3) –	8,579 (4) 15,250 (4)	713,379 505,250
Ann Gillin Lefever Executive Vice President, Corporate Affairs	2023 2022	343,750 278,578	– –	164,800 (5) 395,000 (5)	6,615 (6) 4,000 (6)	515,245 677,578
Mandesh Dosanjh (7) President and CEO – Pure Sunfarms	2023 2022	341,132 394,928	118,080 85,258	– –	– –	459,212 480,186
1.
Mr. DeGiglio received a grant of 100,000 Options (as defined herein) in February 2023. The amount listed in this column represents the grant date fair value of the Options as calculated using the Black-Scholes option pricing model resulting in a value of US$0.8244 per Option. See Note 16 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating value pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”).
2.
Mr. DeGiglio received a $24,000 auto allowance and $6,687 in employer 401(k) matches during 2023 and a $24,000 auto allowance and $15,878 in employer 401(k) matches during 2022.
3.
Mr. Ruffini received a grant of 200,000 Options in February 2023. The amount listed in this column represents the grant date fair value of the Options as calculated using the Black-Scholes option pricing model resulting in a value of US$0.8244 per Option. See Note 16 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating value pursuant to ASC 718.
4.
Mr. Ruffini received $8,579 and $15,250 in employer 401(k) matches during fiscal years 2023 and 2022, respectively.
5.
Ms. Gillin Lefever received a grant of 200,000 Options in February 2023 and a grant of 100,000 Options in February 2022. The amounts listed in this column represent the grant date fair value of the Options as calculated using the Black-Scholes option pricing model resulting in a value of US$0.8244 per Option for the Options granted February 2023 and a value of US$3.95 per Option for the Options granted February 2022. See Note 16 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating value pursuant to ASC 718.
6.
Ms. Gillin Lefever received $6,615 and $4,000 in employer 401(k) matches during fiscal years 2023 and 2022, respectively.
7.
Mr. Dosanjh served as the President and Chief Executive Officer of Pure Sunfarms until November 16, 2023. Mr. Dosanjh earned a 2023 salary of C$460,339 through November 16, 2023, the date of his termination, and a bonus of [C$159,342 in respect of 2022].[1] His salary and bonus were converted into U.S. dollars at the weighted average 2023 exchange rate of 0.74106. Mr. Dosanjh had a 2022 salary of C$513,594 and [a bonus of C$110,876 in respect of 2021]. His salary and bonus for 2022 were converted into U.S. dollars at the weighted average 2022 exchange rate of 0.768949 Canadian dollars to one U.S. dollar.

Employment Agreements with NEOs

Mr. DeGiglio’s current employment agreement became effective July 13, 2020 for a term of three years. Under the terms of the employment agreement, Mr. DeGiglio’s employment term will be automatically extended for successive one-year periods, unless the Company provides 90-day advance notice of non-renewal of then-current term, which will be treated as termination without cause. Under the employment agreement, Mr. DeGiglio receives a base salary of $707,538 (with subsequent annual reviews for increases but not decreases as the Compensation Committee determines) and he is eligible to earn annual short term and long-term incentive plans (bonuses) each up to 100% of Mr. DeGiglio’s then-current base salary based on performance goals determined by the Compensation

Committee. Mr. DeGiglio also receives a monthly auto allowance of $2,000. Additionally, Mr. DeGiglio is entitled to six weeks of vacation. He is also entitled to participate in the Equity Plan (as defined below), which provides for grants of Options and other awards, as well as participation in our 401(k) Plan (as defined below) and 409A Plan (as defined below) and other welfare benefit plans including health and dental benefit plans.

Pursuant to Mr. DeGiglio’s employment agreement, Mr. DeGiglio is entitled to receive severance benefits in the following manner. If Mr. DeGiglio were to die or become disabled during the term of his employment agreement, he would be entitled to receive his then-current base salary and benefits for the greater of the remaining term of the agreement or 12-months. Mr. DeGiglio is also entitled to a lump sum payment of 36 months of his then-current base salary and a pro-rata short-term bonus amount payable within thirty days of his last date of employment, if terminated without cause or if Mr. DeGiglio resigns for Good Reason (as defined below), as well as continued participation in any welfare benefit plans for an 18-month post-termination period. Under the employment agreement, the Company can terminate Mr. DeGiglio for cause with no severance payments.

Mr. DeGiglio may terminate his employment agreement with or without Good Reason by providing the Board with a 30-day notice. “Good Reason” under the agreement means (i) a change materially adverse to Mr. DeGiglio’s position, authorities, functions, powers, responsibilities, or duties continuing for more than ten days after notice is provided by Mr. DeGiglio, (ii) a breach of the employment agreement by the Company, (iii) a change in location which is more than a 35-mile commute from Mr. DeGiglio’s current commute, or (iv) a change in control of the Company.

Mr. Ruffini’s employment agreement became effective July 1, 2023 and expires on June 30, 2026. Under the terms of the employment agreement, Mr. Ruffini's employment term will be automatically extended for successive one-year periods, unless the Company provides 90-day advance notice of non-renewal of then-current term, which will be treated as termination without cause. The employment agreement entitles Mr. Ruffini to receive a base salary of $400,000 (subject to further increases but not decreases as the Board shall determine) and he became eligible to earn an annual bonus opportunity of up to 50% of Mr. Ruffini’s then-current base salary based on quantitative and qualitative performance goals determined by the Chief Executive Officer and/or the Compensation Committee. Additionally, Mr. Ruffini is entitled to four weeks of vacation. He is entitled to participate in the Equity Plan, which provides for grants of Options and other awards, as well as in our 401(k) Plan and 409A Plan and other welfare benefit plans including health and dental benefit plans.

Pursuant to Mr. Ruffini’s employment agreement, Mr. Ruffini is entitled to receive severance benefits in the following manner. If Mr. Ruffini were to die or become disabled during the term of his employment agreement, he is entitled to receive his then-current base salary and benefits for the greater of the remaining term of the agreement or 12-months. Mr. Ruffini is also entitled to a lump sum payment of 18 months of his then-current base salary and a pro-rata bonus amount payable within thirty days of his last date of employment, if terminated without cause or if Mr. Ruffini resigns for Good Reason, as well continued participation in any welfare benefit plans for an 18-month post-termination period. The Company may terminate Mr. Ruffini for cause with no severance payments.

Mr. Ruffini may also terminate his employment agreement with or without Good Reason by providing the Chief Executive Officer and Chairman of the Board with a 30-day notice. “Good Reason” under the agreement means (i) a change materially adverse to Mr. Ruffini’s position, authorities, functions, powers, responsibilities, or duties continuing for more than ten days after notice is provided by Mr. Ruffini, (ii) a breach of the employment agreement by the Company, (iii) a change in location of the Company’s Lake Mary, Florida office that causes Mr. Ruffini an additional 15-mile commute, or (iv) a change in control of the Company.

Ms. Gillin Lefever's employment agreement as Executive Vice President, Corporate Affairs became effective February 7, 2022 with an initial term of two years. Under the terms of the employment agreement, Ms. Gillin Lefever's employment term will be automatically renewed unless either Ms. Gillin Lefever or the Company gives the other notice of termination not less than sixty days prior to the expiration of the employment agreement. The employment agreement entitles Ms. Gillin Lefever to receive a base salary of $300,000 and she is eligible to earn an annual bonus opportunity of up to 50% of Ms. Gillin Lefever’s then-current base salary based on quantitative and qualitative performance goals determined by the Chief Executive Officer and/or the Compensation Committee. Pursuant to her employment agreement, Ms. Gillin Lefever also received an Option grant on February 7, 2022 to acquire up to 100,000 common shares of the Company (the "Common Shares"), with a three-year vesting schedule. Additionally, Ms. Gillin Lefever is entitled to four weeks of vacation. She is entitled to participate in the Equity Plan, which provides for grants of Options and other awards, as well as in our 401(k) Plan and 409A Plan and other welfare benefit plans including health and dental benefit plans.

Pursuant to Ms. Gillin Lefever's employment agreement, if she is terminated without cause or if Ms. Gillin Lefever resigns for Good Reason, Ms. Gillin Lefever is entitled to receive her base salary plus a pro-rata portion of the STIP Bonus, and any share-based compensation plan she is eligible for at the rate in effect immediately prior to the effective date of the termination, for a period of six (6) months. The Company may terminate Mr. Gillin Lefever for cause with no severance payments.

Mr. Dosanjh’s employment agreement as President and CEO of Pure Sunfarms was effective November 5, 2020. For purposes of his employment and participation in the Company’s health and welfare benefit plans and pension plans, the Company recognized Mr. Dosanjh’s effective start date with Pure Sunfarms on October 1, 2018. The employment agreement entitled Mr. Dosanjh to receive an increase in his base salary, which was effective on January 1, 2021, to C$400,000 and an opportunity to earn a short-term incentive plan (bonus) of up to 80% of Mr. Dosanjh’s then-current base salary. Additionally, as part of his employment agreement, Mr. Dosanjh received a grant of performance-based restricted share units pursuant to the Equity Plan with vesting tied to the achievement of certain performance standards. Additionally, he was entitled to receive five weeks of vacation, participate in the Equity Plan, which provides for grants of Options and other awards, as well as in our Registered Retirement Savings Plan and other welfare benefit plans including health and dental plan benefits.

Pursuant to Mr. Dosanjh’s employment agreement, Mr. Dosanjh was entitled to receive severance benefits in the following manner. Mr. Dosanjh was entitled to payments equal to 18 months of his then-current base salary payable in equal installments over a one-year period, if terminated without cause. Mr. Dosanjh, as a result of termination without cause, was also entitled to a prorated bonus for the portion of the calendar year he was employed. The Company may terminate Mr. Dosanjh for cause with no severance payments and Mr. Dosanjh may terminate his employment with the Company by providing the Chief Executive Officer with 90-day notice.

In the event of a change of control of the Company, Mr. Dosanjh was entitled to a lump sum payment equal to 24-months of his then-current base salary, if the Company terminated his employment within 180 days of the change in control event and he would forfeit any entitlement to an annual or prorated bonus for any portion of the calendar year he was employed. Mr. Dosanjh resigned from employment with the Company effective as of November 16, 2023.

Retirement Benefits

The Company sponsors a retirement savings plan that is qualified under section 401(k) of the United States Internal Revenue Code (the “401(k) Plan”) and provides that participating employees are eligible to make contributions up to the prescribed limit, which was $22,500 for 2023. For the calendar year ended December 31, 2023, the Company matched 100% of a participant’s first 1% contribution and 50% on each participant’s contributions of 2% to 6%, with a two-year vesting period on the Company’s matching contributions.

The Company also sponsors a nonqualified deferred compensation plan for its NEOs and other executives under section 409A of the United States Internal Revenue Code (the “409A Plan”) and provides that participating employees are eligible to defer up to 80% of their salaries and annual cash bonuses on an annual basis. The Company may match up to 25% of the first 4% of employee salary deferrals. Since the summer of 2012, the Company suspended the Company match on the nonqualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price(1)	Option Expiration Date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Michael A. DeGiglio	100,000	-		$1.09	March 29,2026	-	-
	100,000	-		$13.60	March 12, 2029	-	-
	300,000	-		$4.68	September 30, 2030	-	-
	-	100,000	(2)	$1.08	February 1, 2033	-	-
Stephen C. Ruffini	100,000	-		$13.60	March 12, 2029	-	-
	200,000	-		$5.29	May 29, 2030	-	-
	66,667	33,333	(3)	$6.23	December 2, 2031	-	-
	-	200,000	(2)	$1.08	February 1, 2033	-	-
Ann Gillin Lefever	66,667	33,333	(4)	$5.20	February 7, 2032	-	-
	-	200,000	(2)	$1.08	February 1, 2033

(1)
The Option Exercise Price is in USD.
(2)
The Options were issued on February 1, 2023 and will vest over a three-year period, with one-third (1/3) of the issued Options vesting on each of the first 3 anniversaries of the date of the grant.
(3)
The Options were issued on December 2, 2021 and will vest over a three-year period, with one-third (1/3) of the issued Options vesting on each of the first 3 anniversaries of the date of the grant.
(4)
The Options were issued on February 7, 2022 and will vest over a three-year period, with one-third (1/3) of the issued Options vesting on each of the first 3 anniversaries of the date of the grant.

Director Compensation

Overview

The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes final decisions regarding such compensation.

Cash Compensation

Each non-employee director of the Company receives a retainer of $60,000 per year, payable in monthly installments and there are no meeting or teleconference fees. The director fees are now being paid in U.S. dollars as it is the dominant currency for the Company. The Chairperson of the Board receives an additional annual fee of $30,000, payable monthly, the Audit and Risk Committee Chairperson receives an additional $15,000 per year, payable monthly, and the Compensation Committee Chairperson receives an additional $10,000 per year, payable monthly. Directors are also entitled to be reimbursed for reasonable out-of-pocket expenses incurred by them in connection with their services as directors. Directors of the Company are also eligible to participate in the Equity Plan. Options were granted pursuant to the Equity Plan to non-employee directors in 2023, as the Compensation Committee believes that a portion of the total director compensation should be in the form of equity compensation.

The table below provides compensation information for the calendar year ended December 31, 2023 for each non-employee member of the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John R. McLernon (2)	90,000	100,000	190,000
John P. Henry (2)	75,000	100,000	175,000
Christopher C. Woodward (2)	70,000	100,000	170,000
David Holewinski (2)	60,000	100,000	160,000
Kathleen M. Mahoney (2)	50,000	100,000	150,000
(1)
The amounts listed in this column represent the grant date fair value of Options granted to these non-employee directors as calculated using the Black-Scholes model. During 2023, each of these non-employee directors received grants of 97,892 and 73,119 Options at grant date fair values of $0.51 and $0.68, respectively, as part of their 2023 compensation.
(2)
As of December 31, 2023, Messrs. McLernon, Henry, Woodward, Holewinski, and Ms. Mahoney had 365,316, 341,316, 376,316, 341,316 and 171,011 Options outstanding, respectively.

Pay Versus Performance

Provided below is the Company’s “pay versus performance” (“PVP”) disclosure as required pursuant to Item 402(v) of Regulation S-K promulgated under the Exchange Act.

This disclosure has been prepared in accordance with Item 402(v) and does not necessarily reflect the value actually realized by the PEO and Non-PEO NEOs or how our Compensation Committee evaluates compensation decisions in light of Company or individual performance. In particular, our Compensation Committee has not used “compensation actually paid” (“CAP”) as disclosed in the “Pay Versus Performance Table” below as a basis for making compensation decisions, nor does it use GAAP Net Loss, or any other performance measure for purposes of determining incentive compensation.

x

Year	Summary Compensation Table for PEO (1)(2) ($)	Compensation Actually Paid to PEO (3) ($)	Average Summary Compensation Table Total for Non-PEO NEOs (2) ($)	Average Compensation Actually Paid to Non-PEO NEOs (3) ($)	Total Shareholder Return (“TSR”) (4) ($)	Net Loss (5) ($)
2023	1,240,791	1,219,051	562,612	574,072	(94)	(31,798,000)
2022	747,416	(192,950)	462,705	(268,611)	(79)	(101,146,000)
2021	732,981	191,642	1,147,786	784,845	3	(9,079,000)

(1) Michael A. DeGiglio served as the principal executive officer of the Company during 2021, 2022 and 2023.

(2) The dollar amounts reported as total compensation for the Company’s PEO and the average of the amounts reported for the NEOs as a group (excluding the PEO) for each corresponding year are the amounts reported in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation – Summary Compensation Table” of this Annual Report on Form 10-K/A. The names of each of the NEOs (excluding the PEO) included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2023, Stephen C. Ruffini, Ann Gillin Lefever and Mandesh Dosanjh (ii) for 2022, Stephen C. Ruffini, Mandesh Dosanjh, Eric Janke and Bret Wiley; and (iii) for 2021, Stephen C. Ruffini, Mandesh Dosanjh, Orville Bovenschen and Derin Gemmel.

(3) The dollar amounts reported as “compensation actually paid” to the Company’s PEO and the average amount reported as “compensation actually paid” to the NEOs as a group (excluding the PEO), are computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to such PEO or the actual average amount of compensation earned by or paid to the NEOs as a group (excluding the PEO) during the applicable year. The valuation methodologies and assumptions used when calculating the equity values included in the compensation actually paid are not materially different than those used when calculating the amounts included in the Summary Compensation Table. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to the PEO’s total compensation and the average total compensation of the NEOs as a group (excluding the PEO) for each year to determine the compensation actually paid:

Year	PEO or NEOs	Reported Summary Compensation Table Total	MinusReported Value of Equity Awards (a)	PlusFair Value at Fiscal Year-end of Outstanding and Unvested Option Awards and Stock Awards Granted in the Fiscal Year	PlusChange in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	Plus Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	Plus Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years for Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	MinusFair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	PlusValue of Dividends or Earnings Paid on Equity Awards in the Fiscal Year that are not Otherwise Reflected in the Value of Total Compensation	EqualsCompensation Actually Paid
2023	PEO	$1,240,791	$(82,440)	$76,100	$—	$—	$(15,400)	$—	$—	$1,219,051
2023	NEOs	$614,312	$(164,800)	$164,883	$(19,300)	$—	$(8,300)	$—	$—	$574,072
2022	PEO	$747,416	$—	$—	$(468,000)	$—	$(472,366)	$—	$—	$(192,950)
2022	NEOs	$408,986	$—	$—	$(257,316)	$—	$(169,000)	$—	$—	$(17,330)
2021	PEO	$732,981	$—	$—	$(1,069,669)	$—	$528,330	$—	$—	$191,642
2021	NEOs	$1,147,786	$277,502	$41,450	$(268,222)	$—	$141,333	$—	$—	$784,845

(a) For the PEO, the grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns (as applicable) in the Summary Compensation Table for the applicable year. For the NEOs, the grant date fair value of equity awards represents the average of the amounts reported in the “Stock Awards” and “Option Awards” columns (as applicable) in the Summary Compensation Table for the applicable year.

(4) The comparison of total shareholder returns assumes that $100 was invested on December 31, 2020, in Village Farms.

(5) The dollar amounts reported represent the amount of net loss reflected in the Company’s audited financial statements for the applicable year.

Relationship between CAP and TSR

The graph below illustrates the relationship between CAP and our TSR for the CEO and the other NEOs.

CAP vs. Company TSR
Compensation Actually Paid ($ millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$(200)
$(400)
Total Shareholder Return (TSR)
$20
$-
$(20)
$(40)
$(60)
$(80)
$(100)
$3
$192
$785
$(79)
$(193)
$(269)
$1,219
$574
$(94)
2021
2022
2023
CEO CAP
Avg Other NEOs CAP
TSR

Relationship between CAP and GAAP Net Loss

The graph below reflects the relationship between the CEO and the average other NEOs CAP and our GAAP Net Loss for each year.

CAP vs. Net Loss
Compensation Actually Paid ($ millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$(200)
$(400)
GAAP Net Loss ($ millions)
$-
$(20,000)
$(40,000)
$(60,000)
$(80,000)
$(100,000)
$(120,000)
$192
$785
$(193)
$(269)
$1,219
$574
$(9,079)
$(101,146)
$(31,798)
2021
2022
2023
CEO CAP
Avg Other NEOs CAP
GAAP Net Loss

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Security Ownership Table

The table below sets forth information known to us regarding the beneficial ownership of our Common Shares as of April 26, 2024, for:

1.
each person the Company believes beneficially holds more than 5% of the outstanding shares of our Common Shares based solely on our review of SEC filings;

2.
each of our directors and director nominees;
3.
each of the named executive officers named in the Summary Compensation Table; and
4.
all of our directors and executive officers as a group.

The number of Common Shares beneficially owned by a person includes shares subject to Options held by that person that are currently exercisable or that become exercisable within 60 days of April 26, 2024. Percentage calculations assume, for each person and group, that all Common Shares that may be acquired by such person or group pursuant to Options currently exercisable or that become exercisable within 60 days of April 26, 2024, are outstanding for the purpose of computing the percentage of Common Shares owned by such person or group. However, such unissued Common Shares described above are not deemed to be outstanding for calculating the percentage of Common Shares owned by any other person(2)

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the notes to the table.

Name of Beneficial Owner	Ownership or Control Over Shares	Percentage of Shares beneficially owned
Greater than 5% Shareholders:
Michael A. DeGiglio (also a Director and NEO) c/o Village Farms, 90 Colonial Center Parkway Suite 100, Lake Mary, FL 32746 (1)	9,891,460	9.0%
Directors and Named Executive Officers:
John P. Henry (2)(3)	188,885	*
John R. McLernon (2)(4)	254,485	*
Christopher C. Woodward (2)(5)	314,085	*
David Holewinski (2)(6)	253,385	*
Kathleen M. Mahoney(2)	_	*
Stephen C. Ruffini (2)(7)	1,397,732	1.3%
Ann Gillen Lefever (2)(8)	100,000	*
Mandesh Dosanjh (9)	_	*
All Directors and Executive Officers as a Group (Eight Persons) (10)	12,400,032	11.2%

* Denotes less than 1% beneficial ownership.

(1)
Consists of 9,358,127 Shares and Options to purchase 533,333 shares that are exercisable within 60 days of April 26, 2024.
(2)
The address of each of the directors and NEOs is c/o Village Farms International, 4700 – 80th Street, Delta, British Columbia, Canada, V4K 3N3.
(3)
Consists of 68,500 Shares and Options to purchase 120,385 Shares that are exercisable within 60 days of April 26 2024.
(4)
Consists of 115,100 Shares and Options to purchase 139,385 Shares that are exercisable within 60 days of April 26, 2024.
(5)
Consists of 188,700 Shares and Options to purchase 125,385 Shares that are exercisable within 60 days of April 26, 2024.
(6)
Consists of 133,000 Shares and Options to purchase 120,385 Shares that are exercisable within 60 days of April 26, 2024.
(7)
Consists of 964,399 Shares and Options to purchase 433,333 Shares that are exercisable within 60 days of April 26, 2024.
(8)
Consists of Options to purchase 100,000 Shares that are exercisable within 60 days of April 26, 2024.
(9)
Mr. Dosanjh served as the President and Chief Executive Officer of Pure Sunfarms until November 16, 2023. Mr. Donsajh was not an “executive officer” of the Company but is required to be identified as a “named executive officer” in this Annual Report in accordance with SEC rules and regulations.
(10)
Consists of 10,827,826 Shares and Options to purchase 1,572,206 Shares that are exercisable within 60 days of April 26, 2024. Does not include Common Shares and Options beneficially owned by Mr. Dosanjh (see footnote 9 above).

Equity Compensation Plan Information

The Company adopted an equity compensation plan (the “Equity Plan”), effective December 31, 2009, in order to attract and retain directors, officers, employees and other service providers to the Company and to motivate them to advance the interests of the Company by affording them with the opportunity to acquire an equity interest in the Company. The Equity Plan was most recently approved by the Company’ shareholders on June 10, 2021. Under the Equity Plan, the Company is authorized to award share options

(“Options”), stock appreciation rights, deferred share units, performance-based restricted share units (“PSUs”), restricted stock and other share-based awards, which may be settled in Common Shares issued from the treasury or in cash. To date, only Options and PSUs have been awarded under the Equity Plan.

As a result of the Company’s delisting from the TSX effective as of the close of trading on December 31, 2021, the Company is no longer subject to any TSX rules, including the TSX rule requiring that all unallocated options, rights or other entitlements under a security-based compensation arrangement which does not have a fixed number of maximum securities issuable (as is the case with the Equity Plan) be approved by shareholders every three years.

The following table sets forth certain details as at the end of the year ended December 31, 2023 with respect to compensation plans pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	6,946,576	$3.66	4,078,317
Equity Compensation Plans Not Approved by Shareholders	_	_	_
Total	6,946,576		4,078,317

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, for the last two completed fiscal years, no director, proposed director, executive officer, or immediate family member of a director, proposed director or executive officer nor, to the knowledge of our directors or executive officers, after having made reasonable inquiry, any person or company who beneficially owns, directly or indirectly, Common Shares carrying more than 5% of the voting rights attached to all Common Shares outstanding at the date hereof, or any immediate family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction of the Company which involves an amount exceeding the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” as of this Annual Report.

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

Director Independence

The Company’s Board is currently composed of seven directors, a majority (five) of whom meet the independence standards under the listing standards of Nasdaq, SEC rules and regulations and applicable Canadian securities laws. See Item 10, “Directors, Executive

Officers, and Corporate Governance—Directors and Executive Officers” in this Annual Report. Each member of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee also meet such independence standards, and in the case of Audit Committee members, the additional independence requirements of Rule 10A-3 of the Exchange Act. See Item 10, “Directors, Executive Officers, and Corporate Governance—Committees of the Board” in this Annual Report.

Each year the Board reviews the composition of the Board, the Audit and Risk Committee, the Compensation Committee and the Corporate Governance and Nominating Committee and assesses whether a Board or committee member is “independent” within the meaning of Nasdaq listing rules, SEC rules and regulations and applicable Canadian securities laws, including an assessment of any direct or indirect relationship between each Board member, on one hand, and the Company or any of its subsidiaries, or with management, on the other than, which, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for professional services rendered by PwC for the fiscal years ended December 31, 2023 and 2022, respectively.

	Aggregate Amount Billed ($)
	2023	2022
Audit Fees (1)	1,212,754	1,665,487
Audit-related fees (2)	43,779	59,957
Total	1,256,533	1,725,444
(1)
Audit fees include fees for professional services provided by PwC in connection with the audit of our consolidated financial statements, review of our quarterly financial statements, and related services such as audit of the tax provision.
(2)
Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit and other U.S. securities rules and regulations, including consents and comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1)
Financial Statements. See list of Financial Statements, which appears on page 75 of the 2023 Form 10-K previously filed on March 13, 2024.
(2)
All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements for notes included in the 2023 Form 10-K previously filed on March 13, 2024.
(3)
Exhibits. See Exhibit Index below.

EXHIBIT INDEX

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

10.6*	Form of Indemnification Agreement. + ^

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

10.20

Village Farms International, Inc. Share-based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.21

Employment Agreement, dated as of September 1, 2023, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).+

10.22

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 14, 2020).+

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

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment to the 2023 Form 10-K).

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of the Amendment to the 2023 Form 10-K).

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as inline XBRL and contained in Exhibit 101

* Previously filed as an exhibit to the 2023 Form 10-K filed on March 13, 2024.

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April 2024.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 26, 2024.

Signature	Title

/s/ Michael A. DeGiglio Michael A. DeGiglio	Chief Executive Officer and Director (Principal Executive Officer)

* Stephen C. Ruffini	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

* John R. McLernon	Director, Chair

* John P. Henry	Director

* David Holewinski	Director

* Christopher C. Woodward	Director

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Attorney-in-fact