Form 10-Q
period 2024-03-31
Village Farms International, Inc.
filed 2024-05-08
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, 110,248,929 common shares of the registrant were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$26,685	$30,291
Restricted cash	5,000	5,000
Trade receivables	38,826	30,561
Inventories	74,029	78,472
Other receivables	115	294
Prepaid expenses and deposits	6,197	7,150
Total current assets	150,852	151,768
Non-current assets
Property, plant and equipment	201,020	205,613
Investments	2,656	2,656
Goodwill	54,942	55,918
Intangibles	30,778	32,275
Deferred tax asset	4,201	4,201
Right-of-use assets	11,944	12,596
Other assets	2,046	1,962
Total assets	$458,439	$466,989
LIABILITIES
Current liabilities
Line of credit	$4,000	$4,000
Trade payables	19,935	21,753
Current maturities of long-term debt	8,866	9,133
Accrued sales taxes	21,331	15,941
Accrued loyalty program	1,668	1,773
Accrued liabilities	12,024	15,076
Lease liabilities - current	2,243	2,112
Income tax payable	47	28
Other current liabilities	2,561	2,340
Total current liabilities	72,675	72,156
Non-current liabilities
Long-term debt	37,217	38,925
Deferred tax liability	23,553	23,730
Lease liabilities - non-current	10,534	11,335
Other liabilities	2,044	1,902
Total liabilities	146,023	148,048
Commitments and contingencies
MEZZANINE EQUITY
Redeemable non-controlling interest	15,627	15,667
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 110,248,929 shares issued and outstanding at March 31, 2024 and December 31, 2023.	386,719	386,719
Additional paid in capital	26,016	25,611
Accumulated other comprehensive loss	(7,503)	(3,540)
Retained earnings	(109,017)	(106,165)
Total Village Farms International, Inc. shareholders’ equity	296,215	302,625
Non-controlling interest	574	649
Total shareholders’ equity	296,789	303,274
Total liabilities, mezzanine equity and shareholders’ equity	$458,439	$466,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Sales	$78,077	$64,656
Cost of sales	(62,564)	(52,356)
Gross profit	15,513	12,300
Selling, general and administrative expenses	(16,387)	(17,405)
Interest expense	(917)	(1,133)
Interest income	206	196
Foreign exchange loss, net	(878)	(69)
Other income (expense)	104	30
Loss before taxes	(2,359)	(6,081)
Provision for income taxes	(320)	(634)
Loss including non-controlling interests	(2,679)	(6,715)
Less: net (income) loss attributable to non-controlling interests, net of tax	(173)	79
Net loss attributable to Village Farms International, Inc. shareholders	$(2,852)	$(6,636)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.03)	$(0.06)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.03)	$(0.06)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	110,249	104,097
Diluted	110,249	104,097
Loss including non-controlling interests	$(2,679)	$(6,715)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,251)	862
Comprehensive loss including non-controlling interests	(6,930)	(5,853)
Comprehensive loss (income) attributable to non-controlling interests	115	(42)
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(6,815)	$(5,895)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2024	110,249	$386,719	$25,611	$(3,540)	$(106,165)	$649	$303,274	$15,667
Share-based compensation	—	—	405	—	—	—	405	—
Cumulative translation adjustment	—	—	—	(3,963)	—	(21)	(3,984)	(267)
Net (loss) income	—	—	—	—	(2,852)	(54)	(2,906)	227
Balance at March 31, 2024	110,249	$386,719	$26,016	$(7,503)	$(109,017)	$574	$296,789	$15,627

	Three Months Ended March 31, 2023
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	1,732	—	—	—	1,732	—
Cumulative translation adjustment	—	—	—	862	—	—	862	—
Net loss	—	—	—	—	(6,636)	(49)	(6,685)	(30)
Balance at March 31, 2023	110,239	$386,719	$24,232	$(7,509)	$(81,003)	$718	$323,157	$16,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(2,852)	$(6,636)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	4,558	3,986
Amortization of deferred charges	10	34
Net loss attributable to non-controlling interest	173	(79)
Interest expense	917	1,133
Interest paid on long-term debt	(1,062)	(1,511)
Unrealized foreign exchange loss	130	(13)
Loss on disposal of assets	—	4
Non-cash lease expense	631	(4)
Share-based compensation	405	1,732
Deferred income taxes	330	(734)
Changes in non-cash working capital items	(3,290)	(1,580)
Net cash used in operating activities	(50)	(3,668)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(1,876)	(1,076)
Net cash used in investing activities	(1,876)	(1,076)
Cash flows (used in) provided by financing activities:
Repayments on borrowings	(1,442)	(4,788)
Proceeds from issuance of common stock and warrants	—	24,772
Issuance costs	—	(1,437)
Proceeds from exercise of stock options	—	83
Net cash (used in) provided by financing activities	(1,442)	18,630
Effect of exchange rate changes on cash and cash equivalents	(238)	(678)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,606)	13,208
Cash, cash equivalents and restricted cash, beginning of period	35,291	21,676
Cash, cash equivalents and restricted cash, end of period	$31,685	$34,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of March 31, 2024 are Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), and Balanced Health Botanicals, LLC (“Balanced Health”) and VF Clean Energy, Inc. ("VFCE"). VFF also owns a 70% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated Licensed Producer ("LP") and supplier of cannabis products sold to customers throughout Canada and internationally. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the US. Through its 70% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.

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

In these condensed consolidated financial statements, “$” means U.S. dollars unless otherwise noted.

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2024	December 31, 2023
Cannabis:
Raw materials	$1,017	$985
Work-in-progress	8,014	6,543
Finished goods	38,058	47,084
Packaging	8,291	7,641
Produce:
Crop inventory	18,057	15,492
Purchased produce inventory	592	727
Inventory	$74,029	$78,472

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	March 31, 2024	December 31, 2023
Land	$14,397	$14,641
Leasehold and land improvements	5,510	5,525
Buildings	214,838	217,384
Machinery and equipment	90,061	86,674
Construction in progress	11,289	13,619
Less: Accumulated depreciation	(135,075)	(132,230)
Property, plant and equipment, net	$201,020	$205,613

Depreciation expense on property, plant and equipment, was $3,728 and $3,204 for the three months ended March 31, 2024 and 2023, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of January 1, 2024	$45,879	$10,039	$55,918
Foreign currency translation adjustment	(976)	—	(976)
Balance as of March 31, 2024	$44,903	$10,039	$54,942

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Intangible Assets

Intangibles consisted of the following as of:

Classification	March 31, 2024	December 31, 2023
Licenses	$18,118	$18,540
Brand and trademarks*	12,720	12,795
Customer relationships	13,296	13,586
Computer software	1,955	1,974
Other*	144	144
Less: Accumulated amortization	(8,105)	(7,414)
Less: Impairments	(7,350)	(7,350)
Intangibles, net	$30,778	$32,275

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of March 31, 2024 was as follows:

Fiscal period
Remainder of 2024	$2,480
2025	3,220
2026	3,131
2027	3,131
2028	1,880
Thereafter	11,422
Intangibles, net	$25,264

Assessment for Indicators of Impairment

During the three months ended March 31, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2024, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

5. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	March 31, 2024	December 31, 2023
Term Loan - ("FCC Loan") - repayable by monthly principal payments of $164 and accrued interest at a rate of 8.84%; matures May 3, 2027	$22,296	$22,788
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.95%; matures February 7, 2026	7,752	8,298
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.95%; matures February 7, 2026	12,458	13,201
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at a rate of 10.95%, matures December 31, 2031	3,577	3,771
Total	$46,083	$48,058

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The Company’s line of credit ("Operating Loan") had $4,000 amount drawn on the facility as of March 31, 2024 and December 31, 2023.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of March 31, 2024 and December 31, 2023 was $97,614 and $117,293, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of March 31, 2024 and December 31, 2023 was $30,032 and $28,034, respectively.

The Pure Sunfarms line of credit had a balance of $0 as of March 31, 2024 and December 31, 2023, respectively.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its credit facility covenants as of March 31, 2024.

The weighted average annual interest rate on short-term borrowings as of March 31, 2024 and December 31, 2023 was 9.73% and 9.44%, respectively.

Accrued interest payable on all long-term debt as of March 31, 2024 and December 31, 2023 was $442 and $390, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2024 and thereafter are as follows:

Remainder of 2024	$4,313
2025	5,751
2026	16,825
2027	17,347
2028	461
Thereafter	1,386
Total	$46,083

6. FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk. For its investments, the Company has selected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.

7. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a company employee who also owns a minority interest in Rose. For the three months ended March 31, 2024 and 2023, the Company paid C$39 and C$45, respectively, to lease this office space.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $30 in salary and benefits during the three months ended March 31, 2024 and 2023, respectively.

8. INCOME TAXES

The Company has recorded a provision for income taxes of ($320) for the three months ended March 31, 2024, compared with a provision for income taxes of ($634) for the same period last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $40,203 as of March 31, 2024 and $39,530 as of December 31, 2023. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2024.

As of March 31, 2024, the Company’s net deferred tax assets totaled approximately $4,201 and were primarily derived from net operating loss carryforwards.

9. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of March 31, 2024, the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business produces renewable natural gas that it sells per a long-term contract to one customer.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended March 31,
	2024	2023
Sales
Produce	$36,094	$34,567
Cannabis - Canada	37,446	25,112
Cannabis - United States	4,537	4,977
	$78,077	$64,656
Gross profit
Produce	$3,310	$614
Cannabis - Canada	9,508	8,455
Cannabis - United States	2,695	3,238
Energy	—	(7)
	$15,513	$12,300

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

10. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(2,852)	$(6,636)
Denominator:
Weighted average number of common shares - basic	110,249	104,097
Effect of dilutive securities- share-based employee options and awards	—	—
Weighted average number of common shares - diluted	110,249	104,097
Antidilutive options and awards	6,572	6,157
Net loss per ordinary share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense for the three months ended March 31, 2024 was $405, and $1,732 for the three months ended March 31, 2023, respectively.

Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	6,946,576	$3.50	7.54	$83
Granted	50,000	$0.83	9.80	$3
Forfeited/expired	(424,167)	$3.43
Outstanding at March 31, 2024	6,572,409	$3.49	7.64	$1,061
Exercisable at March 31, 2024	3,392,739	$5.44	6.32	$141

12. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	Three Months Ended March 31,
	2024	2023
Trade receivables	$(7,095)	$1,193
Inventories	3,216	(4,169)
Other receivables	(1)	8
Prepaid expenses and deposits	836	63
Trade payables	(2,993)	(5,971)
Accrued liabilities	3,431	3,869
Lease liabilities	(664)	—
Other assets, net of other liabilities	(20)	3,427
	$(3,290)	$(1,580)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K, and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada LP ("VFCLP"), Village Farms LP ("VFLP"), Pure Sunfarms Corp. (“Pure Sunfarms” or "PSF"), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. ("Rose LifeScience” or “Rose”), and VF Clean Energy, Inc. (“VFCE”).

The Company’s vision is to be recognized as an international leader in consumer products developed from plants, whereby we produce and market value-added products that are consistently preferred by consumers. To do so, we leverage decades of cultivation expertise, investment, and experience in fresh produce into branded and wholesale cannabis products within markets with legally permissible opportunities.

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the second best-selling producer nationally and one of the few Canadian LPs with consistently strong operating results.

Additionally, through organic growth, exports and/or acquisitions, we have a strategy to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for Pure Sunfarms’ 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, Pure Sunfarms commenced exports to Israel and in 2023, Pure Sunfarms began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries. As a result of the typically higher margins in international medical markets, we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets. Through our 85% ownership of Leli Holland, we hold one of ten licenses to cultivate cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with production targeted to start in the fourth quarter of 2024.

In the U.S., Balanced Health is our industry-leading cannabinoid business, extending our portfolio into cannabidiol (“CBD”) consumer products.

We also operate a large, well-established, produce business (primarily tomatoes) under the Village Farms Fresh (“VF Fresh”) brand which sells to food distribution companies and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from our growing partners, in Mexico and Canada.

Our intention is to use our assets, expertise and experience (across cannabis, CBD and produce) to participate in the U.S. Cannabis market subject to compliance with applicable U.S. federal and state laws and applicable stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is comprised of Pure Sunfarms and 70% owned Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis cultivation and processing operations in the world, one of the lowest-cost greenhouse producers and has developed four of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower to grow, produce and sell cannabis products throughout Canada and for export to markets where permissible by law.

Rose is the second best-selling licensed producer of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is to garner and sustain the leading retail market share in Canada stemming from our leading position as the low-cost, high-quality cannabis producer in Canada and expand our Canadian success into the growing foreign cannabis medicinal markets across the globe.

U.S. Cannabis Segment

Our U.S. Cannabis segment is comprised of Balanced Health.

Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-based health and wellness products, distributing its diverse portfolio of consumer products through its top-ranked e-commerce platform, CBDistillery™ and third-party retailers.

Produce Segment

Our Produce segment is comprised of VF Fresh, which currently consists of Village Farms LP and Village Farms Canada LP.

VF Fresh, grows, markets and distributes premium-quality, greenhouse-grown produce in North America. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia and Texas. We also market and distribute premium tomatoes, peppers and cucumbers produced under exclusive and non-exclusive arrangements from our greenhouse supply partners located in Mexico, B.C. and Ontario. We primarily market and distribute under our Village Farms® brand name to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Energy Segment

Our Energy segment is comprised of VF Clean Energy Inc.

VFCE, which has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in 2024, converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty. The facility also provides food-grade CO2 that can be used in both our cannabis and produce growing operations in Delta.

Recent Developments and Updates

Canadian Cannabis

•
Is the fastest growing producer among the top five LPs in Canada1, expanding its number two market share position nationally to a new record in April, gaining share for nine consecutive months2;
•
Moved into the number two national market share position in the pre-roll category and expanded its number one national market share position in dried flower, achieving a record 18% share in April2;
•
Regained the top market share position in Ontario (Canada’s largest provincial market) for the first time since 20222;
•
Achieved record market share in Alberta3;
•
Launched Hi-Def Pre-Rolls, a first-of-its-kind pre-roll, featuring pure ground flower optimized for high potency, with THC content between 36-44%, with no concentrates, infusions or kief. Initial demand is exceeding expectations; and,
•
Expanded share of the milled category with the Super Toast brand in Ontario every month since its August 2023 launch, reaching the number two position with more than 20% share1.

1.For the first quarter of 2024. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

2. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

3. For the first quarter of 2024. Calculated from sales information provided by Alberta Gaming, Liquor and Cannabis (AGLC).

International Cannabis

•
In January 2024, the Company started the build-out of its first indoor cannabis production facility in Drachten, The Netherlands, targeting start of production for the fourth quarter of 2024.
•
Germany passed legislation partially legalizing cannabis for personal use beginning April 1, 2024. The new legislation will provide patients with greater access to high quality, legal products, which will be beneficial to further growth of the German medicinal cannabis market. Village Farms holds EU GMP certification from the District Government of Dusseldorf in 2022 and began shipping its best-selling Canadian strains to Germany in the second quarter of 2023.

U.S. Cannabis

•
Balanced Health’s CBDistillery reported study results demonstrating its shhh+ Distilled THC + CBN Deep Sleep Gummies help users to achieve better-quality rest, fall back to sleep during the night and wake up feeling refreshed.
•
Completion of internalization of gummy production on track for the second quarter of 2024, which will support consistency of supply and gross profit;
•
William Stoufer was appointed President of Balanced Health. Mr. Stoufer joined BHB as Chief Operating Officer in 2019 and played a key role in establishing strong business processes with a focus on customer excellence, which contributed positive adjusted EBITDA and cash flow to Village Farms since acquisition; and,
•
The Company’s application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure.

VF Fresh (Produce)

•
Production of tomatoes started in half of the Delta 2 facility; and,
•
The Company has an ongoing sale process for its Monahans (Permian Basin, Texas) greenhouse facility. It is also evaluating other uses for the site and facility, some of which are outside its historical produce business.

Village Farms Clean Energy

•
In April 2024, the Delta, British Columbia Renewable Natural Gas Project began operations, which immediately began contributing incremental profitability to the Company.

Corporate

•
The Company ranked as one of the fastest growing companies in the Americas by The Financial Times and Statista for the second consecutive year. The Company ranked first among cannabis companies, 10th among agriculture, forestry and fishing companies, 32nd among Canadian companies and 355th overall, improving its overall ranking by 72 positions from last year.
•
On April 24, 2024, the Company expanded its executive team by appointing Ann Gillin Lefever as the Company’s Chief Operating Officer. Previously, Ms. Gillen Lefever served as Executive Vice President, Corporate Affairs, and has been promoted after leading the Company’s communications, strategy, governmental affairs and capital markets functions.
•
In addition, on April 24, 2024, the Company also announced the following internal appointments to newly created roles, reflecting the Company’s proven business model and significant growth potential:
•
President, Global Medical Cannabis – Paul Furfaro; and,
•
General Counsel, Global Cannabis – John Harloe, J.D., Ph.D.

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three months ended March 31, 2024 and March 31, 2023 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership in Rose LifeScience, and our 85% ownership in Leli.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2024, March 31, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Spot rate	0.7383	0.7390	0.7543
Three-month period ended	0.7417	0.7396	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended March 31,
	2024	2023
Sales	$78,077	$64,656
Cost of sales	(62,564)	(52,356)
Gross profit	15,513	12,300
Selling, general and administrative expenses	(16,387)	(17,405)
Interest expense	(917)	(1,133)
Interest income	206	196
Foreign exchange loss	(878)	(69)
Other income (expense), net	104	30
Loss before taxes	(2,359)	(6,081)
Provision for income taxes	(320)	(634)
Loss including non-controlling interests	(2,679)	(6,715)
Less: net (income) loss attributable to non-controlling interests, net of tax	(173)	79
Net loss attributable to Village Farms International Inc.	$(2,852)	$(6,636)
Adjusted EBITDA (1)	$3,591	$519
Basic loss per share	$(0.03)	$(0.06)
Diluted loss per share	$(0.03)	$(0.06)

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience and 85% interest in Leli.

We caution that our results of operations for the three months ended March 31, 2024 and 2023 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three months ended March 31, 2024 and 2023 is included below. The consolidated results include all four of our operating segments: Produce, Canadian Cannabis, U. S. Cannabis, and Energy, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Sales

Sales for the three months ended March 31, 2024 were $78,077 compared with $64,656 for the three months ended March 31, 2023. The increase in sales of $13,421, or 21% ,was primarily due to an increase in Canadian Cannabis sales of $12,334 and an increase in VF Fresh sales of $1,527, partially offset by a decrease in U.S. Cannabis sales of ($440). For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 were $62,564 compared with $52,356 for the three months ended March 31, 2023. The increase in cost of sales of $10,208, or 19%, was primarily attributable to an increase in Canadian Cannabis cost of sales of $11,280 and U.S Cannabis cost of sales of $103, partially offset by a decrease in the cost of sales at VF Fresh of ($1,168). For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $15,513, compared with $12,300 for the three months ended March 31, 2023. The increase in gross profit of $3,213, or 26%, was primarily attributable to an increase in gross profit at VF Fresh of $2,695 and Canadian Cannabis of $1,054, partially offset by a decrease in gross profit at U.S. Cannabis of ($543). For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $1,018, or 6%, to $16,387 (21% of sales), compared with $17,405 (27% of sales), for the three months ended March 31, 2023. The decrease in sales, general and administrative expenses was due to lower share-based compensation of $1,327, partially offset by an increase in operating expenses of ($309). For additional information, refer to "Segmented Results of Operations" below.

	For the Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$15,982	$15,673
Share-based compensation	405	1,732
Total selling, general and administrative expenses	$16,387	$17,405

Interest Expense

Interest expense for the three months ended March 31, 2024 was $917 compared with $1,133 for the three months ended March 31, 2023.

Interest Income

Interest income for the three months ended March 31, 2024 was $206 compared with $196 for the three months ended March 31, 2023.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2024 was $104 compared with $30 for the three months ended March 31, 2023.

Loss Before Taxes

Loss before taxes for the three months ended March 31, 2024 was ($2,359) compared with ($6,081) for the three months ended March 31, 2023, an improvement of $3,722, or 61%. The improvement in the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was primarily due to improved operating performance from VF Fresh and lower selling, general and administrative expenses.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the three months ended March 31, 2024 was ($2,852) as compared with ($6,636) for the three months ended March 31, 2023, an improvement of $3,784, or 57%, due to improved operating performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2024 was $3,591 compared with $519 for the three months ended March 31, 2023. The improvement was mainly driven by a stronger performance from VF Fresh. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended March 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$36,094	$37,446	$4,537	$—	$—	$78,077
Cost of sales	(32,784)	(27,938)	(1,842)	—	—	(62,564)
Selling, general and administrative expenses	(2,693)	(7,704)	(3,406)	(20)	(2,564)	(16,387)
Other (expense) income, net	(503)	(401)	—	—	(581)	(1,485)
Operating income (loss)	114	1,403	(711)	(20)	(3,145)	(2,359)
(Provision for) recovery of income taxes	—	(329)	—	—	9	(320)
Income (loss) from consolidated entities	114	1,074	(711)	(20)	(3,136)	(2,679)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(227)	—	—	54	(173)
Net income (loss)	$114	$847	$(711)	$(20)	$(3,082)	$(2,852)
Adjusted EBITDA (1)	$2,028	$4,073	$(615)	$(20)	$(1,875)	$3,591
Basic income (loss) per share	$0.00	$0.01	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Diluted income (loss) per share	$0.00	$0.01	$(0.01)	$(0.00)	$(0.03)	$(0.03)

	For The Three Months Ended March 31, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$34,567	$25,112	$4,977	$—	$—	$64,656
Cost of sales	(33,952)	(16,658)	(1,739)	(7)	—	(52,356)
Selling, general and administrative expenses	(2,916)	(6,848)	(3,617)	(29)	(3,995)	(17,405)
Other (expense) income, net	(544)	(604)	3	—	169	(976)
Operating (loss) income	(2,845)	1,002	(376)	(36)	(3,826)	(6,081)
Recovery of (provision for) income taxes	226	(1,138)	—	—	278	(634)
Loss from consolidated entities	(2,619)	(136)	(376)	(36)	(3,548)	(6,715)
Less: net loss attributable to non-controlling interests, net of tax	—	31	—	—	48	79
Net loss	$(2,619)	$(105)	$(376)	$(36)	$(3,500)	$(6,636)
Adjusted EBITDA (1)	$(995)	$3,910	$(151)	$(36)	$(2,209)	$519
Basic loss per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.06)
Diluted loss per share	$(0.03)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.06)

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience and 85% interest in Leli.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Sales

Canadian Cannabis net sales for the three months ended March 31, 2024 were $37,446 compared with $25,112 for the three months ended March 31, 2023. The increase of 12,334, or 49%, was due primarily to a 39% increase in net branded sales and a 181% increase in non-branded sales. The increase in Canadian Cannabis branded sales was primarily due to higher sales of large format flower, pre-rolls and milled products. The increase in non-branded sales resulted from taking advantage of improved supply conditions and pricing created by the shift of many producers to asset light models, including sales of non-brand-spec inventory. International sales decreased by (11%) due primarily to lower sales to Australia.

The Canadian Cannabis business continues to pay a burdensome excise duty (also known as an excise tax) on its branded sales (provincial sales). For the three months ended March 31, 2024, the Company incurred excise duties of $15,222 (C$20,523) versus $13,758 (C$18,602) for the three months ended March 31, 2023. The increase of ($1,464) (C$1,921) in excise duties was due to an increase in kilograms sold in the provincial (branded) channel in the first quarter of 2024 versus the first quarter of 2023. The Canadian excise duty is our single largest cost of participating in the adult-use (branded) market in Canada.

For the three months ended March 31, 2024, 77% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 83% for the three months ended March 31, 2023. Non-branded, international, and other sales accounted for 23% of Canadian Cannabis net sales for the three months ended March 31, 2024, as compared with 17% for the three months ended March 31, 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands of U.S. dollars)	2024	2023
Branded sales	$44,242	$34,499
Non-branded sales	6,478	2,309
International sales	1,499	1,687
Other	449	375
Less: excise taxes	(15,222)	(13,758)
Net Sales	$37,446	$25,112

	For the Three Months Ended March 31,
(in thousands of Canadian dollars)	2024	2023
Branded sales	$59,650	$46,676
Non-branded sales	8,734	3,122
International sales	2,021	2,281
Other	617	507
Less: excise taxes	(20,523)	(18,602)
Net Sales	$50,499	$33,984

Cost of Sales

Canadian Cannabis cost of sales for the three months ended March 31, 2024 was $27,938 compared with $16,658 for the three months ended March 31, 2023. The increase of ($11,280), or (68%), was primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold in the 2024 quarter.

Gross Profit/Margin

Canadian Cannabis gross profit for the three months ended March 31, 2024 was $9,508 compared with $8,454 for the three months ended March 31, 2023. The increase of $1,054, or 12%, was driven by higher sales in the 2024 quarter. Canadian Cannabis gross margin for the three months ended March 31, 2024 was 25% compared with 34% for the three months ended March 31, 2023, with the decrease due to a significant volume of non-brand-spec inventory within non-branded sales, as well as higher sales of our lower margin Fraser Valley brand, in the 2024 quarter.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended March 31, 2024 increased ($856) to $7,704, or 21%, of sales compared with $6,848, or 27%, of sales for the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily due to higher commercial and marketing expenses, partially offset by reduced salaries.

Net Income (Loss)

Canadian Cannabis net income for the three months ended March 31, 2024 was $847 compared with a net loss of ($105) for the three months ended March 31, 2023. The improvement in net income was primarily due to an increase in gross margin, partially offset by a slight increase in selling, general and administrative expenses for the first three months of 2024 as compared to the first three months of 2023.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended March 31, 2024 was $4,073 compared with $3,910 for the three months ended March 31, 2023. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three months ended March 31, 2024 and 2023, U.S. Cannabis financial results are based on the consolidated results of Balanced Health.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Sales

U.S. Cannabis net sales for the three months ended March 31, 2024 decreased ($440), or (9%), to $4,537 compared with $4,977 for the three months ended March 31, 2023. The decrease was primarily due to lower direct-to-consumer sales due to the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 89% e-commerce sales, 7% retail sales and 4% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended March 31, 2024 was $1,842 compared with $1,739 for the three months ended March 31, 2023. The 6% increase was primarily due to a shift in product mix as consumers moved to gummies and away from the higher margin tincture products.

Gross Profit/Margin

U.S Cannabis gross profit for the three months ended March 31, 2024 decreased ($543) to $2,695, or a 59% gross margin, compared with $3,238, or a 65% gross margin, for the three months ended March 31, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended March 31, 2024 decreased $211, or 6%, to $3,406 compared with $3,617 for the three months ended March 31, 2023. The improvement in selling, general and administrative expenses is due to more efficient marketing and brand spending and contract renegotiation.

Net Loss

U.S. Cannabis net loss for the three months ended March 31, 2024 was ($711) compared with a net loss of ($376) for the three months ended March 31, 2023. The decrease in U.S. Cannabis net loss was driven by lower sales at a lower gross margin.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended March 31, 2024 was ($615) compared with ($151) for the three months ended March 31, 2023 due to lower sales and a lower gross margin. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Sales

VF Fresh sales for the three months ended March 31, 2024 were $36,094, compared with $34,567 for the three months ended March 31, 2023. The increase in sales of $1,527, or 4%, was primarily due to an increase in supply partner average selling price, partially offset by a decrease in sales from Company-owned greenhouses due to the Permian Basin facility not being used for production.

The average selling price for all produce sold during the three months ended March 31, 2024, compared with the three months ended March 31, 2023 was as follows: tomatoes increased 6%, peppers increased 51%, cucumbers decreased (13%) and mini cucumbers decreased (8%). The price changes are due primarily to product mix and higher market pricing in 2024 versus 2023.

Cost of Sales

VF Fresh cost of sales for the three months ended March 31, 2024 decreased by ($1,168), or (3%), to $32,784 compared with $33,952 for the three months ended March 31, 2023. The decrease in cost of goods sold is primarily due to an improvement of VF Fresh-owned greenhouses of $2,801 and lower freight expense of $707, partially offset by an increase in supply partner costs of ($2,340). The decrease in VF Fresh-owned greenhouses cost of goods is due to a 10% improvement in cost per pound and a (5%) decrease in pounds sold due to not cultivating at the Permian Basin facility. The decrease in freight cost is due to increased available drivers and decreases in fuel prices. The increase in supply partner cost of goods is due to an increase of 5% in product volume.

Gross Profit/Margin

VF Fresh gross profit for the three months ended March 31, 2024 was $3,310 compared with $615 for the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 was 9% compared with 2% for the three months ended March 31, 2023. The improvements in both gross profit and gross margin percentage were due to a decrease in our per pound cost of sales at the Company's own greenhouses, a decrease in freight costs and an increase in supply partner sales.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended March 31, 2024 decreased by $223, or 8%, to $2,693 (7% of sales), compared with $2,916 (8% of sales) for the three months ended March 31, 2023.

Net Income (Loss)

As a result of the improvements in costs described above, VF Fresh net income for the three months ended March 31, 2024 was $114 compared with a net loss of ($2,619) for the three months ended March 31, 2023.

Adjusted EBITDA

VF Fresh Adjusted EBITDA increased to $2,028 for the three months ended March 31, 2024 compared with ($995) for the three months ended March 31, 2023. The improvement in Adjusted EBITDA was primarily due to improvements in gross margin for the reasons identified above. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At March 31, 2024, cash, cash equivalents and restricted cash were $31,685 and working capital was $78,177 , compared with $35,291 in cash, cash equivalents and restricted cash and $79,612 of working capital at of December 31, 2023. We believe that our existing cash, together with cash generated from our operating activities, the remaining availability under our Operating Loan and Pure Sunfarms Loans (each as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of March 31, 2024
Operating Loan	C$	10,000	$4,000
FCC Term Loan		$22,296	$22,296
Pure Sunfarms Loans	C$	32,219	$23,786
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of March 31, 2024, the Company was in compliance with all of its covenants under its Credit Facilities. The Company was not in compliance with one financial covenant under the FCC Term Loan as of December 31, 2023, for which the Company received a waiver. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2024. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2024 and December 31, 2023 was $442 and $390, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $22,296 on March 31, 2024 and $22,788 on December 31, 2023. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of March 31, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.84% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2024 and December 31, 2023 was $97,614 and $117,293, respectively.

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

The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 and future availability of $3,383 on March 31, 2024.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2024 and December 31, 2023 was $30,032 and $28,034, respectively.

Pure Sunfarms Loans

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

The PSF Revolving Line of Credit had an outstanding balance of $0 as of March 31, 2024 and December 31, 2023.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of March 31, 2024, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $7,752 on March 31, 2024 and $8,298 on December 31, 2023. Interest under the PSF Non-Revolving Facility is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly. Amounts outstanding under the PSF Non-Revolving Facility mature on February 7, 2026.

The outstanding amount on the PSF Term Loan was $12,458 on March 31, 2024 and $13,201 on December 31, 2023. Interest under the PSF Term Loan is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly. The PSF Term Loan matures on February 7, 2026.

The outstanding amount under the BDC Credit Facility was $3,577 on March 31, 2024 and $3,771 on December 31, 2023. Interest under the BDC Credit Facility is payable at an interest rate of 10.95%, payable monthly, and the amount outstanding matures on December 31, 2031.

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

Summary of Cash Flows

	For the Three Months Ended March 31,
(in Thousands)	2024	2023
Cash, beginning of period	$35,291	$21,676
Net cash flow (used in) provided by:
Operating activities	(50)	(3,668)
Investing activities	(1,876)	(1,076)
Financing activities	(1,442)	18,630
Net cash (decrease) increase for the period	(3,368)	13,886
Effect of exchange rate changes on cash	(238)	(678)
Cash, end of the period	$31,685	$34,884

Operating Activities

For the three months ended March 31, 2024 and 2023, cash used in operating activities were ($50) and ($3,668), respectively. The operating activities for the three months ended March 31, 2024 consisted of ($3,290) in changes in non-cash working capital items and $3,240 in changes before non-cash working capital items, while operating activities for the three months ended March 31, 2023 consisted of ($1,580) in changes in non-cash working capital items and $2,088 in changes before non-cash working capital items. The improvement when comparing the change in before non-cash working capital items for 2024 with 2023 was primarily due to improvements in VF Fresh gross margin in 2024 compared with 2023.

Investing Activities

For the three months ended March 31, 2024 and 2023, cash used in investing activities were ($1,876) and ($1,076), respectively. The increase in investing activities for the three months ended March 31, 2024 was primarily due to capital expenditures to support the build out of our first Netherlands-based cannabis production facility. Additional capital expenditures were made to support VF Fresh, Canadian Cannabis, and U.S. Cannabis operations in the quarter.

Financing Activities

For the three months ended March 31, 2024, cash used in financing activities were ($1,442) and cash flows provided by financing activities were $18,630 for the three months ended March 31, 2023. For the three months ended March 31, 2024, cash used in financing activities consisted of debt repayments of ($1,442). For the three months ended March 31, 2023, cash flows provided by financing activities consisted of $23,335 in net proceeds from the issuance of Common Shares, $83 in proceeds from the exercise of stock options and net repayments of debt of ($4,788) due to repayment of PSF's revolving line of credit.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses on translation of long-term debt, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below and “Adjusted EBITDA – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA and Adjusted EBITDA - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended March 31,
(in thousands of U.S. dollars)	2024	2023
Net loss	$(2,852)	$(6,636)
Add:
Amortization	3,719	3,244
Foreign currency exchange gain	771	33
Interest expense, net	723	937
Provision for income taxes	320	634
Provision for income taxes attributable to non-controlling interest	(99)	—
Share-based compensation	372	1,683
Interest expense for JV's	(8)	—
Amortization for JVs	634	560
Foreign currency exchange gain for JVs	3	1
Share-based compensation for JV's	23	34
Other expense, net for JV's	(25)	(6)
Deferred financing fees	10	34
Other expense, net	—	1
Adjusted EBITDA (1)	$3,591	$519

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

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended March 31, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net income (loss)	$114	$847	$(711)	$(20)	$(3,082)	$(2,852)
Add:
Amortization	1,334	2,271	54	—	60	3,719
Foreign currency exchange gain	9	27	—	—	735	771
Interest expense (income), net	571	306	—	—	(154)	723
Provision for (recovery of) income taxes	—	329	—	—	(9)	320
Provision for income taxes attributable to non-controlling interest	—	(99)	—	—	—	(99)
Share-based compensation	—	22	42	—	308	372
Interest expense for JV's	—	(8)	—	—	—	(8)
Amortization for JVs	—	367	—	—	267	634
Foreign currency exchange loss for JVs	—	3	—	—	—	3
Share-based compensation for JV's	—	23	—	—	—	23
Other expenses for JV's	—	(25)	—	—	—	(25)
Deferred financing fees	—	10	—	—	—	10
Adjusted EBITDA (1)	$2,028	$4,073	$(615)	$(20)	$(1,875)	$3,591

	For The Three Months Ended March 31, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net loss	$(2,619)	$(105)	$(376)	$(36)	$(3,500)	$(6,636)
Add:
Amortization	1,254	1,790	139	—	61	3,244
Foreign currency exchange loss (gain)	53	(13)	19	—	(26)	33
Interest expense (income), net	543	561	(24)	—	(143)	937
(Recovery of) provision for income taxes	(226)	1,138	—	—	(278)	634
Share-based compensation	—	144	90	—	1,449	1,683
Amortization for JVs	—	332	—	—	228	560
Foreign currency exchange loss for JVs	—	1	—	—	—	1
Share-based compensation for JV's	—	34	—	—	—	34
Other expense, net for JV's	—	(6)	—	—	—	(6)
Deferred financing fees	—	34	—	—	—	34
Other expense, net	—	—	1	—	—	1
Adjusted EBITDA (1)	$(995)	$3,910	$(151)	$(36)	$(2,209)	$519

(1)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company’s segments because it excludes non-recurring and other items that do not reflect the underlying business performance of our segments. Adjusted EBITDA for Canadian cannabis includes the Company’s 70% interest in Rose LifeScience.

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three months ended March 31, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative periods in 2023 rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For The Three Months Ended March 31,		As Reported Change		For The Three Months Ended March 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$78,077	$64,656	$13,421	21%	$77,971	$13,315	21%
Cost of sales	(62,564)	(52,356)	(10,208)	(19%)	(62,485)	(10,129)	(19%)
Selling, general and administrative expenses	(16,387)	(17,405)	1,018	6%	(16,365)	1,040	6%
Other (expense) income, net	(1,485)	(976)	(509)	(52%)	(1,484)	(508)	(52%)
Operating (loss) income	(2,359)	(6,081)	3,722	61%	(2,363)	3,718	61%
Loss including non-controlling interests	(2,679)	(6,715)	4,036	60%	(2,682)	4,033	60%
Net loss	(2,852)	(6,636)	3,784	57%	(2,854)	3,782	57%
Adjusted EBITDA - Constant Currency(1)	3,591	519	3,072	(592%)	3,579	3,060	(590%)

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

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Interim Financial Statements, which have been prepared in accordance with U.S. GAAP and are included in Part I of this Quarterly Report on Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities.

As described in Note 4, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements, during the three months ended March 31, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2024, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its reporting units to be below their carrying amounts. At March 31, 2024, the carrying value of goodwill associated with our Cannabis – U.S. segment and our Cannabis – Canada segment was $10.0 million and $44.9 million, respectively, and the carrying value of intangible assets associated with our Cannabis – U.S. segment and our Cannabis – Canada segment was $1.9 million and $24.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2024, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of March 31, 2024, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 7.1% and we had approximately $46,083 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 9.1%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 0.9% over the comparable period in 2023.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $59 for the three months ended March 31, 2024 and $66 for the three months ended March 31, 2023.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2024 and 2023, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7383 and C$1.00 = US$0.7390, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2024 and 2023 with the net foreign exchange gain or loss directly impacting net income (loss):

	March 31, 2024	March 31, 2023
Financial assets
Cash and cash equivalents	$2,244	$1,182
Trade receivables	3,968	2,660
Inventories	7,397	7,827
Prepaid and deposits	503	971
Financial liabilities
Trade payables and accrued liabilities	(4,793)	(5,345)
Loan payable	(3,286)	(3,757)
Net foreign exchange gain	$6,033	$3,538

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2023.

Material Weakness in Internal Controls Over Financial Reporting

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

Remediation Plan and Status

In the three months ended March 31, 2024, the Company implemented remediation to improve the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by December 31, 2024.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during the three months ended March 31, 2024 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: May 8, 2024