Form 10-K/A
period 2023-12-31
Village Farms International, Inc.
filed 2024-06-24
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of March 6, 2024, the registrant had 110,248,929 Common Shares outstanding.

PCAOB: 271 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Vancouver, British Columbia, Canada

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of Village Farms International, Inc. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 13, 2024 (the “Original 10-K”) and amended to include Part III information on April 26, 2024 (“Amendment No. 1”). The purpose of this Amendment no. 2 is to file an amended version of the Report of Independent Registered Public Accounting Firm that had appeared on pages 81 and 82 of the Original 10-K. Accordingly, this Amendment No. 2 amends and restates Item 8, “Financial Statements and Supplementary Data” of Part II of the Original 10-K in its entirety. No changes have been made to the financial statements included under that item in the Original 10-K.

In addition, this Amendment No. 2 amends and restates Item 15, “Exhibits, Financial Statement Schedules” of Part IV of Amendment No. 1 in its entirety. The Company is including in this Amendment No. 2 updated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.5 and 31.6, respectively, and updated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.3 and 32.4, respectively. The Company is also filing as Exhibit 23.2 hereto an updated consent of its Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the Original 10-K or Amendment No. 1. This Amendment No. 2 does not reflect events that may have occurred subsequent to such date, and does not modify or update in any way disclosures made in the Original 10-K or Amendment No. 1.

i

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included beginning on page 7 of this Amendment No. 2 to our Annual Report on Form 10-K. See also Item 15, “Exhibits, Financial Statement Schedules.”

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

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP (in respect of this Amendment No. 2 to the Original 10-K)

24.1*	Powers of Attorney (included on signature page to the Original 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of Amendment No. 1 to the Original 10-K).

31.4**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of Amendment No. 1 to the Original 10-K).

31.5	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 2 to the Original 10-K).

31.6	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 2 to the Original 10-K).

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 2 to the Original 10-K).

32.4	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 2 to the Original 10-K).

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as inline XBRL and contained in Exhibit 101

* Previously filed as an exhibit to the Original 10-K filed on March 13, 2024.

** Previously filed as an exhibit to Amendment No. 1 to the Original 10-K filed on April 26, 2024.

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of June 2024.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 24, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment assessment of goodwill for the Cannabis – U.S. reporting unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance for the Cannabis – U.S. reporting unit was $10.0 million as of December 31, 2023. Goodwill is tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow projection (the model). Management’s discounted cash flow projection for the reporting unit included significant assumptions relating to future cash flows, terminal growth rate and post-tax discount rate. Management concluded that, as of December 31, 2023, the fair value of the Cannabis – U.S. reporting unit was lower than its carrying amount, resulting in an impairment charge to goodwill of $11.3 million.

The principal considerations for our determination that performing procedures relating to the impairment assessment of goodwill for the Cannabis – U.S. reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the reporting unit due to the judgment by management when developing the fair value estimate; (ii) the significant audit effort in evaluating management’s significant assumptions related to the future cash flows, terminal growth rate and post-tax discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting unit; (ii) evaluating the appropriateness of the approach; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, terminal growth rate and post-tax discount rate. Evaluating management’s significant assumption related to the future cash flows involved evaluating whether the significant assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) consistency with external market and industry data; and (iii) whether the significant assumption was consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the model and the reasonableness of the significant assumptions related to the terminal growth rate and post-tax discount rate.

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