Form 10-Q
period 2024-06-30
Village Farms International, Inc.
filed 2024-08-08
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, 111,727,953 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$29,657	$30,291
Restricted cash	—	5,000
Trade receivables	39,875	30,561
Inventories	59,029	78,472
Income tax receivable	8	—
Other receivables	1,087	294
Prepaid expenses and deposits	4,678	7,150
Total current assets	134,334	151,768
Non-current assets
Property, plant and equipment	198,433	205,613
Investments	2,656	2,656
Goodwill	44,460	55,918
Intangibles	27,869	32,275
Deferred tax asset	4,201	4,201
Right-of-use assets	11,352	12,596
Other assets	2,049	1,962
Total assets	$425,354	$466,989
LIABILITIES
Current liabilities
Line of credit	$4,000	$4,000
Trade payables	20,117	21,753
Current maturities of long-term debt	8,683	9,133
Accrued sales taxes	15,785	15,941
Accrued loyalty program	1,623	1,773
Accrued liabilities	13,299	15,076
Lease liabilities - current	2,354	2,112
Income tax payable	—	28
Other current liabilities	2,337	2,340
Total current liabilities	68,198	72,156
Non-current liabilities
Long-term debt	35,736	38,925
Deferred tax liability	23,582	23,730
Lease liabilities - non-current	9,712	11,335
Other liabilities	2,087	1,902
Total liabilities	139,315	148,048
MEZZANINE EQUITY
Redeemable non-controlling interest	10,358	15,667
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 111,727,953 shares issued and outstanding at June 30, 2024 and 110,248,929 shares issued and outstanding at December 31, 2023.	386,719	386,719
Additional paid in capital	30,405	25,611
Accumulated other comprehensive loss	(9,394)	(3,540)
Retained earnings	(132,566)	(106,165)
Total Village Farms International, Inc. shareholders’ equity	275,164	302,625
Non-controlling interest	517	649
Total shareholders’ equity	275,681	303,274
Total liabilities, mezzanine equity and shareholders’ equity	$425,354	$466,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$92,182	$77,212	$170,259	$141,868
Cost of sales	(82,934)	(65,713)	(145,498)	(118,069)
Gross profit	9,248	11,499	24,761	23,799
Selling, general and administrative expenses	(19,666)	(16,753)	(36,053)	(34,158)
Interest expense	(905)	(1,411)	(1,822)	(2,544)
Interest income	322	283	528	479
Foreign exchange (loss) gain	(403)	738	(1,281)	669
Other income	45	5,602	149	5,632
Goodwill and intangible asset impairments	(11,939)	—	(11,939)	—
Loss before taxes	(23,298)	(42)	(25,657)	(6,123)
Provision for income taxes	(260)	(1,299)	(580)	(1,933)
Loss including non-controlling interests	(23,558)	(1,341)	(26,237)	(8,056)
Less: net loss (income) attributable to non-controlling interests, net of tax	9	(39)	(164)	40
Net loss attributable to Village Farms International, Inc. shareholders	$(23,549)	$(1,380)	$(26,401)	$(8,016)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.21)	$(0.01)	$(0.24)	$(0.07)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.21)	$(0.01)	$(0.24)	$(0.07)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	110,960	110,239	110,604	107,185
Diluted	110,960	110,239	110,604	107,185
Loss including non-controlling interests	$(23,558)	$(1,341)	$(26,237)	$(8,056)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,001)	4,225	(6,252)	5,087
Comprehensive (loss) gain including non-controlling interests	(25,559)	2,884	(32,489)	(2,969)
Comprehensive loss (income) attributable to non-controlling interests	117	(361)	232	(403)
Comprehensive (loss) gain attributable to Village Farms International, Inc. shareholders	$(25,442)	$2,523	$(32,257)	$(3,372)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance April 1, 2024	110,249	$386,719	$26,016	$(7,503)	$(109,017)	$574	$296,789	$15,627
Share-based compensation	1,479	—	2,196	—	—	—	2,196	—
Acquisition of Redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Cumulative translation adjustment	—	—	—	(1,891)	—	(6)	(1,897)	(102)
Net (loss) income	—	—	—	—	(23,549)	(51)	(23,600)	42
Balance at June 30, 2024	111,728	$386,719	$30,405	$(9,394)	$(132,566)	$517	$275,681	$10,358

	Three Months Ended June 30, 2023
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2023	110,239	$386,719	$24,232	$(7,509)	$(81,003)	$718	$323,157	$16,134
Share-based compensation	—	—	656	—	—	—	656	—
Cumulative translation adjustment	—	—	—	4,225	—	—	4,225	—
Net (loss) income	—	—	—	—	(1,380)	(50)	(1,430)	89
Balance at June 30, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223

	Six Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2024	110,249	$386,719	$25,611	$(3,540)	$(106,165)	$649	$303,274	$15,667
Share-based compensation	1,479	—	2,601	—	—	—	2,601	—
Acquisition of Redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Cumulative translation adjustment	—	—	—	(5,854)	—	(26)	(5,880)	(369)
Net (loss) income	—	—	—	—	(26,401)	(106)	(26,507)	269
Balance at June 30, 2024	111,728	$386,719	$30,405	$(9,394)	$(132,566)	$517	$275,681	$10,358

	Six Months Ended June 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	2,388	—	—	—	2,388	—
Cumulative translation adjustment	—	—	—	5,087	—	—	5,087	—
Net (loss) income	—	—	—	—	(8,016)	(99)	(8,115)	59
Balance at June 30, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(26,401)	$(8,016)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	9,398	7,729
Amortization of deferred charges	10	68
Net gain (loss) attributable to non-controlling interest	164	(40)
Interest expense	1,822	2,544
Interest paid on long-term debt	(2,172)	(2,637)
Unrealized foreign exchange loss	172	27
Goodwill and intangible asset impairments	11,939	—
Non-cash lease expense	1,208	907
Share-based compensation	2,601	2,388
Deferred income taxes	589	(392)
Changes in non-cash working capital items	6,322	(7,825)
Net cash provided by (used in) operating activities	5,652	(5,247)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(4,879)	(2,548)
Purchases of intangibles	(80)	—
Repayment of note receivable	—	835
Net cash used in investing activities	(4,959)	(1,713)
Cash flows (used in) provided by financing activities:
Repayments on borrowings	(2,870)	(6,406)
Acquisitions, net	(3,016)	—
Proceeds from issuance of common stock and warrants	—	24,772
Issuance costs	—	(1,437)
Proceeds from exercise of stock options	—	83
Net cash (used in) provided by financing activities	(5,886)	17,012
Effect of exchange rate changes on cash and cash equivalents	(441)	(69)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,634)	9,983
Cash, cash equivalents and restricted cash, beginning of period	35,291	21,676
Cash, cash equivalents and restricted cash, end of period	$29,657	$31,659

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2024 were Village Farms Canada Limited Partnership, Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”) and VF Clean Energy, Inc. ("VFCE"). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”) and an 85% interest in Leli Holland B.V. ("Leli").

The address of the registered office of VFF is 4700-80th Street, Delta, British Columbia, Canada, V4K 3N3.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated Licensed Producer ("LP") and supplier of cannabis products sold to customers throughout Canada and internationally. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Through its 80% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert.

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

Translations of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from remeasurement are included in foreign exchange (loss) gain. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in foreign exchange (loss) gain.

In these condensed consolidated financial statements, “$” means U.S. dollars unless otherwise noted.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

General Economic, Regulatory and Market Conditions

The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, elevated interest rates, potential recessionary impacts and supply chain disruptions that could negatively affect demand for new projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

Recent Accounting Pronouncements

No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2024	December 31, 2023
Cannabis:
Raw materials	$761	$985
Work-in-progress	8,328	6,543
Finished goods	32,951	47,084
Packaging	7,903	7,641
Produce:
Crop inventory	8,503	15,492
Purchased produce inventory	583	727
Inventory	$59,029	$78,472

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	June 30, 2024	December 31, 2023
Land	$14,289	$14,641
Leasehold and land improvements	5,506	5,525
Buildings	213,464	217,384
Machinery and equipment	90,987	86,674
Construction in progress	12,439	13,619
Less: Accumulated depreciation	(138,252)	(132,230)
Property, plant and equipment, net	$198,433	$205,613

Depreciation expense on property, plant and equipment, was $4,020 and $7,748 for the three and six months ended June 30, 2024, respectively and $2,953 and $6,157 for the three and six months ended June 30, 2023, respectively.

4. ACQUISITIONS

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016, which resulted in a reduction of mezzanine equity of ($5,209) and an increase in additional paid in capital of $2,193. The Company's ownership interest in Rose is now 80%.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of January 1, 2024	$45,879	$10,039	$55,918
Impairments	-	(10,039)	(10,039)
Foreign currency translation adjustment	(1,419)	-	(1,419)
Balance as of June 30, 2024	$44,460	$-	$44,460

Intangible Assets

Intangible assets consisted of the following as of:

Classification	June 30, 2024	December 31, 2023
Licenses	$17,956	$18,540
Brand and trademarks*	12,686	12,795
Customer relationships	13,165	13,586
Computer software	2,026	1,974
Other*	144	144
Less: Accumulated amortization	(8,858)	(7,414)
Less: Impairments	(9,250)	(7,350)
Intangibles, net	$27,869	$32,275

* Indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of June 30, 2024 was as follows:

Fiscal period
Remainder of 2024	$1,639
2025	3,192
2026	3,104
2027	3,104
2028	1,861
Thereafter	11,389
Intangibles, net	$24,289

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the six months ended June 30, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reporting segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which has underperformed relative to budget, a revised June 30, 2024 forecast which shows a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to intangibles of $1,900 and goodwill of $10,039 was allocated to the U.S. Cannabis reporting unit.

Cannabis - U.S. - Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection using projections for 2024 to 2028 with an average revenue growth rate of 6% between 2025 to 2028, followed by a terminal growth rate of 2%. Management concluded that as of June 30, 2024, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $10,039 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 12%. A decrease of 1% to the discount rate, would not result in a material change to the impairment charge.

Terminal growth rate: An increase of 1% in the terminal growth rate would not result in a material change to the impairment charge.

Future cash flows: An increase in future cash flows by 10% would not result in a material change to the impairment charge.

Cannabis – U.S. Brand

The fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that as of June 30, 2024, the fair value was lower than its carrying value of $1,900 as the notional brand maintenance costs exceeded the incremental royalty of 3.5%. Therefore, an impairment charge to the brand intangible of $1,900 was allocated to the reporting unit.

Cannabis - Canada

When the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis it concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

At June 30, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	June 30, 2024	December 31, 2023
Term Loan - ("FCC Loan") - repayable by monthly principal payments of $164 and accrued interest at a rate of 8.90%; matures May 3, 2027	$21,804	$22,788
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.95%; matures February 7, 2026	7,310	8,298
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount starting June 30, 2021, interest rate of 8.95%; matures February 7, 2026	11,879	13,201
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at a rate of 10.95%, matures December 31, 2031	3,426	3,771
Total	$44,419	$48,058

The Company’s line of credit with Bank of Montreal ("Operating Loan") had $4,000 amount drawn on the facility as of June 30, 2024 and December 31, 2023.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of June 30, 2024 and December 31, 2023 was $80,400 and $117,293, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The carrying value of the assets pledged as collateral for the Operating Loan as of June 30, 2024 and December 31, 2023 was $23,359 and $28,034, respectively.

The Pure Sunfarms line of credit had a balance of $0 as of June 30, 2024 and December 31, 2023, respectively.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its credit facility covenants as of June 30, 2024.

The weighted average annual interest rate on short-term borrowings as of June 30, 2024 and December 31, 2023 was 9.73% and 9.44%, respectively.

Accrued interest payable on all long-term debt as of June 30, 2024 and December 31, 2023 was $347 and $390, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2024 and thereafter are as follows:

Remainder of 2024	$2,857
2025	5,714
2026	16,679
2027	17,343
2028	457
Thereafter	1,369
Total	$44,419

7. FINANCIAL INSTRUMENTS

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

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a company employee who also owns a minority interest in Rose. For the three and six months ended June 30, 2024, the Company paid C$151 and C$190 and for the three and six months ended June 30, 2023 the Company paid C$47 and C$92, respectively, to lease this office space.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $85 and $61 in salary and benefits during the six months ended June 30, 2024 and 2023, respectively.

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders, which includes two company employees, for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016.

9. INCOME TAXES

The Company has recorded a provision for income taxes of ($260) and ($580) for the three and six months ended June 30, 2024, respectively, compared with a provision for income taxes of ($1,299) and ($1,933) for the same periods last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $45,571 as of June 30, 2024 and $39,530 as of December 31, 2023. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2024.

As of June 30, 2024, the Company’s net deferred tax assets totaled $4,201 and were primarily derived from net operating loss carryforwards.

10. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of June 30, 2024, the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business receives a royalty from a renewable natural gas facility that is located at the Company's Delta facility.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales
Produce	$47,019	$43,846	$83,113	$78,413
Cannabis - Canada	40,745	28,065	78,191	53,177
Cannabis - United States	4,297	5,301	8,834	10,278
Energy	121	—	121	—
	$92,182	$77,212	$170,259	$141,868
Gross profit
Produce	$(4,164)	$(2,761)	$(854)	$(2,146)
Cannabis - Canada	10,705	10,716	20,213	19,170
Cannabis - United States	2,629	3,558	5,324	6,796
Energy	78	(14)	78	(21)
	$9,248	$11,499	$24,761	$23,799

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

11. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(23,549)	$(1,380)	$(26,401)	$(8,016)
Denominator:
Weighted average number of common shares - basic	110,960	110,239	110,604	107,185
Effect of dilutive securities- share-based employee options and awards	—	—	—	—
Weighted average number of common shares - diluted	110,960	110,239	110,604	107,185
Antidilutive options and awards	6,572	6,589	6,572	6,589
Net loss per ordinary share:
Basic	$(0.21)	$(0.01)	$(0.24)	$(0.07)
Diluted	$(0.21)	$(0.01)	$(0.24)	$(0.07)

12. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense was $2,196 and $2,601 for the three and six months ended June 30, 2024, respectively, and $656 and $2,388 for the three and six months ended June 30, 2023, respectively.

Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	6,946,576	$3.50	7.54	$83
Granted	50,000	$0.83	9.80	$3
Forfeited/expired	(424,167)	$3.43
Outstanding at June 30, 2024	6,572,409	$3.49	7.38	$1,061
Exercisable at June 30, 2024	3,572,555	$5.44	6.22	$141

Restricted shares activity for the six months ended June 30, 2024 was as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	—	$-
Granted	1,785,144	$1.20
Vested and Issued	(1,479,024)	$1.25
Outstanding at June 30, 2024	306,120	$0.98
Exercisable at June 30, 2024	—	$-

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

13. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	Six Months Ended June 30,
	2024	2023
Trade receivables	$(7,738)	$(447)
Inventories	17,174	(880)
Other receivables	(123)	(9,991)
Prepaid expenses and deposits	2,306	(411)
Trade payables	(1,760)	(2,487)
Accrued liabilities	(453)	6,017
Lease liabilities	(1,372)	(956)
Other assets, net of other liabilities	(1,712)	1,330
	$6,322	$(7,825)

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

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is comprised of Pure Sunfarms and an 80% ownership in Rose LifeScience.

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

Energy Segment

Our Energy segment is comprised of VF Clean Energy Inc.

VFCE has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in 2024, converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty.

Recent Developments and Updates

Canadian Cannabis

•
Further expanded its number two national market share position1, further narrowing the gap to the number one position and achieving our highest national market share position to date;
•
Was the only LP among the top five to expand its national market share position sequentially1;
•
Further expanded its number one national market share position in dried flower1;
•
Expanded its number two national market share position in the pre-roll category1;
•
Continued to achieve steady market share gains in British Columbia (moving up two positions to be tied for the number two position) and Alberta (moving up four positions to the number four position) in the last year1;
•
The Supertoast brand was the third fastest growing brand nationally for the first half of 2024 with 20% market share in the milled category nationally2, despite being sold in only four provinces;
•
Village Farms' SKUs held the number one position in the flower category during both the first and second quarters of 20242;
•
Launched Hi-Def Pre-Rolls, a first-of-its-kind pre-roll, featuring pure ground flower optimized for high potency, with THC content between 36-44%, with no concentrates, infusions or kief.

1.For the second quarter of 2024. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

2. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

International Cannabis

•
Continued the build-out of the Company’s first indoor cannabis production facility in Drachten, The Netherlands for the Dutch recreational cannabis program, with production on track to begin in the fourth quarter of 2024. The Dutch Program recently completed its start-up phase and expanded the number of municipalities in which regulated cannabis can be sold in “coffee shops” from two to ten.

U.S. Cannabis

•
The proliferation of unregulated hemp-derived products in the U.S. market, continues to challenge market share for the CBD industry and is causing certain states to impose significant restrictions on intoxicating hemp derived products;
•
Completed internalization of gummy production, which will support consistency of supply and gross profit;
•
Balanced Health’s CBDistillery reported study results demonstrating its shhh+ Distilled THC + CBN Deep Sleep Gummies help users to achieve better-quality rest, fall back to sleep during the night and wake up feeling refreshed; and,
•
The Company’s application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure.

VF Fresh (Produce)

•
Continued improvement in our Texas greenhouse operations resulting in a year-over-year decrease in cost per pound due to ongoing labor efficiencies and increased yields;
•
Entered into a strategic agreement to expand third-party supply;
•
Implementing new cultivation technologies, including artificial intelligence, to drive further operational improvements;
•
Amended and extended the credit agreement for the Company’s C$10 million revolving line of credit with a Canadian chartered bank. Amendments include the expansion of the Company’s borrowing options to provide additional financial flexibility and the maturity date was extended from May 24, 2024 to May 24, 2027; and,
•
The Company has an ongoing sale process for its Monahans (Permian Basin, Texas) greenhouse facility. It is also evaluating other uses for the site and facility, some of which are outside its historical produce business.

Village Farms Clean Energy

•
In April 2024, the Delta, British Columbia Renewable Natural Gas Project began operations, which immediately began contributing incremental profit to the Company.

Corporate

•
Increased ownership of Rose by 10% to hold an 80% interest, with the purchase being immediately accretive to adjusted EBITDA and net income;
•
Appointed finance and operations veteran, Carolyn Hauger, to the Board of Directors;

Presentation of Financial Results

Our consolidated results of operations (prior to net income) for the three and six months ended June 30, 2024 and 2023 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership in Rose LifeScience through March 31, 2024, our 80% ownership in Rose LifeScience beginning on April 1, 2024, and our 85% ownership in Leli.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2024, June 30, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Spot rate	0.7310	0.7547	0.7543
Three-month period ended	0.7308	0.7445	N/A
Six-month period ended	0.7363	0.7420	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$92,182	$77,212	$170,259	$141,868
Cost of sales	(82,934)	(65,713)	(145,498)	(118,069)
Gross profit	9,248	11,499	24,761	23,799
Selling, general and administrative expenses	(19,666)	(16,753)	(36,053)	(34,158)
Interest expense	(905)	(1,411)	(1,822)	(2,544)
Interest income	322	283	528	479
Foreign exchange (loss) gain	(403)	738	(1,281)	669
Other income	45	5,602	149	5,632
Goodwill and intangible asset impairments (1)	(11,939)	—	(11,939)	—
Loss before taxes	(23,298)	(42)	(25,657)	(6,123)
Provision for income taxes	(260)	(1,299)	(580)	(1,933)
Loss including non-controlling interests	(23,558)	(1,341)	(26,237)	(8,056)
Less: net loss (income) attributable to non-controlling interests, net of tax	9	(39)	(164)	40
Net loss attributable to Village Farms International Inc. shareholders	$(23,549)	$(1,380)	$(26,401)	$(8,016)
Adjusted EBITDA (2)	$(3,559)	$4,475	$32	$4,994
Basic loss per share	$(0.21)	$(0.01)	$(0.24)	$(0.07)
Diluted loss per share	$(0.21)	$(0.01)	$(0.24)	$(0.07)
(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024 and 85% interest in Leli.

We caution that our results of operations for the three and six months ended June 30, 2024 and 2023 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three and six months ended June 30, 2024 and 2023 is included below. The consolidated results include all four of our operating segments: Produce, Canadian Cannabis, U. S. Cannabis, and Energy, along with public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Sales

Sales for the three months ended June 30, 2024 were $92,182 compared with $77,212 for the three months ended June 30, 2023. The increase of $14,970, or 19%, was primarily due to an increase in Canadian Cannabis sales of $12,680 and an increase in VF Fresh sales of $3,173, partially offset by a decrease in U.S. Cannabis sales of $1,004. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 was ($82,934) compared with ($65,713) for the three months ended June 30, 2023. The increase of $17,221, or 26%, was primarily due to an increase in Canadian Cannabis of $12,691 and VF Fresh cost of sales of $4,576, partially offset by a decrease in U.S. Cannabis cost of sales of $75. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $9,248 compared with $11,499 for the three months ended June 30, 2023. The decrease of $2,251, or 20%, was primarily due to a decrease in gross profit at VF Fresh of $1,403 and U.S. Cannabis of $929. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were ($19,666) (21% of sales) compared with ($16,753) (22% of sales) for the three months ended June 30, 2023. The increase of $2,913, or 17%, was primarily due to an increase in share-based compensation of $1,540 and operating expenses for Canadian Cannabis of $922 and VF Fresh of $759, partially offset by a decrease in U.S. Cannabis operating expenses of $426. For additional information, refer to "Segmented Results of Operations" below.

	For the Three Months Ended June 30,
	2024	2023
Selling, general and administrative expenses	$17,470	$16,097
Share-based compensation	2,196	656
Total selling, general and administrative expenses	$19,666	$16,753

Interest Expense

Interest expense for the three months ended June 30, 2024 was ($905) compared with ($1,411) for the three months ended June 30, 2023. The decrease of $506, or 36%, was due to a decrease in the average outstanding debt balance under our credit facilities.

Interest Income

Interest income for the three months ended June 30, 2024 was $322 compared with $283 for the three months ended June 30, 2023.

Other Income

Other income for the three months ended June 30, 2024 was $45 compared with $5,602 for the three months ended June 30, 2023. The decrease was primarily attributable to a favorable legal settlement at VF Fresh of $5,584 in the three months ended June 30, 2023 relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus ("ToBRFV") infestation (the "ToBRFV Legal Settlement"), which was recorded only in prior-year periods.

Loss Before Taxes

Loss before taxes for the three months ended June 30, 2024 was ($23,298) compared with ($42) for the three months ended June 30, 2023. The change of ($23,256) was primarily due to the impairment of goodwill and intangible assets within the U.S. Cannabis segment during the three months ended June 30, 2024 of ($11,939) (see "Critical Accounting Estimates and Judgments" below), lower gross margins in VF Fresh and U.S. Cannabis, and higher selling, general, and administrative expenses. The three months ended June 30, 2023 also included the ToBRFV Legal Settlement, which was recorded in prior-year periods.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the three months ended June 30, 2024 was ($23,549) compared with ($1,380) for the three months ended June 30, 2023. The change of ($22,169) was primarily due to the impairment of U.S. Cannabis goodwill and intangible assets incurred during the three months ended June 30, 2024 of ($11,939), a lower operating margin, and higher selling, general, and administrative expenses. The change as compared to the three months ended June 30, 2023 also reflected the ToBRFV Legal Settlement in prior-year periods.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2024 was ($3,559) compared with $4,475 for the three months ended June 30, 2023. The change was primarily due to the inclusion of the ToBRFV Legal Settlement at VF Fresh of $5,584 for the three months ended June 30, 2023, lower gross margins, and higher non-share-based compensation selling, general, and administrative costs. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Sales

Sales for the six months ended June 30, 2024 were $170,259 compared with $141,868 for the six months ended June 30, 2023. The increase of $28,391, or 20%, was primarily due to an increase in Canadian Cannabis sales of $25,014 and an increase in VF Fresh sales of $4,700, partially offset by a decrease in U.S. Cannabis sales of $1,444. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 were ($145,498) compared with ($118,069) for the six months ended June 30, 2023. The increase of $27,429, or 23%, was primarily attributable to an increase in Canadian Cannabis cost of sales of $23,971 on higher volume, and VF Fresh cost of sales of $3,408. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $24,761, compared with $23,799 for the six months ended June 30, 2023. The increase of $962, or 4%, was primarily attributable to an increase in gross profit at VF Fresh of $1,292 and Canadian Cannabis of $1,043, partially offset by a decrease in gross profit at U.S. Cannabis of $1,472. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 increased $1,895, or 6%, to ($36,053) (21% of sales), compared with ($34,158) (24% of sales), for the six months ended June 30, 2023. The increase was primarily attributable to an increase in Canadian Cannabis of $1,778 and VF Fresh of $536, partially offset by a decrease in U.S. Cannabis of $637. For additional information, refer to "Segmented Results of Operations" below.

	For the Six Months Ended June 30,
	2024	2023
Selling, general and administrative expenses	$33,452	$31,770
Share-based compensation	2,601	2,388
Total selling, general and administrative expenses	$36,053	$34,158

Interest Expense

Interest expense for the six months ended June 30, 2024 was ($1,822) compared with ($2,544) for the six months ended June 30, 2023. The decrease of $722, or 28%, was due to a decrease in the average outstanding debt balance under our credit facilities.

Interest Income

Interest income for the six months ended June 30, 2024 was $528 compared with $479 for the six months ended June 30, 2023.

Other Income

Other income for the six months ended June 30, 2024 was $149 compared with $5,632 for the six months ended June 30, 2023. The decrease in other income was primarily due to the ToBRFV Legal Settlement that was recorded in the six months ended June 30, 2023 within VF Fresh.

Loss Before Taxes

Loss before taxes for six months ended June 30, 2024 was ($25,657) compared with ($6,123) for the six months ended June 30, 2023. The change of ($19,534), or (319%), was primarily due to an impairment of goodwill and intangible assets of ($11,939) in the U.S. Cannabis segment during the six months ended June 30, 2024, lower gross margin in VF Fresh and U. S. Cannabis, and higher selling, general, and administrative expenses. The six months ended June 30, 2023 also included the ToBRFV Legal Settlement, which was not present in current-year periods.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the six months ended June 30, 2024 was ($26,401) as compared with ($8,016) for the six months ended June 30, 2023, a change of ($18,385), or (229%), primarily due to an impairment of goodwill and intangible assets of ($11,939) in the U.S. Cannabis segment during the six months ended June 30, 2024, lower operating margin in VF Fresh and U.S. Cannabis, and higher selling, general, and administrative expenses. The six months ended June 30, 2023 also included the ToBRFV Legal Settlement of $5,584 for VF Fresh that was not present in current-year periods.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2024 was $32 compared with $4,994 for the six months ended June 30, 2023. The change was mainly driven by the inclusion of the ToBRFV Legal Settlement of $5,584 at VF Fresh during the six months ended June 30, 2023, lower gross margins and higher non-share-based compensation selling, general, and administrative costs for the six months ended June 30, 2024. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended June 30, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$47,019	$40,745	$4,297	$121	$—	$92,182
Cost of sales	(51,183)	(30,040)	(1,668)	(43)	—	(82,934)
Selling, general and administrative expenses	(3,613)	(8,749)	(2,960)	(17)	(4,327)	(19,666)
Other expense, net	(527)	(270)	—	—	(144)	(941)
Goodwill and intangible asset impairments (1)	—	—	(11,939)	—	—	(11,939)
Operating (loss) income	(8,304)	1,686	(12,270)	61	(4,471)	(23,298)
Recovery of (provision for) income taxes	4	(259)	—	—	(5)	(260)
(Loss) income from consolidated entities	(8,300)	1,427	(12,270)	61	(4,476)	(23,558)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(43)	—	—	52	9
Net (loss) income	$(8,300)	$1,384	$(12,270)	$61	$(4,424)	$(23,549)
Adjusted EBITDA (2)	$(6,350)	$4,818	$(240)	$61	$(1,848)	$(3,559)
Basic (loss) income per share	$(0.07)	$0.01	$(0.11)	$0.00	$(0.04)	$(0.21)
Diluted (loss) income per share	$(0.07)	$0.01	$(0.11)	$0.00	$(0.04)	$(0.21)

	For The Three Months Ended June 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$43,846	$28,065	$5,301	$—	$—	$77,212
Cost of sales	(46,607)	(17,349)	(1,743)	(14)	—	(65,713)
Selling, general and administrative expenses	(2,854)	(7,827)	(3,386)	(1)	(2,685)	(16,753)
Other income (expense), net	5,135	(806)	—	(19)	902	5,212
Operating (loss) income	(480)	2,083	172	(34)	(1,783)	(42)
Provision for income taxes	(218)	(818)	—	—	(263)	(1,299)
(Loss) income from consolidated entities	(698)	1,265	172	(34)	(2,046)	(1,341)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(91)	—	—	52	(39)
Net (loss) income	$(698)	$1,174	$172	$(34)	$(1,994)	$(1,380)
Adjusted EBITDA (2)	$1,330	$4,778	$354	$(35)	$(1,952)	$4,475
Basic (loss) income per share	$(0.01)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.01)
Diluted (loss) income per share	$(0.01)	$0.01	$0.00	$(0.00)	$(0.02)	$(0.01)

	For The Six Months Ended June 30, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$83,113	$78,191	$8,834	$121	$—	$170,259
Cost of sales	(83,967)	(57,978)	(3,510)	(43)	—	(145,498)
Selling, general and administrative expenses	(6,306)	(16,453)	(6,366)	(37)	(6,891)	(36,053)
Other expense, net	(1,030)	(671)	—	—	(725)	(2,426)
Goodwill and intangible asset impairments (1)	—	—	(11,939)	—	—	(11,939)
Operating (loss) income	(8,190)	3,089	(12,981)	41	(7,616)	(25,657)
Recovery of (provision for) income taxes	4	(588)	—	—	4	(580)
(Loss) income from consolidated entities	(8,186)	2,501	(12,981)	41	(7,612)	(26,237)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(270)	—	—	106	(164)
Net (loss) income	$(8,186)	$2,231	$(12,981)	$41	$(7,506)	$(26,401)
Adjusted EBITDA (2)	$(4,322)	$8,891	$(855)	$41	$(3,723)	$32
Basic (loss) income per share	$(0.07)	$0.02	$(0.12)	$0.00	$(0.07)	$(0.24)
Diluted (loss) income per share	$(0.07)	$0.02	$(0.12)	$0.00	$(0.07)	$(0.24)

	For The Six Months Ended June 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$78,413	$53,177	$10,278	$—	$—	$141,868
Cost of sales	(80,559)	(34,007)	(3,482)	(21)	—	(118,069)
Selling, general and administrative expenses	(5,770)	(14,675)	(7,003)	(30)	(6,680)	(34,158)
Other income (expense) net	4,591	(1,410)	3	(19)	1,071	4,236
Operating (loss) income	(3,325)	3,085	(204)	(70)	(5,609)	(6,123)
Recovery of (provision for) income taxes	8	(1,956)	—	—	15	(1,933)
(Loss) income from consolidated entities	(3,317)	1,129	(204)	(70)	(5,594)	(8,056)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(60)	—	—	100	40
Net (loss) income	$(3,317)	$1,069	$(204)	$(70)	$(5,494)	$(8,016)
Adjusted EBITDA (2)	$335	$8,688	$203	$(71)	$(4,161)	$4,994
Basic (loss) income per share	$(0.03)	$0.01	$(0.00)	$(0.00)	$(0.05)	$(0.07)
Diluted (loss) income per share	$(0.03)	$0.01	$(0.00)	$(0.00)	$(0.05)	$(0.07)

(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024 and 85% interest in Leli.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and our interest in Rose LifeScience for the three and six months ended June 30, 2024 and 2023. Beginning on April 1, 2024, our interest in Rose LifeScience increased from 70% to 80%, which is reflected in the results presented below.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Sales

Canadian Cannabis net sales for the three months ended June 30, 2024 were $40,745 compared with $28,065 for the three months ended June 30, 2023. The increase of $12,680, or 45%, was due primarily to a 32% increase in net branded sales and a 182% increase in non-branded sales. The increase in net branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by high quality cultivation and new product launches. The increase in non-branded sales resulted from improved supply conditions and pricing created by the shift of many producers to asset light models, including sales of non-brand-spec inventory. International sales increased by 9% primarily due to higher sales to Germany and UK, partially offset by lower sales to Australia.

The Canadian Cannabis business continues to pay a burdensome excise duty (also known as excise tax) on its branded sales (sales to provincial distributors). For the three months ended June 30, 2024, the Company incurred excise duties of $19,815 (C$27,114), or 39% of gross branded sales, compared with $13,966 (C$18,760), or 38% of gross branded sales, for the three months ended June 30, 2023. The increase of $5,849 (C$8,354), or 42%, was due to an increase in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the three months ended June 30, 2024, 75% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 83% for the three months ended June 30, 2023. Non-branded, international, and other sales accounted for 25% of Canadian Cannabis net sales for the three months ended June 30, 2024, as compared with 17% for the three months ended June 30, 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
(in thousands of U.S. dollars)	2024	2023
Branded sales	$50,350	$37,164
Non-branded sales	8,266	2,933
International sales	1,505	1,377
Other	439	557
Less: excise taxes	(19,815)	(13,966)
Net Sales	$40,745	$28,065

	For the Three Months Ended June 30,
(in thousands of Canadian dollars)	2024	2023
Branded sales	$68,896	$49,895
Non-branded sales	11,314	3,940
International sales	2,059	1,849
Other	601	749
Less: excise taxes	(27,114)	(18,760)
Net Sales	$55,756	$37,673

Cost of Sales

Canadian Cannabis cost of sales for the three months ended June 30, 2024 was ($30,040) compared with ($17,349) for the three months ended June 30, 2023. The increase of $12,691, or 73%, was primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold.

Gross Profit/Margin

Canadian Cannabis gross profit for the three months ended June 30, 2024 was $10,705 compared with $10,716 for the three months ended June 30, 2023. Canadian Cannabis gross margin for the three months ended June 30, 2024 was 26% compared with 38% for the three months ended June 30, 2023. The decrease in gross margin percentage was due to a significant volume of sales of non-brand-spec inventory within the non-branded sales channel, as well as higher sales of value brands within the branded sales channel.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended June 30, 2024 were ($8,749), or 21%, of sales compared with ($7,827), or 28%, of sales for the three months ended June 30, 2023. The increase of $922 was primarily due to higher commercial and marketing expenses.

Net Income

Canadian Cannabis net income for the three months ended June 30, 2024 was $1,384 compared with net income of $1,174 for the three months ended June 30, 2023. The improvement in net income was primarily due to a decrease in the tax provision expense of $559, partially offset by an increase in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended June 30, 2024 was $4,818 compared with $4,778 for the three months ended June 30, 2023. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Sales

Canadian Cannabis net sales for the six months ended June 30, 2024 were $78,191 compared with $53,177 for the six months ended June 30, 2023. The increase of $25,014, or 47%, was due primarily to a 36% increase in net branded sales and a 181% increase in non-branded sales. The increase in net branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by high quality cultivation and new product launches. The increase in non-branded sales resulted from improved supply conditions and pricing created by the shift of many producers to asset light models and sales of non-brand-spec inventory.

The Canadian Cannabis business continues to pay a burdensome excise duty (also known as excise tax) on its branded sales (sales to provincial distributors). For the six months ended June 30, 2024, the Company incurred excise duties of $39,518 (C$53,679), or 40% of our gross branded sales, compared to $27,724 (C$37,361), or 39% of our gross branded sales for the six months ended June 30, 2023. The increase of $11,794 (C$16,318), or 43%, in excise duties was due to an increase in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the adult-use (branded) market in Canada.

For the six months ended June 30, 2024, 76% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 83% for the six months ended June 30, 2023. Non-branded, international, and other sales accounted for 24% of Canadian Cannabis net sales for the six months ended June 30, 2024, as compared with 17% for the six months ended June 30, 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands of U.S. dollars)	2024	2023
Branded sales	$99,073	$71,663
Non-branded sales	14,737	5,242
International sales	3,003	3,064
Other	896	932
Less: excise taxes	(39,518)	(27,724)
Net Sales	$78,191	$53,177

	For the Six Months Ended June 30,
(in thousands of Canadian dollars)	2024	2023
Branded sales	$134,589	$96,571
Non-branded sales	20,046	7,061
International sales	4,080	4,131
Other	1,218	1,255
Less: excise taxes	(53,679)	(37,361)
Net Sales	$106,254	$71,657

Cost of Sales

Canadian Cannabis cost of sales for the six months ended June 30, 2024 was ($57,978) compared with ($34,007) for the six months ended June 30, 2023. The increase of $23,971, or 70%, was primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold.

Gross Profit/Margin

Canadian Cannabis gross profit for the six months ended June 30, 2024 was $20,213 compared with $19,170 for the six months ended June 30, 2023. The increase of $1,043, or 5%, was driven by higher sales in the first six months of 2024. Canadian Cannabis gross margin for the six months ended June 30, 2024 was 26% compared with 36% for the six months ended June 30, 2023, with the decrease due to a significant volume of non-brand-spec inventory within non-branded sales channel as well as higher sales of value brands within the branded sales channel.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the six months ended June 30, 2024 increased $1,778 to ($16,453), or 21% of sales compared with ($14,675), or 28% of sales for the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to higher commercial and marketing expenses.

Net Income

Canadian Cannabis net income for the six months ended June 30, 2024 was $2,231 compared with net income of $1,069 for the six months ended June 30, 2023. The improvement in net income was primarily due to a decrease in the tax provision expense of $1,368, partially offset by an increase in selling, general and administrative expenses for the first six months of 2024 as compared to the first six months of 2023.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the six months ended June 30, 2024 was $8,891 compared with $8,688 for the six months ended June 30, 2023. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U.S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three and six months ended June 30, 2024 and 2023, U.S. Cannabis financial results are based on the results of Balanced Health.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Sales

U.S. Cannabis net sales for the three months ended June 30, 2024 was $4,297 compared with $5,301 for the three months ended June 30, 2023. The decrease of $1,004, or 19%, was primarily due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 91% e-commerce sales, 8% retail sales and 1% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended June 30, 2024 was ($1,668) compared with ($1,743) for the three months ended June 30, 2023. The decrease of $75, or 4%, was primarily due to lower sales, partially offset by a shift in product mix as consumers moved to gummies and away from the higher margin tincture products.

Gross Profit/Margin

U.S Cannabis gross profit for the three months ended June 30, 2024 decreased $929, or 26%, to $2,629, or a 61% gross margin, compared with $3,558, or a 67% gross margin, for the three months ended June 30, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended June 30, 2024 were ($2,960) compared with ($3,386) for the three months ended June 30, 2023. The decrease of $426, or 13%, is due to more efficient marketing and brand spending and contract renegotiation.

Net (Loss) Income

U.S. Cannabis net loss for the three months ended June 30, 2024 was ($12,270) compared with net income of $172 for the three months ended June 30, 2023. The change was primarily due to the goodwill and intangible asset impairment charge taken in the three months ended June 30, 2024 of ($11,939). For more information, see "Critical Accounting Estimates and Judgments" below.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended June 30, 2024 was ($240) compared with $354 for the three months ended June 30, 2023. The change was due to lower sales and a lower gross margin. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Sales

U.S. Cannabis net sales for the six months ended June 30, 2024 decreased $1,444, or 14%, to $8,834 compared with $10,278 for the six months ended June 30, 2023. The decrease was primarily due to lower direct-to-consumer sales due to the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 90% e-commerce sales, 7% retail sales and 3% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the six months ended June 30, 2024 was ($3,510) compared with ($3,482) for the six months ended June 30, 2023. The 1% increase was primarily due to a shift in product mix as consumers moved to gummies and away from the higher margin tincture products.

Gross Profit/Margin

U.S Cannabis gross profit for the six months ended June 30, 2024 decreased $1,472 to $5,324, or a 60% gross margin, compared with $6,796, or a 66% gross margin, for the six months ended June 30, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the six months ended June 30, 2024 were ($6,366) compared with ($7,003) for the six months ended June 30, 2023. The decrease of $637, or 9%, is due to more efficient marketing and brand spending and contract renegotiation.

Net Loss

U.S. Cannabis net loss for the six months ended June 30, 2024 was ($12,981) compared with a net loss of ($204) for the six months ended June 30, 2023. The change was primarily due to the 2024 impairment charge of ($11,939) as discussed above, and a decrease in sales at a lower gross margin.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the six months ended June 30, 2024 was ($855) compared with $203 for the six months ended June 30, 2023 due to lower sales and a lower gross margin. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, consists of Village Farms LP and Village Farms Canada LP. VF Fresh’s comparative analysis are based on the consolidated results of Village Farms LP and Village Farms Canada LP for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Sales

VF Fresh sales for the three months ended June 30, 2024 were $47,019 compared with $43,846 for the three months ended June 30, 2023. The increase of $3,173, or 7%, was primarily due to a 16% increase in pounds sold, partially offset by a decrease in average selling price. The increase in sales from Company-owned greenhouses of 21% was due to an increase in the planted area in 2024 following a (15%) strategic reduction in acres planted in Texas in 2023, as well as additional production from the Delta 2 facility, which was partially converted to produce in 2024. These were partially offset by the Permian Basin facility not being used for production in 2024.

The average selling price for all produce sold during the three months ended June 30, 2024 compared with the three months ended June 30, 2023 was as follows: tomatoes changed (9%), peppers changed (2%), cucumbers changed (12%), and mini cucumbers changed (26%). These price changes are due primarily to weaker market pricing and product mix.

Cost of Sales

VF Fresh cost of sales for the three months ended June 30, 2024 increased by $4,576, or 10%, to ($51,183) compared with ($46,607) for the three months ended June 30, 2023. The increase was primarily due to an increase from Company-owned greenhouses of $2,657 and an increase from supply partners of $2,074, partially offset by lower freight expense of $156. The increase in VF Fresh-owned greenhouses cost of sales was due to a 21% increase in pounds sold and the increase in supply partner cost of sales was due to an increase of 11% in product volume. The decrease in freight cost is due to increased available drivers and decreases in fuel prices.

Gross Loss/Margin

VF Fresh gross loss for the three months ended June 30, 2024 was ($4,164) compared with ($2,761) for the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 was (9%) compared with (6%) for the three months ended June 30, 2023. The decreases in both gross loss and gross margin percentage were due to a decrease in average selling price per pound.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended June 30, 2024 increased by $759, or 27%, to ($3,613) (8% of sales) compared with ($2,854) (7% of sales) for the three months ended June 30, 2023.

Net Loss

VF Fresh net loss for the three months ended June 30, 2024 was ($8,300) compared with a net loss of ($698) for the three months ended June 30, 2023. The change was primarily due to a weaker gross margin for the three months ended June 30, 2024 and the inclusion of the ToBRFV Legal Settlement of $5,584 for the three months ended June 30, 2023.

Adjusted EBITDA

VF Fresh Adjusted EBITDA for the three months ended June 30, 2024 was ($6,350) compared with $1,330 for the three months ended June 30, 2023. The change in Adjusted EBITDA was primarily due to a decrease in gross margin for the reasons described above, as well as the inclusion of the ToBRFV Legal Settlement of $5,584 for the three months ended June 30, 2023. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Sales

VF Fresh sales for the six months ended June 30, 2024 was $83,113, compared with $78,413 for the six months ended June 30, 2023. The increase in sales of $4,700, or 6%, was primarily due to an increase of 12% in pounds sold and an increase in supply partner average selling price, partially offset by a decrease in the average selling price from Company-owned greenhouses.

The average selling price for all produce sold during the six months ended June 30, 2024 compared with the six months ended June 30, 2023 was as follows: tomatoes changed (4%), peppers changed 15%, cucumbers changed (11%) and mini cucumbers changed (16%). The price changes are due primarily to product mix and weaker market pricing.

Cost of Sales

VF Fresh cost of sales for the six months ended June 30, 2024 increased by $3,408, or 4%, to ($83,967) compared with ($80,559) for the six months ended June 30, 2023. The increase is primarily due to an increase from supply partners of $4,416, partially offset by a decrease from Company-owned greenhouses of $143, as well as lower freight expense of $865. The increase in supply partner costs is due to a 9% increase in pounds sold. The decrease in freight costs is due to increased available drivers and decreases in fuel prices.

Gross Loss/Margin

VF Fresh gross loss for the six months ended June 30, 2024 was ($854) compared with ($2,146) for the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2024 was (1%) compared with (3%) for the six months ended June 30, 2023. The improvements in both gross loss and gross margin percentage were due to an increase from Company-owned greenhouse sales, an increase in supply partner sales, a decrease from Company-owned greenhouse cost per pound, and a decrease in freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the six months ended June 30, 2024 increased by $536, or 9%, to ($6,306) (8% of sales) compared with ($5,770) (7% of sales) for the six months ended June 30, 2023.

Net Loss

VF Fresh net loss for the six months ended June 30, 2024 was ($8,186) compared with a net loss of ($3,317) for the six months ended June 30, 2023. The change was primarily due to the ToBRFV Legal Settlement of $5,584 during the six months ended June 30, 2023 that was not present in current-year periods.

Adjusted EBITDA

VF Fresh Adjusted EBITDA decreased to ($4,322) for the six months ended June 30, 2024 compared with $335 for the six months ended June 30, 2023. The change in Adjusted EBITDA was primarily due to the ToBRFV Legal Settlement during the six months ended June 30, 2023, partially offset by the improved gross margin for the reasons identified above. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At June 30, 2024, cash and cash equivalents were $29,657 and working capital was $66,136, compared with cash, cash equivalents and restricted cash of $35,291 and working capital of $79,612 at December 31, 2023. We believe that our existing cash, cash generated from our operating activities and the availability under our Operating Loan and Pure Sunfarms Loans (each as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of June 30, 2024
Operating Loan		$7,283	$4,000
FCC Term Loan		$21,804	$21,804
Pure Sunfarms Loans	C$	30,938	$22,615
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of June 30, 2024, the Company was in compliance with all of its covenants under its Credit Facilities. The Company was not in compliance with one financial covenant under the FCC Term Loan as of December 31, 2023, for which the Company received a waiver. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2024. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of June 30, 2024 and December 31, 2023 was $347 and $390, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $21,804 on June 30, 2024 and $22,788 on December 31, 2023. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of June 30, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.90% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2024 and December 31, 2023 was $80,400 and $117,293, respectively.

Operating Loan

The Company has a revolving line of credit agreement with Bank of Montreal (the "Operating Loan"). On March 13, 2023, the Company entered into a Note Modification Agreement (the “Modification”) to the Operating Loan. The Modification eliminated the use of LIBOR as a basis to determine certain interest rates under the Operating Loan and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. The Company does not expect the Modification to materially change the amount of interest payable under the Operating Loan.

On May 24, 2024, the Company entered into an amendment to the Operating Loan, which extended the maturity date of the Operating Loan to May 24, 2027.

The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 and future availability of $3,283 on June 30, 2024.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of June 30, 2024 and December 31, 2023 was $23,359 and $28,034, respectively.

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

The PSF Revolving Line of Credit had an outstanding balance of $0 as of June 30, 2024 and December 31, 2023.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of June 30, 2024, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $7,310 on June 30, 2024 and $8,298 on December 31, 2023. Interest under the PSF Non-Revolving Facility is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly. Amounts outstanding under the PSF Non-Revolving Facility mature on February 7, 2026.

The outstanding amount on the PSF Term Loan was $11,879 on June 30, 2024 and $13,201 on December 31, 2023. Interest under the PSF Term Loan is payable at the Canadian prime rate plus an applicable margin per annum, payable quarterly. The PSF Term Loan matures on February 7, 2026.

The outstanding amount under the BDC Credit Facility, a demand loan included in current liabilities as of June 30, 2024 and December 31, 2023, was $3,426 on June 30, 2024 and $3,771 on December 31, 2023. Interest under the BDC Credit Facility is payable at an interest rate of 10.95%, payable monthly, and the amount outstanding matures on December 31, 2031.

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

Summary of Cash Flows

	For the Six Months Ended June 30,
(in Thousands)	2024	2023
Cash, beginning of period	$35,291	$21,676
Net cash flow provided by (used in):
Operating activities	5,652	(5,247)
Investing activities	(4,959)	(1,713)
Financing activities	(5,886)	17,012
Net cash (decrease) increase for the period	(5,193)	10,052
Effect of exchange rate changes on cash	(441)	(69)
Cash, end of the period	$29,657	$31,659

Operating Activities

For the six months ended June 30, 2024 and 2023, cash provided by (used in) operating activities were $5,652 and ($5,247), respectively. The operating activities for the six months ended June 30, 2024 consisted of $6,322 in changes in non-cash working capital items and ($670) in changes before non-cash working capital items, while operating activities for the six months ended June 30, 2023 consisted of ($7,825) in changes in non-cash working capital items and $2,578 in changes before non-cash working capital items. The improvement when comparing the change in before non-cash working capital items for 2024 with 2023 was primarily due to a reduction in Canadian Cannabis inventory as a result of higher sales in 2024 compared with 2023.

Investing Activities

For the six months ended June 30, 2024 and 2023, cash used in investing activities were ($4,959) and ($1,713), respectively. The increase in investing activities for the six months ended June 30, 2024 was primarily due to capital expenditures to support the build out of our first Netherlands-based cannabis production facility. Additional capital expenditures were made to support VF Fresh, Canadian Cannabis, and U.S. Cannabis operations.

Financing Activities

For the six months ended June 30, 2024 and 2023, cash (used in) provided by financing activities were ($5,886) and $17,012, respectively. For the six months ended June 30, 2024, cash used in financing activities consisted of debt repayments of ($2,870) and cash used for the acquisition of an additional 10% ownership of Rose LifeScience. For the six months ended June 30, 2023, cash flows provided by financing activities consisted of $23,335 in net proceeds from the issuance of Common Shares, $83 in proceeds from the exercise of stock options and net repayments of debt of ($6,406) due to repayment of PSF's revolving line of credit.

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

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of U.S. dollars)	2024	2023	2024	2023
Net loss	$(23,549)	$(1,380)	$(26,401)	$(8,016)
Add:
Amortization	3,988	2,946	7,707	6,190
Foreign currency exchange gain (loss)	346	(766)	1,117	(733)
Interest expense, net	611	1,079	1,334	2,016
Provision for income taxes	260	1,299	580	1,933
Provision for income taxes attributable to non-controlling interest	(51)	—	(150)	—
Share-based compensation	2,172	599	2,544	2,282
Interest expense for JV's	(23)	34	(31)	34
Amortization for JVs	698	598	1,332	1,158
Foreign currency exchange gain for JVs	2	1	5	2
Share-based compensation for JV's	19	40	42	74
Other expense, net for JV's	29	(9)	4	(15)
Deferred financing fees	—	34	10	68
Goodwill and intangible asset impairments (1)	11,939	—	11,939	—
Other expense, net	—	—	—	1
Adjusted EBITDA (2)	$(3,559)	$4,475	$32	$4,994

(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
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

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended June 30, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(8,300)	$1,384	$(12,270)	$61	$(4,424)	$(23,549)
Add:
Amortization	1,347	2,545	50	—	46	3,988
Foreign currency exchange gain	29	(12)	—	—	329	346
Interest expense, net	578	216	—	—	(183)	611
(Recovery of) provision for income taxes	(4)	259	—	—	5	260
Provision for income taxes attributable to non-controlling interest	—	(51)	—	—	—	(51)
Share-based compensation	—	18	41	—	2,113	2,172
Interest expense for JV's	—	(23)	—	—	—	(23)
Amortization for JVs	—	432	—	—	266	698
Foreign currency exchange gain for JVs	—	2	—	—	—	2
Share-based compensation for JV's	—	19	—	—	—	19
Other expense, net for JV's	—	29	—	—	—	29
Goodwill and intangible asset impairments (1)	—	—	11,939	—	—	11,939
Adjusted EBITDA (2)	$(6,350)	$4,818	$(240)	$61	$(1,848)	$(3,559)

	For The Six Months Ended June 30, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(8,186)	$2,231	$(12,981)	$41	$(7,506)	$(26,401)
Add:
Amortization	2,681	4,816	104	—	106	7,707
Foreign currency exchange gain	38	15	—	—	1,064	1,117
Interest expense, net	1,149	522	—	—	(337)	1,334
(Recovery of) provision for income taxes	(4)	588	—	—	(4)	580
Provision for income taxes attributable to non-controlling interest	—	(150)	—	—	—	(150)
Share-based compensation	—	40	83	—	2,421	2,544
Interest expense for JV's	—	(31)	—	—	—	(31)
Amortization for JVs	—	799	—	—	533	1,332
Foreign currency exchange gain for JVs	—	5	—	—	—	5
Share-based compensation for JV's	—	42	—	—	—	42
Other expense, net for JV's	—	4	—	—	—	4
Deferred financing fees	—	10	—	—	—	10
Goodwill and intangible asset impairments (1)	—	—	11,939	—	—	11,939
Adjusted EBITDA (2)	$(4,322)	$8,891	$(855)	$41	$(3,723)	$32

	For The Three Months Ended June 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(698)	$1,174	$172	$(34)	$(1,994)	$(1,380)
Add:
Amortization	1,302	1,494	87	—	63	2,946
Foreign currency exchange gain	(80)	(22)	—	(1)	(663)	(766)
Interest expense (income), net	588	728	—	—	(237)	1,079
Provision for income taxes	218	818	—	—	263	1,299
Share-based compensation	—	119	95	—	385	599
Interest expense for JV's	—	34	—	—	—	34
Amortization for JV's	—	367	—	—	231	598
Foreign currency exchange loss for JV's	—	1	—	—	—	1
Share-based compensation for JV's	—	40	—	—	—	40
Other expenses for JV's	—	(9)	—	—	—	(9)
Deferred financing fees	—	34	—	—	—	34
Adjusted EBITDA (2)	$1,330	$4,778	$354	$(35)	$(1,952)	$4,475

	For The Six Months Ended June 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(3,317)	$1,069	$(204)	$(70)	$(5,494)	$(8,016)
Add:
Amortization	2,556	3,284	226	—	124	6,190
Foreign currency exchange (gain) loss	(27)	(35)	19	(1)	(689)	(733)
Interest expense (income), net	1,131	1,289	(24)	—	(380)	2,016
(Recovery of) provision for income taxes	(8)	1,956	—	—	(15)	1,933
Share-based compensation	—	263	185	—	1,834	2,282
Interest expense for JV's	—	34	—	—	—	34
Amortization for JV's	—	699	—	—	459	1,158
Foreign currency exchange loss for JV's	—	2	—	—	—	2
Share-based compensation for JV's	—	74	—	—	—	74
Other expenses for JV's	—	(15)	—	—	—	(15)
Deferred financing fees	—	68	—	—	—	68
Other expense, net	—	—	1	—	—	1
Adjusted EBITDA (2)	$335	$8,688	$203	$(71)	$(4,161)	$4,994

(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.

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

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three and six months ended June 30, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and six month comparative periods in 2023 rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended June 30,		As Reported Change		For the Three Months Ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$92,182	$77,212	$14,970	19%	$93,648	$16,436	21%
Cost of sales	(82,934)	(65,713)	(17,221)	(26%)	(84,021)	(18,308)	(28%)
Selling, general and administrative expenses	(19,666)	(16,753)	(2,913)	(17%)	(19,974)	(3,221)	(19%)
Other (expense) income, net	(941)	5,212	(6,153)	118%	(954)	(6,166)	118%
Goodwill and intangible asset impairments (1)	(11,939)	—	(11,939)		(11,939)	(11,939)	0%
Operating loss	(23,298)	(42)	(23,256)	(55371%)	(23,240)	(23,198)	(55234%)
Loss including non-controlling interests	(23,558)	(1,341)	(22,217)	(1657%)	(23,511)	(22,170)	(1653%)
Net loss	(23,549)	(1,380)	(22,169)	(1606%)	(23,507)	(22,127)	(1603%)
Adjusted EBITDA - Constant Currency (2)	(3,559)	4,475	(8,034)	180%	(3,392)	(7,867)	176%

	As Reported				As Adjusted for Constant Currency
	For the Six Months Ended June 30,		As Reported Change		For the Six Months Ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$170,259	$141,868	$28,391	20%	$170,865	$28,997	20%
Cost of sales	(145,498)	(118,069)	(27,429)	(23%)	(145,947)	(27,878)	(24%)
Selling, general and administrative expenses	(36,053)	(34,158)	(1,895)	(6%)	(36,181)	(2,023)	(6%)
Other (expense) income, net	(2,426)	4,236	(6,662)	157%	(2,431)	(6,667)	157%
Goodwill and intangible asset impairments (1)	(11,939)	—	(11,939)		(11,939)	(11,939)	0%
Operating (loss) income	(25,657)	(6,123)	(19,534)	(319%)	(25,633)	(19,510)	(319%)
Loss including non-controlling interests	(26,237)	(8,056)	(18,181)	(226%)	(26,217)	(18,161)	(225%)
Net loss	(26,401)	(8,016)	(18,385)	(229%)	(26,383)	(18,367)	(229%)
Adjusted EBITDA - Constant Currency (2)	32	4,994	(4,962)	99%	101	(4,893)	98%
(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the three and six months ended June 30, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reporting segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which has underperformed relative to budget, a revised June 30, 2024 forecast which shows a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to intangibles of $1,900 and goodwill of $10,039 was allocated to the U.S. Cannabis reporting unit.

Cannabis - U.S. - Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection using projections for 2024 to 2028 with an average revenue growth rate of 6% between 2025 to 2028, followed by a terminal growth rate of 2%. Management concluded that as of June 30, 2024, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $10,030 was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

Post-tax discount rate: A market participant post-tax discount rate applied to the after-tax forecast cash flows was 12%. A decrease of 1% to the discount rate, would not result in material change to the impairment charge.

Terminal growth rate: An increase of 1% in the terminal growth rate would not result in a material change to the impairment charge.

Future cash flows: An increase in future cash flows by 10% would not result in a material change to the impairment charge.

Cannabis – U.S. Brand

The fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that as of June 30, 2024, the fair value was lower than its carrying value of $1,900 as the notional brand maintenance costs exceeded the incremental royalty of 3.5%. Therefore, an impairment charge to the brand intangible of $1,900 was allocated to the reporting unit.

Cannabis - Canada

When the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis it concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2024, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of June 30, 2024, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 7.8% and we had approximately $44,419 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 9.1%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 0.9% over the comparable period in 2023.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $58 and $116 for the three and six months ended June 30, 2024 and $65 and $131 for the three and six months ended June 30, 2023.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2024 and 2023, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7310 and C$1.00 = US$0.7547, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2024 and 2023 with the net foreign exchange gain or loss directly impacting net income (loss):

	June 30, 2024	June 30, 2023
Financial assets
Cash and cash equivalents	$2,847	$1,433
Trade receivables	3,951	2,572
Prepaid and deposits	285	965
Financial liabilities
Trade payables and accrued liabilities	(4,555)	(5,776)
Loan payable	(3,153)	(3,606)
Net foreign exchange gain	$(625)	$(4,412)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Remediation Plan and Status

In the six months ended June 30, 2024, the Company implemented remediation to improve the operation of its controls over the review of the determination of the recoverable amount of its goodwill and intangible assets. The Company will continue to review, optimize and enhance its financial reporting controls and procedures to ensure the remediation measures are effective and controls are operating effectively. The Company expects implementation of its remediation plan by December 31, 2024.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weakness described in management's report on internal control over financial reporting, during the six months ended June 30, 2024 (as described above) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and shareholders of ROSE LifeScience, dated May 29, 2024 (effective as of April 1, 2024)

10.2	Second Amended and Restated Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated May 24, 2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: August 8, 2024