Form 10-Q
period 2024-09-30
Village Farms International, Inc.
filed 2024-11-07
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

Ontario	98-1007671
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Colonial Parkway

Lake Mary, Florida

32746

(Address of Principal Executive Offices) (Zip Code)

(407) 936-1190

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

As of November 7, 2024, 112,337,049 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; risks related to the start-up of international production at our Netherlands operations under Leli Holland B.V. (“Leli”); risks relating to maintaining an active, liquid and orderly trading market for Common Shares as a result of the Company’s potential inability to regain compliance with the Nasdaq Stock Market’s listing rules; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$28,696	$30,291
Restricted cash	—	5,000
Trade receivables	33,185	30,561
Inventories	60,022	78,472
Income tax receivable	8	—
Other receivables	937	294
Prepaid expenses and deposits	5,218	7,150
Total current assets	128,066	151,768
Non-current assets
Property, plant and equipment	200,271	205,613
Investments	2,656	2,656
Goodwill	44,996	55,918
Intangibles	27,494	32,275
Deferred tax asset	1,201	1,201
Right-of-use assets	10,978	12,596
Other assets	2,186	1,962
Total assets	$417,848	$463,989
LIABILITIES
Current liabilities
Line of credit	$4,000	$4,000
Trade payables	18,428	21,753
Current maturities of long-term debt	8,649	9,133
Accrued sales taxes	13,334	15,941
Accrued loyalty program	1,624	1,773
Accrued liabilities	12,407	15,076
Lease liabilities - current	2,489	2,112
Income tax payable	—	28
Other current liabilities	1,694	2,340
Total current liabilities	62,625	72,156
Non-current liabilities
Long-term debt	34,604	38,925
Deferred tax liability	23,954	23,730
Lease liabilities - non-current	9,453	11,335
Other liabilities	2,254	1,902
Total liabilities	132,890	148,048
MEZZANINE EQUITY
Redeemable non-controlling interest	10,608	15,667
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 112,337,049 shares issued and outstanding at September 30, 2024 and 110,248,929 shares issued and outstanding at December 31, 2023.	387,349	386,719
Additional paid in capital	30,338	25,611
Accumulated other comprehensive loss	(6,951)	(3,540)
Retained earnings	(136,386)	(109,165)
Total Village Farms International, Inc. shareholders’ equity	274,350	299,625
Non-controlling interest	—	649
Total shareholders’ equity	274,350	300,274
Total liabilities, mezzanine equity and shareholders’ equity	$417,848	$463,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$83,368	$69,510	$253,627	$211,378
Cost of sales	(67,660)	(54,889)	(213,158)	(172,958)
Gross profit	15,708	14,621	40,469	38,420
Selling, general and administrative expenses	(16,540)	(15,822)	(52,593)	(49,980)
Interest expense	(784)	(988)	(2,606)	(3,532)
Interest income	229	262	757	741
Foreign exchange gain (loss)	352	(971)	(929)	(302)
Other income (loss)	379	(19)	528	5,613
Goodwill and intangible asset impairments	—	—	(11,939)	—
Loss before taxes	(656)	(2,917)	(26,313)	(9,040)
(Provision for) recovery of income taxes	(94)	1,664	(674)	(269)
Loss including non-controlling interests	(750)	(1,253)	(26,987)	(9,309)
Less: net income attributable to non-controlling interests, net of tax	(70)	(46)	(234)	(6)
Net loss attributable to Village Farms International, Inc. shareholders	$(820)	$(1,299)	$(27,221)	$(9,315)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.01)	$(0.25)	$(0.09)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.01)	$(0.01)	$(0.25)	$(0.09)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	111,917	110,239	111,045	108,214
Diluted	111,917	110,239	111,045	108,214
Loss including non-controlling interests	$(750)	$(1,253)	$(26,987)	$(9,309)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,595	(5,986)	(3,655)	(899)
Comprehensive gain (loss) including non-controlling interests	1,845	(7,239)	(30,642)	(10,208)
Comprehensive (income) loss attributable to non-controlling interests	(222)	353	10	(50)
Comprehensive gain (loss) attributable to Village Farms International, Inc. shareholders	$1,623	$(6,886)	$(30,632)	$(10,258)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) gain	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance July 1, 2024 as previously reported	111,728	$386,719	$30,405	$(9,394)	$(132,566)	$517	$275,681	$10,358
Adjustments	—	-	-	-	(3,000)	-	(3,000)	-
Balance July 1, 2024	111,728	386,719	30,405	(9,394)	(135,566)	517	272,681	10,358
Share-based compensation	609	630	245	—	—	—	875	—
Acquisition of non-controlling interest	—	—	(312)	—	—	(489)	(801)	—
Cumulative translation adjustment	—	—	—	2,443	—	27	2,470	125
Net (loss) income	—	—	—	—	(820)	(55)	(875)	125
Balance at September 30, 2024	112,337	$387,349	$30,338	$(6,951)	$(136,386)	$—	$274,350	$10,608

	Three Months Ended September 30, 2023
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at July 1, 2023	110,239	$386,719	$24,888	$(3,284)	$(82,383)	$668	$326,608	$16,223
Share-based compensation	—	—	747	—	—	—	747	—
Cumulative translation adjustment	—	—	—	(4,903)	—	29	(4,874)	(1,111)
Net (loss) income	—	—	—	—	(1,299)	(81)	(1,380)	126
Balance at September 30, 2023	110,239	$386,719	$25,635	$(8,187)	$(83,682)	$616	$321,101	$15,238

	Nine Months Ended September 30, 2024
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2024 as previously reported	110,249	$386,719	$25,611	$(3,540)	$(106,165)	$649	$303,274	$15,667
Adjustments	—	-	-	-	(3,000)	-	(3,000)	-
Balance January 1, 2024	110,249	386,719	25,611	(3,540)	(109,165)	649	300,274	15,667
Share-based compensation	2,088	630	2,846	—	—	—	3,476	—
Acquisition of Redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Acquisition of non-controlling interest			(312)			(489)	(801)	—
Cumulative translation adjustment	—	—	—	(3,411)	—	—	(3,411)	(244)
Net (loss) income	—	—	—	—	(27,221)	(160)	(27,381)	394
Balance at September 30, 2024	112,337	$387,349	$30,338	$(6,951)	$(136,386)	$—	$274,350	$10,608

	Nine Months Ended September 30, 2023
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2023	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	—	—	3,135	—	—	—	3,135	—
Cumulative translation adjustment	—	—	—	184	—	29	213	(1,111)
Net (loss) income	—	—	—	—	(9,315)	(180)	(9,495)	185
Balance at September 30, 2023	110,239	$386,719	$25,635	$(8,187)	$(83,682)	$616	$321,101	$15,238

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net loss attributable to Village Farms International, Inc. shareholders	$(27,221)	$(9,315)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	14,507	11,726
Amortization of deferred charges	10	102
Net income attributable to non-controlling interest	234	6
Interest expense	2,606	3,532
Interest paid on long-term debt	(3,128)	(3,645)
Unrealized foreign exchange loss	143	92
Goodwill and intangible asset impairments	11,939	—
Non-cash lease expense	1,684	1,615
Share-based compensation	3,476	3,135
Deferred income taxes	384	1,748
Changes in non-cash working capital items	5,302	(2,191)
Net cash provided by operating activities	9,936	6,805
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(8,147)	(4,358)
Purchases of intangibles	(80)	—
Repayment of note receivable	—	835
Net cash used in investing activities	(8,227)	(3,523)
Cash flows (used in) provided by financing activities:
Repayments on borrowings	(4,301)	(7,858)
Purchase of Non-controlling interest	(3,817)	—
Proceeds from issuance of common stock and warrants	—	24,772
Issuance costs	—	(1,437)
Proceeds from exercise of stock options	—	83
Net cash (used in) provided by financing activities	(8,118)	15,560
Effect of exchange rate changes on cash and cash equivalents	(186)	(35)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,595)	18,807
Cash, cash equivalents and restricted cash, beginning of period	35,291	21,676
Cash, cash equivalents and restricted cash, end of period	$28,696	$40,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Business Corporations Act (Ontario). VFF’s principal operating subsidiaries as of September 30, 2024 were Village Farms Canada Limited Partnership, Village Farms, L.P.(together, “Village Farms Fresh” or “VF Fresh”), Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”) and VF Clean Energy, Inc. ("VFCE") and Leli Holland B. V. ("Leli"). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

Village Farms Fresh owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated Licensed Producer and supplier of cannabis products sold to customers throughout Canada and internationally. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Through its 80% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed consolidated financial statements are adequate to make the information not misleading.

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

Translations of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates, with both gains or losses from remeasurement and currency gains or losses from transactions executed in currencies other than the functional currency included in foreign exchange (loss) gain.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

In these condensed consolidated financial statements, “$” means U.S. dollars and "C$" means Canadians dollars, unless otherwise noted.

Revision of Prior-Period Consolidated Financial Statements

In connection with the preparation of our third quarter 2024 condensed consolidated interim financial statements, the Company identified an immaterial misstatement in its estimate of its deferred tax asset valuation allowance as of the year ended December 31, 2023.

As a result, we recorded a decrease to deferred tax assets as of December 31, 2023 and increase in income tax expense for the year ended December 31, 2023 for $3,000, which decreased total assets and retained earnings as of December 31, 2023 and increased our net loss for the year ended December 31, 2023 by $3,000.

Our revision had no impact to the Company’s consolidated statement of cash flows. Additionally, our revision had no impact to the Company’s segment profit measure, compliance with debt covenants, or performance metrics used in the calculation of executive compensation as the impacted line items are excluded from these calculations.

We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

General Economic, Regulatory and Market Conditions

The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including inflationary effects on fuel prices, labor and materials costs, elevated interest rates, potential recessionary impacts and supply chain disruptions that could negatively affect demand for new projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

Recent Accounting Pronouncements

No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consisted of the following as of:

Classification	September 30, 2024	December 31, 2023
Cannabis:
Raw materials	$668	$985
Work-in-progress	8,010	6,543
Finished goods	32,055	47,084
Packaging	7,175	7,641
Produce:
Crop inventory	11,081	15,492
Purchased produce inventory	1,033	727
Inventory	$60,022	$78,472

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	September 30, 2024	December 31, 2023
Land	$14,411	$14,641
Leasehold and land improvements	5,515	5,525
Buildings	215,140	217,384
Machinery and equipment	92,057	86,674
Construction in progress	15,370	13,619
Less: Accumulated depreciation	(142,222)	(132,230)
Property, plant and equipment, net	$200,271	$205,613

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Depreciation expense on property, plant and equipment, was $4,360 and $12,108 for the three and nine months ended September 30, 2024, respectively, and $3,208 and $9,365 for the three and nine months ended September 30, 2023, respectively.

Capitalized interest was $260 and $825 for the three and nine months ended September 30, 2024, respectively, and $323 and $965 for the three and nine months ended September 30, 2023, respectively.

4. ACQUISITIONS

On September 24, 2024, the Company acquired the remaining 15% equity ownership interest in Leli for a total cash purchase price of approximately $801, which resulted in a reduction of non-controlling interest of ($489) and a decrease in additional paid in capital of ($312). The Company's ownership interest in Leli is now 100%.

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

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2024:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of January 1, 2024	$45,879	$10,039	$55,918
Impairments	-	(10,039)	(10,039)
Foreign currency translation adjustment	(883)	-	(883)
Balance as of September 30, 2024	$44,996	$-	$44,996

Intangible Assets

Intangible assets consisted of the following as of:

Classification	September 30, 2024	December 31, 2023
Licenses	$18,351	$18,540
Brand and trademarks*	12,727	12,795
Customer relationships	13,324	13,586
Computer software	2,037	1,974
Other*	144	144
Less: Accumulated amortization	(9,840)	(7,414)
Less: Impairments*	(9,249)	(7,350)
Intangibles, net	$27,494	$32,275

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of September 30, 2024 was as follows:

Fiscal period
Remainder of 2024	$838
2025	3,267
2026	3,178
2027	3,178
2028	1,884
Thereafter	11,527
Intangibles, net	$23,872

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

During the nine months ended September 30, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators, it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reportable segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to goodwill of $10,039 and a charge to intangibles of $1,900 was allocated to the U.S. Cannabis reporting unit.

Cannabis - U.S. - Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projection using projections for the remainder of 2024 to 2028 with an average revenue growth rate of 6% between 2025 to 2028, followed by a terminal growth rate of 2%. Management concluded that as of June 30, 2024, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $10,039 was recorded to the reporting unit.

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

Cannabis - Canada

At September 30, 2024, when the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis, it concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

At September 30, 2023, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	September 30, 2024	December 31, 2023
Term Loan - ("FCC Loan") - repayable by monthly principal payments of $164 and accrued interest at a rate of 8.81%; matures May 3, 2027	$21,312	$22,788
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.45%; matures February 7, 2026	7,028	8,298
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, interest rate of 8.45%; matures February 7, 2026	11,560	13,201
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at a rate of 10.20%, matures December 31, 2031	3,353	3,771
Total	$43,253	$48,058

The Company’s line of credit with Bank of Montreal ("Operating Loan") had $4,000 drawn on the facility as of September 30, 2024 and December 31, 2023.

The carrying value of the assets and securities pledged as collateral for the FCC Loan as of September 30, 2024 and December 31, 2023 was $74,942 and $117,293, respectively.

The carrying value of the assets pledged as collateral for the Operating Loan as of September 30, 2024 and December 31, 2023 was $23,233 and $28,034, respectively.

The Pure Sunfarms line of credit had a balance of $0 as of September 30, 2024 and December 31, 2023.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its credit facility covenants as of September 30, 2024.

The weighted average annual interest rate on short-term borrowings as of September 30, 2024 and December 31, 2023 was 9.21% and 9.44%, respectively.

Accrued interest payable on all long-term debt as of September 30, 2024 and December 31, 2023 was $405 and $390, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The aggregate annual principal maturities of long-term debt for the remainder of 2024 and thereafter are as follows:

Remainder of 2024	$1,440
2025	5,759
2026	16,856
2027	17,348
2028	462
Thereafter	1,388
Total	$43,253

7. FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, note payables and debt. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to insignificant changes in credit risk. Carrying amounts of other long-term financial instruments, excluding the Company's term loans, approximate fair value, since the instruments bear interest at variable or fixed rates which approximate market rates. For its investments, the Company has selected the practicability election to fair value measurement, under which the investment is measured at cost, less impairment, plus or minus observable price changes of an identical or similar investment.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the three and nine months ended September 30, 2024, the Company paid C$40 and C$230, respectively and for the three and nine months ended September 30, 2023 the Company paid C$80 and C$172, respectively, to lease this office space.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $45 and $130 in salary and benefits during the three and nine months ended September 30, 2024, respectively, and $42 and $103 in salary and benefits during the three and nine months ended September 30, 2023, respectively.

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders, which includes two company employees, for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016 (note 4).

9. INCOME TAXES

The Company has recorded a provision for income taxes of ($94) and ($674) for the three and nine months ended September 30, 2024, respectively, compared with a recovery of (provision for) income taxes of $1,664 and ($269) for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax (provision) benefit in any period will be affected by, among other things, permanent, as well as discrete items, differences in the deductibility of certain items, changes in the valuation allowance related to net deferred tax assets, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $48,742 as of September 30, 2024 and $42,530 as of December 31, 2023. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

As of September 30, 2024, the Company’s net deferred tax assets totaled $1,201 and were primarily derived from a tax planning strategy to utilize a portion of its existing net operating loss carryforwards.

10. SEGMENT AND GEOGRAPHIC INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, assesses performance and allocates resources.

As of September 30, 2024, the Company’s four segments are as follows:

Segment	Description
Produce	The Produce segment produces, markets, and sells premium quality tomatoes, bell peppers and cucumbers.
Cannabis – Canada	The Cannabis – Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally.
Cannabis – United States	The Cannabis – United States segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications.
Energy	The Energy business receives a royalty from a renewable natural gas facility that is located in Delta, B.C.

The Company’s primary operations are in the United States and Canada. Segment information is summarized below:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales
Produce	$42,770	$35,712	$125,883	$114,125
Cannabis - Canada	36,463	28,810	114,654	81,987
Cannabis - United States	3,943	4,988	12,777	15,266
Energy	192	—	313	—
	$83,368	$69,510	$253,627	$211,378
Gross profit
Produce	$3,481	$1,492	$2,627	$(654)
Cannabis - Canada	9,599	9,944	29,812	29,114
Cannabis - United States	2,500	3,185	7,824	9,981
Energy	128	—	206	(21)
	$15,708	$14,621	$40,469	$38,420

Income (loss) before taxes
Produce	$403	$(1,172)	$(7,787)	$(4,497)
Cannabis - Canada	1,600	1,918	4,689	5,003
Cannabis - United States	(192)	79	(13,173)	(125)
Energy	297	(58)	338	(128)
	$2,108	$767	$(15,933)	$253

A reconciliation of the Company’s segment Income (loss) before taxes to the Condensed Consolidated Statements of Operations is summarized below:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment operating income	$2,108	$767	$(15,933)	$253
Other corporate expenses, net	(2,764)	(3,684)	(10,380)	(9,293)
Total income (loss) before taxes	$(656)	$(2,917)	$(26,313)	$(9,040)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

11. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(820)	$(1,299)	$(27,221)	$(9,315)
Denominator:
Weighted average number of common shares - basic	111,917	110,239	111,045	108,214
Effect of dilutive securities- share-based employee options and awards	—	—	—	—
Weighted average number of common shares - diluted	111,917	110,239	111,045	108,214
Antidilutive options and awards	6,692	6,509	6,692	6,509
Net loss per ordinary share:
Basic	$(0.01)	$(0.01)	$(0.25)	$(0.09)
Diluted	$(0.01)	$(0.01)	$(0.25)	$(0.09)

12. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense was $875 and $3,476 for the three and nine months ended September 30, 2024, respectively, and $747 and $3,135 for the three and nine months ended September 30, 2023, respectively.

Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	6,946,576	$3.50	7.54	$83
Granted	170,000	$0.95	6.21	$5
Forfeited/expired	(424,167)	$3.43
Outstanding at September 30, 2024	6,692,409	$3.43	7.09	$294
Exercisable at September 30, 2024	3,600,055	$5.24	5.97	$57

Restricted shares activity for the nine months ended September 30, 2024 was as follows:

	Number of Restricted Stock Grants	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	—	$-
Granted	1,785,144	$1.20
Vested and Issued	(1,479,024)	$1.25
Outstanding at September 30, 2024	306,120	$0.98
Exercisable at September 30, 2024	—	$-

On September 3, 2024, the Company granted 600,000 shares to a director of the Company.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

13. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023
Trade receivables	$(625)	$(475)
Inventories	16,000	(5,284)
Other receivables	(65)	9
Prepaid expenses and deposits	1,774	(845)
Trade payables	(3,231)	(3,624)
Accrued liabilities	(3,136)	5,383
Lease liabilities	(1,617)	(1,574)
Other assets, net of other liabilities	(3,798)	4,219
	$5,302	$(2,191)

The Company paid income taxes of $0 for the three and nine months ended September 30, 2024 and 2023.

The Company paid interest expense of $955 and $3,128 for the three and nine months ended September 30, 2024, respectively, and $1,008 and $3,645 for the three and nine months ended September 30, 2023, respectively.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada Limited Partnership ("VFCLP"), Village Farms L.P. ("VFLP"), Pure Sunfarms Corp. (“Pure Sunfarms” or "PSF"), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. ("Rose LifeScience” or “Rose”), VF Clean Energy, Inc. (“VFCE”), and Leli Holland B. V. ("Leli" or "Leli Holland").

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

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the second best-selling producer nationally and one of the few Canadian licensed producers with consistently strong operating results.

Additionally, through organic growth, exports and/or acquisitions, we have a strategy to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for Pure Sunfarms’ 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, Pure Sunfarms commenced exports to Israel and in 2023, Pure Sunfarms began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries. As a result of the typically higher margins in international medical markets, we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets. Through our ownership of Leli Holland, we hold one of ten licenses to cultivate cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with cultivation beginning in October of 2024.

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

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment is composed of Pure Sunfarms and an 80% ownership in Rose LifeScience.

Village Farms Canadian Cannabis has one of the single largest cannabis cultivation and processing operations in the world, one of the lowest-cost greenhouse producers and has maintains three of the best-selling flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower to grow, produce and sell cannabis products throughout Canada and for export to markets where permissible by law.

Rose is a top two licensed producer of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is to garner and sustain the leading retail market share in Canada stemming from our leading position as the low-cost, high-quality cannabis producer in Canada and expand our Canadian success into the growing foreign cannabis medicinal markets across the globe.

U.S. Cannabis Segment

Our U.S. Cannabis segment is composed of Balanced Health.

Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-based health and wellness products, distributing its diverse portfolio of consumer products through its top-ranked e-commerce platform, CBDistillery™ and third-party retailers.

Produce Segment

Our Produce segment is composed of VF Fresh, which currently consists of VFLP and VFCLP.

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

Energy Segment

Our Energy segment is composed of VF Clean Energy Inc.

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

Recent Developments and Updates

Canadian Cannabis

•
Was the fastest growing producer year-over year by market share;
•
Further expanded its number one national market share position in dried flower1;
•
Continued to hold the number two producer position in Canada;
•
Continued to hold the number two national market share position in the pre-roll category1;
•
Achieved the number one market share in Quebec; maintained the number one market share in Ontario;
•
Super Toast remained the third fastest growing brand nationally in Q3 2024;
•
Launched Neon Lambo cultivar to strong reception in Q4 2024; new category launches planned through the remainder of Q4 2024 and Q1 2025; and,
•
Currently hold the #1 and #3 cultivars in the German market through a supply agreement2 ;
•
Saw year-over-year increases in international medicinal sales to each of Australia, Germany and the United Kingdom for Q3 and year-to-date 2024 (reported within Canadian Cannabis).

1.For the third quarter of 2024. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

2.Based on estimates from Flowzz.

U.S. Cannabis

•
The Company was one of 25 participants, and the only operator, selected to participate in the Drug Enforcement Administration’s (DEA) upcoming Administrative Law Judge (ALJ) hearing regarding the proposed rescheduling of marijuana in the United States from a Schedule I to a Schedule III drug under the Controlled Substances Act, which is currently expected to take place sometime in January or February 2025;
•
The proliferation of unregulated hemp-derived products in the U.S. market, continues to challenge market share for the CBD industry and is causing certain states to impose significant restrictions on intoxicating hemp derived products; and
•
The Company’s application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure.

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

Leli Holland

•
Acquired the remaining equity ownership interest in Leli, which holds one of 10 licenses to participate in the Dutch recreational cannabis program, to increase our ownership of Leli to 100 percent from 85 percent;
•
Completed construction of the Company’s first indoor cultivation facility in the town of Drachten, Netherlands. The Drachten facility has five flower rooms and additional space for drying, manufacturing, and packaging of finished goods for distribution to approximately 80 Dutch coffeeshops in participating jurisdictions; and
•
The Company began cultivating in October 2024 and continues to expect its first sales to begin during the first quarter of 2025.

Village Farms Clean Energy

•
In April 2024, the Delta, British Columbia Renewable Natural Gas Project began operations, which immediately began contributing incremental profit to the Company; and
•
During the third quarter of 2024, Village Farms Clean Energy produced net income of $0.3 million through royalty payments received from its clean energy partner.

Corporate

•
Following the conclusion of an evaluation managed by the Audit Committee of the Board of Directors (the “Board”) of the Company, the Board approved the appointment of KPMG LLP as the Company’s independent registered public accounting firm effective August 8, 2024; and
•
Received notification from Nasdaq that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market (Nasdaq Listing Rule 5550(a)(2)) (the "Minimum Bid Requirement”) as the bid price for the Company closed below US$1.00 from September 6, 2024 to October 17, 2024 (the “Notification”). The Notification has no immediate effect on the listing of the Common Shares on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until April 16, 2025 (a period of 180 calendar days from the date of Notification) to regain compliance with the Minimum Bid Requirement.

Presentation of Financial Results

Our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership in Rose LifeScience through March 31, 2024, our 80% ownership in Rose LifeScience beginning on April 1, 2024, our 85% ownership in Leli through September 22, 2024, and our 100% ownership in Leli beginning on September 23, 2024.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2024, September 30, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars ("C") to dollars is shown below:

	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Spot rate	0.7398	0.7363	0.7543
Three-month period ended	0.7331	0.7453	N/A
Nine-month period ended	0.7352	0.7431	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$83,368	$69,510	$253,627	$211,378
Cost of sales	(67,660)	(54,889)	(213,158)	(172,958)
Gross profit	15,708	14,621	40,469	38,420
Selling, general and administrative expenses	(16,540)	(15,822)	(52,593)	(49,980)
Interest expense	(784)	(988)	(2,606)	(3,532)
Interest income	229	262	757	741
Foreign exchange gain (loss)	352	(971)	(929)	(302)
Other income (loss)	379	(19)	528	5,613
Goodwill and intangible asset impairments (1)	—	—	(11,939)	—
Loss before taxes	(656)	(2,917)	(26,313)	(9,040)
(Provision for) recovery of income taxes	(94)	1,664	(674)	(269)
Loss including non-controlling interests	(750)	(1,253)	(26,987)	(9,309)
Less: net income attributable to non-controlling interests, net of tax	(70)	(46)	(234)	(6)
Net loss attributable to Village Farms International Inc. shareholders	$(820)	$(1,299)	$(27,221)	$(9,315)
Adjusted EBITDA (2)	$5,302	$3,248	$5,334	$8,243
Basic loss per share	$(0.01)	$(0.01)	$(0.25)	$(0.09)
Diluted loss per share	$(0.01)	$(0.01)	$(0.25)	$(0.09)
(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

We caution that our results of operations for the three and nine months ended September 30, 2024 and 2023 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three and nine months ended September 30, 2024 and 2023 is included below. The consolidated results include all four of our operating segments: Produce, Canadian Cannabis, U. S. Cannabis, and Energy, along with public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Sales

Sales for the three months ended September 30, 2024 were $83,368 compared with $69,510 for the three months ended September 30, 2023. The increase of $13,858, or 20%, was primarily due to an increase in Canadian Cannabis sales of $7,653 and an increase in VF Fresh sales of $7,058, partially offset by a decrease in U.S. Cannabis sales of $1,045. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 was ($67,660) compared with ($54,889) for the three months ended September 30, 2023. The increase of $12,771, or 23%, was primarily due to an increase in Canadian Cannabis cost of sales of $7,998 and VF Fresh cost of sales of $5,069, partially offset by a decrease in U.S. Cannabis cost of sales of $360. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $15,708 compared with $14,621 for the three months ended September 30, 2023. The increase of $1,087, or 7%, was primarily due to an increase in gross profit at VF Fresh of $1,989, partially offset by a decrease in gross profit at Canadian Cannabis of $345 and U.S. Cannabis of $685. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were ($16,540) (20% of sales) compared with ($15,822) (23% of sales) for the three months ended September 30, 2023. The increase of $718, or 5%, was primarily due to an increase in operating expenses for Canadian Cannabis of $385 and VF Fresh of $624 , partially offset by a decrease in U.S. Cannabis operating expenses of $403. For additional information, refer to "Segmented Results of Operations" below.

	For the Three Months Ended September 30,
	2024	2023
Selling, general and administrative expenses	$15,665	$15,075
Share-based compensation	875	747
Total selling, general and administrative expenses	$16,540	$15,822

Interest Expense

Interest expense for the three months ended September 30, 2024 was ($784) compared with ($988) for the three months ended September 30, 2023. The decrease of $204, or 21%, was due to a decrease in the average outstanding debt balance under our credit facilities.

Interest Income

Interest income for the three months ended September 30, 2024 was $229 compared with $262 for the three months ended September 30, 2023.

Other Income (loss)

Other income (loss) for the three months ended September 30, 2024 was $379 compared with ($19) for the three months ended September 30, 2023. The increase was primarily attributable to a favorable fee adjustment for VFCE in the three months ended September 30, 2024.

Loss Before Taxes

Loss before taxes for the three months ended September 30, 2024 was ($656) compared with ($2,917) for the three months ended September 30, 2023. The decrease of $2,261 was primarily due to the improved gross margins in VF Fresh and Canadian Cannabis and a gain on foreign currency for the three months ended September 30, 2024 compared to a loss for the three months ended September 30, 2023, partially offset by higher selling, general, and administrative expenses.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the three months ended September 30, 2024 was ($820) compared with ($1,299) for the three months ended September 30, 2023. The decrease of $479 was primarily due to the improved gross margins in VF Fresh and Canadian Cannabis and a gain on foreign currency for the three months ended September 30,

2024 compared to a loss for the three months ended September 30, 2023, partially offset by higher selling, general, and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2024 was $5,302 compared with $3,248 for the three months ended September 30, 2023. The improvement was mainly driven by stronger performance from VF Fresh. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Sales

Sales for the nine months ended September 30, 2024 were $253,627 compared with $211,378 for the nine months ended September 30, 2023. The increase of $42,249, or 20%, was primarily due to an increase in Canadian Cannabis sales of $32,667 and an increase in VF Fresh sales of $11,758, partially offset by a decrease in U.S. Cannabis sales of $2,489. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 were ($213,158) compared with ($172,958) for the nine months ended September 30, 2023. The increase of $40,200, or 23%, was primarily attributable to an increase in Canadian Cannabis cost of sales of $31,969 due to higher volume, and an increase in VF Fresh cost of sales of $8,477. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $40,469, compared with $38,420 for the nine months ended September 30, 2023. The increase of $2,049, or 5%, was primarily attributable to an increase in gross profit at VF Fresh of $3,281 and Canadian Cannabis of $698, partially offset by a decrease in gross profit at U.S. Cannabis of $2,157. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $2,613, or 5%, to ($52,593) (21% of sales), compared with ($49,980) (24% of sales), for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in Canadian Cannabis of $2,163 and VF Fresh of $1,160, partially offset by a decrease in U.S. Cannabis of $1,040. For additional information, refer to "Segmented Results of Operations" below.

	For the Nine Months Ended September 30,
	2024	2023
Selling, general and administrative expenses	$49,117	$46,845
Share-based compensation	3,476	3,135
Total selling, general and administrative expenses	$52,593	$49,980

Interest Expense

Interest expense for the nine months ended September 30, 2024 was ($2,606) compared with ($3,532) for the nine months ended September 30, 2023. The decrease of $926, or 26%, was due to a decrease in the average outstanding debt balance under our credit facilities.

Interest Income

Interest income for the nine months ended September 30, 2024 was $757 compared with $741 for the nine months ended September 30, 2023.

Other Income

Other income for the nine months ended September 30, 2024 was $528 compared with $5,613 for the nine months ended September 30, 2023. The decrease in other income was primarily due to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus infestation (the "ToBRFV Legal Settlement") of $5,584 that was recorded in the nine months ended September 30, 2023 within VF Fresh.

Loss Before Taxes

Loss before taxes for nine months ended September 30, 2024 was ($26,313) compared with ($9,040) for the nine months ended September 30, 2023. The increase of ($17,273), or (191%), was primarily due to an impairment of goodwill and intangible assets of ($11,939) in the U.S. Cannabis segment during the nine months ended September 30, 2024 and higher selling, general, and administrative expenses. The nine months ended September 30, 2023 also included the ToBRFV Legal Settlement of $5,584.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the nine months ended September 30, 2024 was ($27,221) as compared with ($9,315) for the nine months ended September 30, 2023, an increase of ($17,906), or (192%), primarily due to an impairment of goodwill and intangible assets of ($11,939) in the U.S. Cannabis segment during the nine months ended September 30, 2024 and higher selling, general, and administrative expenses. The nine months ended September 30, 2023 also included the ToBRFV Legal Settlement of $5,584 for VF Fresh.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2024 was $5,334 compared with $8,243 for the nine months ended September 30, 2023. The year over year decrease of $2,909 was mainly driven by the inclusion of the ToBRFV Legal Settlement of $5,584 at VF Fresh during the nine months ended September 30, 2023 and higher selling, general, and administrative costs for the nine months ended September 30, 2024. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended September 30, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$42,770	$36,463	$3,943	$192	$—	$83,368
Cost of sales	(39,289)	(26,864)	(1,443)	(64)	—	(67,660)
Selling, general and administrative expenses	(2,690)	(7,983)	(2,692)	(1)	(3,174)	(16,540)
Other expense, net	(388)	(16)	—	170	410	176
Operating income (loss)	403	1,600	(192)	297	(2,764)	(656)
(Provision for) recovery of income taxes	(27)	(308)	—	—	241	(94)
Income (loss) from consolidated entities	376	1,292	(192)	297	(2,523)	(750)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(124)	—	—	54	(70)
Net income (loss)	$376	$1,168	$(192)	$297	$(2,469)	$(820)
Adjusted EBITDA (2)	$2,331	$4,752	$(159)	$313	$(1,935)	$5,302
Basic income (loss) per share	$0.00	$0.01	$(0.00)	$0.00	$(0.02)	$(0.01)
Diluted income (loss) per share	$0.00	$0.01	$(0.00)	$0.00	$(0.02)	$(0.01)

	For The Three Months Ended September 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$35,712	$28,810	$4,988	$—	$—	$69,510
Cost of sales	(34,220)	(18,866)	(1,803)	—	—	(54,889)
Selling, general and administrative expenses	(2,066)	(7,598)	(3,095)	—	(3,063)	(15,822)
Other expense, net	(598)	(428)	(11)	(58)	(621)	(1,716)
Operating (loss) income	(1,172)	1,918	79	(58)	(3,684)	(2,917)
Recovery of income taxes	221	1,034	—	—	409	1,664
(Loss) income from consolidated entities	(951)	2,952	79	(58)	(3,275)	(1,253)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(89)	—	—	43	(46)
Net (loss) income	$(951)	$2,863	$79	$(58)	$(3,232)	$(1,299)
Adjusted EBITDA (2)	$774	$4,585	$221	$(57)	$(2,275)	$3,248
Basic (loss) income per share	$(0.01)	$0.03	$0.00	$(0.00)	$(0.03)	$(0.01)
Diluted (loss) income per share	$(0.01)	$0.03	$0.00	$(0.00)	$(0.03)	$(0.01)

	For The Nine Months Ended September 30, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$125,883	$114,654	$12,777	$313	$—	$253,627
Cost of sales	(123,256)	(84,842)	(4,953)	(107)	—	(213,158)
Selling, general and administrative expenses	(8,996)	(24,436)	(9,058)	(38)	(10,065)	(52,593)
Other expense (loss)	(1,418)	(687)	—	170	(315)	(2,250)
Goodwill and intangible asset impairments (1)	—	—	(11,939)	—	—	(11,939)
Operating (loss) income	(7,787)	4,689	(13,173)	338	(10,380)	(26,313)
(Provision for) recovery of income taxes	(23)	(896)	—	—	245	(674)
(Loss) income from consolidated entities	(7,810)	3,793	(13,173)	338	(10,135)	(26,987)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(394)	—	—	160	(234)
Net (loss) income	$(7,810)	$3,399	$(13,173)	$338	$(9,975)	$(27,221)
Adjusted EBITDA (2)	$(1,991)	$13,643	$(1,014)	$354	$(5,658)	$5,334
Basic (loss) income per share	$(0.07)	$0.03	$(0.12)	$0.00	$(0.09)	$(0.25)
Diluted (loss) income per share	$(0.07)	$0.03	$(0.12)	$0.00	$(0.09)	$(0.25)

	For The Nine Months Ended September 30, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Sales	$114,125	$81,987	$15,266	$—	$—	$211,378
Cost of sales	(114,779)	(52,873)	(5,285)	(21)	—	(172,958)
Selling, general and administrative expenses	(7,836)	(22,273)	(10,098)	(30)	(9,743)	(49,980)
Other income (expense) net	3,993	(1,838)	(8)	(77)	450	2,520
Operating (loss) income	(4,497)	5,003	(125)	(128)	(9,293)	(9,040)
Recovery of (provision for) income taxes	229	(922)	—	—	424	(269)
(Loss) income from consolidated entities	(4,268)	4,081	(125)	(128)	(8,869)	(9,309)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(149)	—	—	143	(6)
Net (loss) income	$(4,268)	$3,932	$(125)	$(128)	$(8,726)	$(9,315)
Adjusted EBITDA (2)	$1,110	$13,273	$424	$(128)	$(6,436)	$8,243
Basic (loss) income per share	$(0.04)	$0.04	$(0.00)	$(0.00)	$(0.08)	$(0.08)
Diluted (loss) income per share	$(0.04)	$0.04	$(0.00)	$(0.00)	$(0.08)	$(0.08)

(1)
Reflects impairment to goodwill and intangibles of $11,939 in U.S. Cannabis that was based on recent historical performance, near-term forecasts, and the state of the CBD industry in the United States. See “Critical Accounting Estimates and Judgments” below for more information.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and our interest in Rose LifeScience for the three and nine months ended September 30, 2024 and 2023. Beginning on April 1, 2024, our interest in Rose LifeScience increased from 70% to 80%, which is reflected in the results presented below.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Sales

Canadian Cannabis net sales for the three months ended September 30, 2024 were $36,463 compared with $28,810 for the three months ended September 30, 2023. The increase of $7,653, or 27%, was due primarily to a 18% increase in net branded sales and a 66% increase in non-branded sales. The increase in net branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by successful new product launches, the expansion of a rapidly growing brand, and rising demand for value-based product offerings. The increase in non-branded sales resulted from improved industry supply dynamics and pricing supported by a shift of many producers toward asset-light models and sales of non-brand-spec inventory. International sales increased by 94% primarily due to higher sales to Germany, the United Kingdom, and Australia.

The Canadian Cannabis business continues to pay a burdensome excise duty (also known as excise tax) on its branded sales (sales to provincial distributors). For the three months ended September 30, 2024, the Company incurred excise duties of $17,674

(C$24,109), or 39% of gross branded sales, compared with $14,396 (C$19,314), or 38% of gross branded sales, for the three months ended September 30, 2023. The increase of $3,278 (C$4,795), or 23%, was due to an increase in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the three months ended September 30, 2024, 75% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 80% for the three months ended September 30, 2023. Non-branded, international, and other sales accounted for 25% of Canadian Cannabis net sales for the three months ended September 30, 2024, as compared with 20% for the three months ended September 30, 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023
Branded sales	$44,951	$37,459
Non-branded sales	7,402	4,469
International sales	1,360	701
Other	424	577
Less: excise taxes	(17,674)	(14,396)
Net Sales	$36,463	$28,810

	For the Three Months Ended September 30,
(in thousands of Canadian dollars)	2024	2023
Branded sales	$61,317	$50,259
Non-branded sales	10,097	6,048
International sales	1,873	940
Other	578	774
Less: excise taxes	(24,109)	(19,314)
Net Sales	$49,756	$38,707

Cost of Sales

Canadian Cannabis cost of sales for the three months ended September 30, 2024 was ($26,864) compared with ($18,866) for the three months ended September 30, 2023. The increase of $7,998, or 42%, was primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold.

Gross Profit/Margin

Canadian Cannabis gross profit for the three months ended September 30, 2024 was $9,599 compared with $9,944 for the three months ended September 30, 2023. Canadian Cannabis gross margin for the three months ended September 30, 2024 was 26% compared with 35% for the three months ended September 30, 2023. The decrease in gross margin percentage was due to an unfavorable mix, with higher sales volume of non-brand-spec inventory within the non-branded sales channel, as well as higher sales of value brands within the branded sales channel.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended September 30, 2024 were ($7,983), or 22%, of sales compared with ($7,598), or 26%, of sales for the three months ended September 30, 2023. The increase of $385 was primarily due to higher commercial and marketing expenses.

Net Income

Canadian Cannabis net income for the three months ended September 30, 2024 was $1,168 compared with net income of $2,863 for the three months ended September 30, 2023. The decrease in net income was primarily due to an increase in the tax provision expense of $1,342 and an increase in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended September 30, 2024 was $4,752 compared with $4,585 for the three months ended September 30, 2023. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Sales

Canadian Cannabis net sales for the nine months ended September 30, 2024 were $114,654 compared with $81,987 for the nine months ended September 30, 2023. The increase of $32,667, or 40%, was due primarily to a 30% increase in net branded sales and a 128% increase in non-branded sales. The increase in net branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by high quality cultivation and new product launches. The increase in non-branded sales resulted from improved industry supply conditions and pricing supported by a shift of many producers toward asset light models and sales of non-brand-spec inventory.

The Canadian Cannabis business continues to pay a burdensome excise duty on its branded sales (sales to provincial distributors). For the nine months ended September 30, 2024, the Company incurred excise duties of $57,193 (C$77,788), or 40% of our gross branded sales, compared to $41,724 (C$56,145), or 38% of our gross branded sales for the nine months ended September 30, 2023. The increase of $15,469 (C$21,643), or 37%, in excise duties was due to an increase in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the adult-use (branded) market in Canada.

For the nine months ended September 30, 2024, 76% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 82% for the nine months ended September 30, 2023. Non-branded, international, and other sales accounted for 24% of Canadian Cannabis net sales for the nine months ended September 30, 2024, as compared with 18% for the nine months ended September 30, 2023.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023
Branded sales	$144,025	$108,731
Non-branded sales	22,147	9,706
International sales	4,355	3,765
Other	1,320	1,509
Less: excise taxes	(57,193)	(41,724)
Net Sales	$114,654	$81,987

	For the Nine Months Ended September 30,
(in thousands of Canadian dollars)	2024	2023
Branded sales	$195,906	$146,299
Non-branded sales	30,143	13,109
International sales	5,953	5,071
Other	1,796	2,030
Less: excise taxes	(77,788)	(56,145)
Net Sales	$156,010	$110,364

Cost of Sales

Canadian Cannabis cost of sales for the nine months ended September 30, 2024 was ($84,842) compared with ($52,873) for the nine months ended September 30, 2023. The increase of $31,969, or 60%, was primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold.

Gross Profit/Margin

Canadian Cannabis gross profit for the nine months ended September 30, 2024 was $29,812 compared with $29,114 for the nine months ended September 30, 2023. The increase of $698, or 2%, was driven by higher sales in the first nine months of 2024. Canadian Cannabis gross margin for the nine months ended September 30, 2024 was 26% compared with 36% for the nine months ended September 30, 2023, with the decrease due to unfavorable mix, with higher sales volume of non-brand-spec inventory within the non-branded sales channel as well as higher sales of value brands within the branded sales channel.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the nine months ended September 30, 2024 increased $2,163 to ($24,436), or 21% of sales compared with ($22,273), or 27% of sales for the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to higher commercial and marketing expenses.

Net Income

Canadian Cannabis net income for the nine months ended September 30, 2024 was $3,399 compared with net income of $3,932 for the nine months ended September 30, 2023. The decrease in net income was primarily due to an increase in selling, general and administrative expenses for the first nine months of 2024 as compared to the first nine months of 2023.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the nine months ended September 30, 2024 was $13,643 compared with $13,273 for the nine months ended September 30, 2023. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U.S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three and nine months ended September 30, 2024 and 2023, U.S. Cannabis financial results are based on the results of Balanced Health.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Sales

U.S. Cannabis net sales for the three months ended September 30, 2024 was $3,943 compared with $4,988 for the three months ended September 30, 2023. The decrease of $1,045, or 21%, was primarily due to new restrictions on CBD sales in an additional eight states beginning July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 92% e-commerce sales, 7% retail sales and 1% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended September 30, 2024 was ($1,443) compared with ($1,803) for the three months ended September 30, 2023. The decrease of $360, or 20%, was primarily due to lower sales.

Gross Profit/Margin

U.S Cannabis gross profit for the three months ended September 30, 2024 decreased $685, or 22%, to $2,500, or a 63% gross margin, compared with $3,185, or a 64% gross margin, for the three months ended September 30, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended September 30, 2024 were ($2,692) compared with ($3,095) for the three months ended September 30, 2023. The decrease of $403, or 13%, is due to more efficient marketing and brand spending and contract renegotiation.

Net (Loss) Income

U.S. Cannabis net loss for the three months ended September 30, 2024 was ($192) compared with net income of $79 for the three months ended September 30, 2023. The decrease of $271 was primarily due to the lower sales.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended September 30, 2024 was ($159) compared with $221 for the three months ended September 30, 2023. The decrease of $380 was due to lower sales. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Sales

U.S. Cannabis net sales for the nine months ended September 30, 2024 decreased $2,489, or 16%, to $12,777 compared with $15,266 for the nine months ended September 30, 2023. The decrease was primarily due to lower direct-to-consumer sales was primarily due to new restrictions on CBD sales in an additional eight states beginning July 1, 2024 and the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 91% e-commerce sales, 7% retail sales and 2% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the nine months ended September 30, 2024 was ($4,953) compared with ($5,285) for the nine months ended September 30, 2023. The 6% decrease was primarily due lower sales and a shift in product mix as consumers moved to gummies and away from the higher margin tincture products.

Gross Profit/Margin

U.S Cannabis gross profit for the nine months ended September 30, 2024 decreased $2,157 to $7,824, or a 61% gross margin, compared with $9,981, or a 65% gross margin, for the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the nine months ended September 30, 2024 were ($9,058) compared with ($10,098) for the nine months ended September 30, 2023. The decrease of $1,040, or 10%, is due to more efficient marketing and brand spending and contract renegotiation.

Net Loss

U.S. Cannabis net loss for the nine months ended September 30, 2024 was ($13,173) compared with a net loss of ($125) for the nine months ended September 30, 2023. The change was primarily due to the 2024 impairment charge of ($11,939) and lower sales at a lower gross margin.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the nine months ended September 30, 2024 was ($1,014) compared with $424 for the nine months ended September 30, 2023 due to lower sales and a lower gross margin. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, consists of VFLP and VFCLP. VF Fresh’s comparative analysis are based on the consolidated results of VFLP and VFCLP for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Sales

VF Fresh sales for the three months ended September 30, 2024 were $42,770 compared with $35,712 for the three months ended September 30, 2023. The increase of $7,058, or 20%, was primarily due to a 25% increase in pounds sold from Company-owned greenhouses and a 6% increase in volume from supply partners. The increase in sales from Company-owned greenhouses of 25% was due to additional production from the Delta 2 facility, which was partially converted to produce in 2024. This was partially offset by the Permian Basin facility not being used for production in 2024.

The average selling price for all produce sold during the three months ended September 30, 2024 compared with the three months ended September 30, 2023 was as follows: tomatoes changed (1%), peppers changed 33%, cucumbers changed 5%, and mini cucumbers changed (1%).

Cost of Sales

VF Fresh cost of sales for the three months ended September 30, 2024 increased by $5,069, or 15%, to ($39,289) compared with ($34,220) for the three months ended September 30, 2023. The increase was primarily due to an increase from Company-owned greenhouses of $1,247, an increase from supply partners of $3,480, and an increase in freight expense of $342. The increase in VF Fresh-owned greenhouses cost of sales was due to a 25% increase in pounds sold and the increase in supply partner cost of sales was due to an increase of 6% in product volume.

Gross Profit/Margin

VF Fresh gross profit for the three months ended September 30, 2024 was $3,481 compared with $1,492 for the three months ended September 30, 2023. Gross margin for the three months ended September 30, 2024 was 8% compared with 4% for the three months ended September 30, 2023. The increases in both gross profit and gross margin percentage were due to an increase in pounds sold at a lower cost per pound.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended September 30, 2024 increased by $624, or 30%, to ($2,690) (6% of sales) compared with ($2,066) (6% of sales) for the three months ended September 30, 2023 due to higher accounting and legal fees.

Net Income (Loss)

VF Fresh net income for the three months ended September 30, 2024 was $376 compared with a net loss of ($951) for the three months ended September 30, 2023. The increase of $1,327 was primarily due to higher volume at a stronger gross margin for the three months ended September 30, 2024.

Adjusted EBITDA

VF Fresh Adjusted EBITDA for the three months ended September 30, 2024 was $2,331 compared with $774 for the three months ended September 30, 2023. The increase of $1,557 in Adjusted EBITDA was primarily due to an improvement in gross margin for the reasons described above. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Sales

VF Fresh sales for the nine months ended September 30, 2024 was $125,883, compared with $114,125 for the nine months ended September 30, 2023. The increase in sales of $11,758, or 10%, was primarily due to an increase of 12% in pounds sold and an increase in supply partner average selling price, partially offset by a decrease in the average selling price from Company-owned greenhouses.

The average selling price for all produce sold during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was as follows: tomatoes changed (3%), peppers changed 23%, cucumbers changed (6%) and mini cucumbers changed (11%).

Cost of Sales

VF Fresh cost of sales for the nine months ended September 30, 2024 increased by $8,477, or 7%, to ($123,256) compared with ($114,779) for the nine months ended September 30, 2023. The increase is primarily due to an increase from supply partners of $7,895, and an increase from Company-owned greenhouses of $1,104, partially offset by a decrease of lower freight expenses of $522. The increase in supply partner costs is due to a 8% increase in pounds sold. The increase in Company-owned greenhouse costs was due to a 15% increase in pounds sold partially offset by a lower cost per pound. The decrease in freight costs is due to increased available drivers and decreases in fuel prices.

Gross Profit (Loss)/Margin

VF Fresh gross profit for the nine months ended September 30, 2024 was $2,627 compared with a gross loss of ($654) for the nine months ended September 30, 2023. Gross margin for the nine months ended September 30, 2024 was 2% compared with (1%) for the nine months ended September 30, 2023. The improvements in both gross profit and gross margin percentage were due to an increase from Company-owned greenhouse sales, an increase in supply partner sales, a decrease from Company-owned greenhouse cost per pound, and a decrease in freight costs.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the nine months ended September 30, 2024 increased by $1,160, or 15%, to ($8,996) (7% of sales) compared with ($7,836) (7% of sales) for the nine months ended September 30, 2023 due to higher consulting, accounting, and legal fees.

Net Loss

VF Fresh net loss for the nine months ended September 30, 2024 was ($7,810) compared with a net loss of ($4,268) for the nine months ended September 30, 2023. The change was primarily due to the ToBRFV Legal Settlement of $5,584 during the nine months ended September 30, 2023 that was not present in current-year period, partially offset by an increase in sales and improved margins for the nine months ended September 30, 2024.

Adjusted EBITDA

VF Fresh Adjusted EBITDA decreased to ($1,991) for the nine months ended September 30, 2024 compared with $1,110 for the nine months ended September 30, 2023. The change in Adjusted EBITDA was primarily due to the ToBRFV Legal Settlement of $5,584 during the nine months ended September 30, 2023, partially offset by the improved gross margin for the reasons identified above. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At September 30, 2024, cash and cash equivalents were $28,696 and working capital was $65,441, compared with cash, cash equivalents and restricted cash of $35,291 and working capital of $79,612 at December 31, 2023. We believe that our existing cash, cash generated from our operating activities and the availability under our Operating Loan and Pure Sunfarms Loans (each as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of September 30, 2024
Operating Loan		$8,556	$4,000
FCC Term Loan		$21,312	$21,312
Pure Sunfarms Loans	C$	29,656	$21,940
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company’s borrowings under the FCC Term Loan (as defined below) and the Operating Loan (as defined below) (collectively the “Credit Facilities”) are subject to certain positive and negative covenants, including debt ratios, and the Company is required to maintain certain minimum working capital. As of September 30, 2024, the Company was in compliance with all of its covenants under its Credit Facilities. The Company was not in compliance with one financial covenant under the FCC Term Loan as of December 31, 2023, for which the Company received a waiver. FCC measures our financial covenants once a year on the last calendar day of the year and our next annual testing date will be on December 31, 2024. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual testing date.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of September 30, 2024 and December 31, 2023 was $405 and $390, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $21,312 on September 30, 2024 and $22,788 on December 31, 2023. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of September 30, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.81% per annum.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2024 and December 31, 2023 was $74,942 and $117,293, respectively.

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

The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 and future availability of $4,556 on September 30, 2024.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of September 30, 2024 and December 31, 2023 was $23,233 and $28,034, respectively.

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

The PSF Revolving Line of Credit can be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of September 30, 2024 and December 31, 2023. Interest under the PSF Revolving Line of Credit is payable at the Canadian prime rate plus an applicable margin per annum, payable monthly.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of September 30, 2024, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $7,028 on September 30, 2024 and $8,298 on December 31, 2023.

Interest under the PSF Non-Revolving Facility is payable at the Canadian prime rate plus an applicable margin per annum, 8.45% as of September 30, 2024, payable quarterly. Amounts outstanding under the PSF Non-Revolving Facility mature on February 7, 2026.

The outstanding amount on the PSF Term Loan was $11,560 on September 30, 2024 and $13,201 on December 31, 2023. Interest under the PSF Term Loan is payable at the Canadian prime rate plus an applicable margin per annum, 8.45% as of September 30, 2024, payable quarterly. The PSF Term Loan matures on February 7, 2026.

The outstanding amount under the BDC Credit Facility, a demand loan included in current liabilities as of September 30, 2024 and December 31, 2023, was $3,353 on September 30, 2024 and $3,771 on December 31, 2023. Interest under the BDC Credit Facility is payable at an interest rate of 10.20%, payable monthly, and the amount outstanding matures on December 31, 2031.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
(in Thousands)	2024	2023
Cash, beginning of period	$35,291	$21,676
Net cash flow provided by (used in):
Operating activities	9,936	6,805
Investing activities	(8,227)	(3,523)
Financing activities	(8,118)	15,560
Net cash (decrease) increase for the period	(6,409)	18,842
Effect of exchange rate changes on cash	(186)	(35)
Cash, end of the period	$28,696	$40,483

Operating Activities

For the nine months ended September 30, 2024 and 2023, cash provided by operating activities were $9,936 and $6,805, respectively. The operating activities for the nine months ended September 30, 2024 consisted of $5,302 in changes in non-cash working capital items and $4,634 in changes before non-cash working capital items, while operating activities for the nine months ended September 30, 2023 consisted of ($2,191) in changes in non-cash working capital items and $8,996 in changes before non-cash working capital items. The improvement when comparing the change in before non-cash working capital items for 2024 with 2023 was primarily due to a reduction in Canadian Cannabis inventory as a result of higher sales in 2024 compared with 2023.

Investing Activities

For the nine months ended September 30, 2024 and 2023, cash used in investing activities were ($8,227) and ($3,523), respectively. The increase in investing activities for the nine months ended September 30, 2024 was primarily due to capital expenditures to support the build out of our first Netherlands-based cannabis production facility. Additional capital expenditures were made to support VF Fresh, Canadian Cannabis, and U.S. Cannabis operations.

Financing Activities

For the nine months ended September 30, 2024 and 2023, cash (used in) provided by financing activities were ($8,118) and $15,560, respectively. For the nine months ended September 30, 2024, cash used in financing activities consisted of debt repayments of ($4,301) and cash used for the acquisition of an additional 10% ownership interest in Rose LifeScience and additional 15% ownership interest in Leli. For the nine months ended September 30, 2023, cash flows provided by financing activities consisted of $23,335 in net proceeds from the issuance of Common Shares, $83 in proceeds from the exercise of stock options and net repayments of debt of ($7,858) due to repayment of PSF's revolving line of credit.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA and Adjusted EBITDA - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023	2024	2023
Net loss	$(820)	$(1,299)	$(27,221)	$(9,315)
Add:
Amortization	4,204	3,195	11,911	9,384
Foreign currency exchange (gain) loss	(363)	929	754	196
Interest expense, net	662	708	1,996	2,724
Provision for (recovery of) income taxes	94	(1,664)	674	269
Provision for income taxes attributable to non-controlling interest	(6)	—	(156)	—
Share-based compensation	858	690	3,402	2,973
Interest expense for NCI's	(85)	13	(116)	47
Amortization for NCI's	738	603	2,070	1,762
Foreign currency exchange gain for NCI's	4	3	9	5
Share-based compensation for NCI's	16	39	58	113
Other expense, net for NCI's	—	(14)	4	(29)
Deferred financing fees	—	34	10	102
Goodwill and intangible asset impairments (1)	—	—	11,939	—
Other expense, net	—	11	—	12
Adjusted EBITDA (2)	$5,302	$3,248	$5,334	$8,243

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

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended September 30, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net income (loss)	$376	$1,168	$(192)	$297	$(2,469)	$(820)
Add:
Amortization	1,348	2,734	50	—	72	4,204
Foreign currency exchange loss (gain)	20	(34)	—	—	(349)	(363)
Interest expense, net	560	149	—	16	(63)	662
Provision for (recovery of) income taxes	27	308	—	—	(241)	94
Provision for income taxes attributable to non-controlling interest	—	(6)	—	—	—	(6)
Share-based compensation	—	12	(17)	—	863	858
Interest expense for NCI's	—	(85)	—	—	—	(85)
Amortization for NCI's	—	486	—	—	252	738
Foreign currency exchange gain for NCI's	—	4	—	—	—	4
Share-based compensation for NCI's	—	16	—	—	—	16
Adjusted EBITDA (2)	$2,331	$4,752	$(159)	$313	$(1,935)	$5,302

	For The Nine Months Ended September 30, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(7,810)	$3,399	$(13,173)	$338	$(9,975)	$(27,221)
Add:
Amortization	4,029	7,550	154	—	178	11,911
Foreign currency exchange loss (gain)	58	(19)	—	—	715	754
Interest expense, net	1,709	671	—	16	(400)	1,996
Provision for (recovery of) income taxes	23	896	—	—	(245)	674
Provision for income taxes attributable to non-controlling interest	—	(156)	—	—	—	(156)
Share-based compensation	—	52	66	—	3,284	3,402
Interest expense for NCI's	—	(116)	—	—	—	(116)
Amortization for NCI's	—	1,285	—	—	785	2,070
Foreign currency exchange gain for NCI's	—	9	—	—	—	9
Share-based compensation for NCI's	—	58	—	—	—	58
Other expense, net for NCI's	—	4	—	—	—	4
Deferred financing fees	—	10	—	—	—	10
Goodwill and intangible asset impairments (1)	—	—	11,939	—	—	11,939
Adjusted EBITDA (2)	$(1,991)	$13,643	$(1,014)	$354	$(5,658)	$5,334

	For The Three Months Ended September 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(951)	$2,863	$79	$(58)	$(3,232)	$(1,299)
Add:
Amortization	1,283	1,795	53	—	64	3,195
Foreign currency exchange loss	66	28	—	1	834	929
Interest expense (income), net	597	326	—	—	(215)	708
Recovery of income taxes	(221)	(1,034)	—	—	(409)	(1,664)
Share-based compensation	—	160	78	—	452	690
Interest expense for NCI's	—	13	—	—	—	13
Amortization for NCI's	—	372	—	—	231	603
Foreign currency exchange loss for NCI's	—	3	—	—	—	3
Share-based compensation for NCI's	—	39	—	—	—	39
Other expenses for NCI's	—	(14)	—	—	—	(14)
Deferred financing fees	—	34	—	—	—	34
Other expenses	—	—	11	—	—	11
Adjusted EBITDA (2)	$774	$4,585	$221	$(57)	$(2,275)	$3,248

	For The Nine Months Ended September 30, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Corporate	Total
Net (loss) income	$(4,268)	$3,932	$(125)	$(128)	$(8,726)	$(9,315)
Add:
Amortization	3,839	5,078	279	—	188	9,384
Foreign currency exchange loss (gain)	40	(8)	19	—	145	196
Interest expense, net	1,728	1,615	(24)	—	(595)	2,724
(Recovery of) provision for income taxes	(229)	922	—	—	(424)	269
Share-based compensation	—	424	263	—	2,286	2,973
Interest expense for NCI's	—	47	—	—	—	47
Amortization for NCI's	—	1,072	—	—	690	1,762
Foreign currency exchange loss for NCI's	—	5	—	—	—	5
Share-based compensation for NCI's	—	113	—	—	—	113
Other expenses for NCI's	—	(29)	—	—	—	(29)
Deferred financing fees	—	102	—	—	—	102
Other expense, net	—	—	12	—	—	12
Adjusted EBITDA (2)	$1,110	$13,273	$424	$(128)	$(6,436)	$8,243

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

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three and nine months ended September 30, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine month comparative periods in 2023 rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended September 30,		As Reported Change		For the Three Months Ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$83,368	$69,510	$13,858	20%	$85,276	$15,766	23%
Cost of sales	(67,660)	(54,889)	(12,771)	(23%)	(69,072)	(14,183)	(26%)
Selling, general and administrative expenses	(16,540)	(15,822)	(718)	(5%)	(16,947)	(1,125)	(7%)
Other (expense) income, net	176	(1,716)	1,892	110%	165	1,881	110%
Operating loss	(656)	(2,917)	2,261	78%	(578)	2,339	80%
Loss including non-controlling interests	(750)	(1,253)	503	40%	(687)	566	45%
Net loss	(820)	(1,299)	479	37%	(763)	536	41%
Adjusted EBITDA - Constant Currency (2)	5,302	3,248	2,054	(63%)	5,529	2,281	(70%)

	As Reported				As Adjusted for Constant Currency
	For the Nine Months Ended September 30,		As Reported Change		For the Nine Months Ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$253,627	$211,378	$42,249	20%	$254,864	$43,486	21%
Cost of sales	(213,158)	(172,958)	(40,200)	(23%)	(214,072)	(41,114)	(24%)
Selling, general and administrative expenses	(52,593)	(49,980)	(2,613)	(5%)	(52,856)	(2,876)	(6%)
Other (expense) income, net	(2,250)	2,520	(4,770)	189%	(2,256)	(4,776)	190%
Goodwill and intangible asset impairments (1)	(11,939)	—	(11,939)		(11,939)	(11,939)	0%
Operating (loss) income	(26,313)	(9,040)	(17,273)	(191%)	(26,259)	(17,219)	(190%)
Loss including non-controlling interests	(26,987)	(9,309)	(17,678)	(190%)	(26,943)	(17,634)	(189%)
Net loss	(27,221)	(9,315)	(17,906)	(192%)	(27,181)	(17,866)	(192%)
Adjusted EBITDA - Constant Currency (2)	5,334	8,243	(2,909)	35%	5,485	(2,758)	33%
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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the three and nine months ended September 30, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reporting segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to intangibles of $1,900 and goodwill of $10,039 was recorded to the U.S. Cannabis reporting unit.

Cannabis - U.S. - Goodwill

At June 30, 2024, the fair value of the reporting unit was determined based on a discounted cash flow projection using projections for 2024 to 2028 with an average revenue growth rate of 6% between 2025 to 2028, followed by a terminal growth rate of 2%.

Management concluded that as of June 30, 2024, the fair value was lower than its carrying amount and as a result, an impairment charge to goodwill of $10,039 was recorded to the reporting unit.

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

Cannabis - Canada

At September 30, 2024, when the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis it concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2024, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of September 30, 2024, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 7.8% and we had approximately $43,253 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 8.8%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 0.9% over the comparable period in 2023.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $57 and $171 for the three and nine months ended September 30, 2024 and $65 and $131 for the three and nine months ended September 30, 2023.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2024 and 2023, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7398 and C$1.00 = US$0.7363, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2024 and 2023 with the net foreign exchange gain or loss directly impacting net income (loss):

	September 30, 2024	September 30, 2023
Financial assets
Cash and cash equivalents	$3,426	$1,659
Trade receivables	3,303	2,958
Prepaid and deposits	238	573
Financial liabilities
Trade payables and accrued liabilities	(4,023)	(5,842)
Loan payable	(3,019)	(3,549)
Net foreign exchange gain	$(75)	$(4,201)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the

year ended December 31, 2023, which has not been fully remediated as of September 30, 2024, as well as the following material weakness identified during the quarter ended September 30, 2024:

We identified a material weakness in our risk assessment component of internal control over financial reporting that resulted in a failure to effectively design and implement sufficient internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over the information technology (“IT”) system that is utilized to support the Produce segment’s financial reporting processes. Specifically, under our existing ITGCs, we determined that there were insufficient controls to limit user access to this system and to enable oversight of changes being made to the financial inputs under this system. As a result, business process controls (automated and manual) that are dependent on and use information produced from the affected ITGCs were also deemed ineffective because they could have been adversely impacted by any inappropriate user access or financial input changes.

Notwithstanding the identification of the foregoing material weakness, we are not aware of any such inappropriate user access or financial input changes. Accordingly, this material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.

Remediation Plan and Status

In the nine months ended September 30, 2024, the Company continued to implement a remediation plan to improve the operation of its controls over the review of the determination of the fair value of its goodwill and intangible assets, as previously described in our Annual Report on Form 10-K for the year ended December 31,2023. Management is also in the process of designing controls to ensure that control deficiencies contributing to the ITCG material weakness described above are remediated, such that these controls are designed, implemented and operating effectively. These remediation actions are ongoing and included or are expected to include:

•
Enhancing risk assessment and control identification procedures for our Produce segment’s system environment;
•
Enhancing existing controls and/or applying other appropriate procedures to address the design and operation of IT general controls within our Produce segment’s system environment in order to, among other things, limit user access; and
•
Implementing monitoring controls around timely identification and review of system changes.

As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. Once controls are designed and implemented, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than continuing to address the material weaknesses described above, during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Employment Agreement by and between Village Farms, L.P. and Michael A. DeGiglio, dated August 15, 2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: November 7, 2024