Form 10-K
period 2024-12-31
Village Farms International, Inc.
filed 2025-03-13
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Ontario	98-1007671
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

90 Colonial Parkway

Lake Mary, Florida 32746

(Address of principal executive offices)

(407) 936-1190

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2024 was $102,579,818.

As of March 7, 2025, the registrant had 112,337,049 Common Shares outstanding.

PCAOB: 185 Auditor Name: KPMG LLP Auditor Location: Orlando, Florida

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Information contained in the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, is incorporated by reference in Parts III and IV to the extent described therein.

i

As used in this report, the terms “Village Farms,” “Village Farms International,” the “Company,” “we,” “us,” “our” and similar references refer to Village Farms International, Inc. and our consolidated subsidiaries, and the term “Common Shares” refers to our Common Shares, no par value. Our financial information is presented in U.S. dollars and all references in this Annual Report on Form 10-K to “$” means U.S. dollars and all references to “C$” means Canadian dollars.

This Annual Report on Form 10-K contains certain trademarks, trade names and service marks of ours, as described in Item 1, "Business—Intellectual Property". This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as “forward-looking statements”. Forward-looking statements may relate to the Company’s future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. In particular, forward-looking statements in this Annual Report on Form 10-K include statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry and the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as “outlook”, “may”, “might”, “will”, “could”, “should”, “would”, “occur”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “try”, “estimate”, “predict”, “potential”, “continue”, “likely”, “schedule”, “objectives”, or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Inc. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Leli Holland B.V. (“Leli”); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose and Leli and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States and the Netherlands; risks relating to the integration of Balanced Health, Rose and Leli into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential inability to remain listed on the Nasdaq Capital Market (“Nasdaq”) if we do not regain compliance with Nasdaq’s minimum bid price requirement by April 16, 2025; risks relating to maintaining an active, liquid and orderly trading market for Common Shares as a result of the Company's potential inability to regain compliance with the Nasdaq's listing rules; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada; risks related to the start-up of international production at our Netherlands operations under Leli; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

When relying on forward-looking statements to make decisions, the Company cautions readers not to place undue reliance on these statements, as forward-looking statements involve significant risks and uncertainties and should not be read as guarantees of future results, performance, achievements, prospects and opportunities. The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, the Company

ii

undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Village Farms Fresh, our produce business, has pioneered Controlled Environment Agriculture (“CEA”) in North America and helped feed a hungry planet with sustainable greenhouse growing for over three decades. We produce and distribute fresh, premium-quality produce with consistency, 365 days a year, from more than eight million square feet of CEA greenhouses in British Columbia (“B.C.”) and Texas, as well as from our partner greenhouses in B.C., Ontario, and Mexico. We are actively exploring a transformative change in our produce business to enhance our financial and operational performance.

We have leveraged this expertise as a pioneer in the development of the global legal cannabis industry. Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) and Rose LifeScience Inc. (“Rose LifeScience" or "Rose”) comprise our Canadian cannabis businesses. Pure Sunfarms is one of the largest and most respected cannabis growers in the world and the leading flower brand in Canada. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec.

Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) is our U.S. Cannabis business. Balanced Health owns and operates one of the leading brands in the hemp-derived cannabidiol (“CBD”) and other cannabinoids markets, produces high quality health and wellness products and distributes primarily through its top-ranked e-commerce platform, CBDistilleryTM.

Village Farms Clean Energy (“VFCE”) has partnered with Terreva Renewables (formerly Mas Energy) for a 20-year contract, which commenced in 2024 (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Under the contract, Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty.

Leli Holland B.V. (“Leli”) is one of ten licensed legal producers of cannabis in the Netherlands under the 2017-2021 Coalition Agreement (further ratified by the 2021-2025 Coalition Agreement) called The Controlled Cannabis Supply Chain Experiment. Our licensed producer started to supply legal, quality-controlled cannabis to designated Dutch coffee shops in the first quarter of 2025.

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

We produce and distribute fresh, premium-quality produce with consistency 365 days a year from more than eight million square feet of owned CEA greenhouses in B.C. and Texas, plus additional millions of square feet from our partner greenhouses in B.C., Ontario, and Mexico. We are actively exploring a transformative change in our produce division. We primarily market and distribute produce under our Village Farms® brand name and proprietary produce trademarks to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Our Canadian cannabis operations consist of wholly-owned, British Columbia-based Pure Sunfarms and 80% ownership interest in Quebec-based Rose LifeScience. Pure Sunfarms is one of the single largest cannabis cultivation operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30-plus years of experience as a vertically integrated greenhouse grower for the legal cannabis industry in Canada with commercial distribution in 12 Canadian provinces and territories. Our primary objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada and in selected international markets. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec and is the Quebec operational unit of our Canadian cannabis segment.

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

Our Dutch Cannabis operations consists of wholly-owned Leli Holland subsidiary (“Leli”) in the Netherlands. Leli Holland holds one of 10 licenses to produce and distribute recreational cannabis in the regulated program in the Netherlands, which has a population of 18 million people. Leli Holland’s production facility in Drachten was completed in October 2024, and the Company expects Drachten operations to be fully ramped in the second quarter of 2025. Leli completed its first harvest from its indoor facility in December and began sales to Dutch coffee shops in the first quarter of 2025.

We have completed the transition of our VFCE operation to a renewable natural gas facility in partnership with Atlanta-based Terreva Renewables. Operations began in 2024. Leveraging state-of-the-art technologies, the Delta RNG facility purifies and converts landfill (methane) gas that would otherwise escape into the atmosphere to high-demand RNG. This new operation has already contributed incremental cash flow and profitability to Village Farms.

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

By the end of 2024, our Canadian cannabis business was selling products in every Canadian province and territory.

In the fourth quarter of 2024, we believe our Canadian cannabis business had the second largest market share (by dollars) in Canada across all product categories (6.3% share of market, a decrease of 80 bps over fourth quarter of 2023) and the largest market share in the dried flower product category (13.2% share of market, a decrease of 160 bps over the fourth quarter of 2023). For the full year, our market share across all product categories increased 70 basis points to 7.6% of total share of market, and we expanded our leadership position in the dried flower category by 200 basis points, to 15.9% share of the dried flower market.

During 2022, Pure Sunfarms received European Union Good Manufacturing Practice ("EU GMP") certification for its 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia ("B.C.") which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. We began exporting to Israel at the end of 2022, began exporting to Germany and the UK in the fourth quarter of 2023, and continued to export to Australia throughout 2023. We expect international expansion to enhance our profitability while expanding our brand and experience into emerging new legal cannabis markets. We continue to evaluate and pursue profitable international expansion opportunities in such markets.

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

Cannabis retail channels remain competitive across the country and are consolidating in select markets. Historical excess supply of product and a large number of federally-licensed cannabis producers ("License Holders" or "LPs") have contributed to price compression. Starting in 2023, many LPs have chosen to either curtail or halt cannabis production to right size their supply to meet consumer demand, which we view as a positive for industry profitability.

Rose LifeScience

We acquired 70% ownership of privately-held Rose on November 15, 2021 and an additional 10% ownership on May 29, 2024, with the 20% balance held by founders who have remained as senior operating management. Rose is the Quebec-based operational unit of our Canadian Cannabis business, with its headquarters in Huntingdon, Quebec.

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

Rose sells its own cannabis products under six brands: nationally distributed Homage, Tam Tams, Promenade, DLYS, Pure Laine and Six Lunes, which are available exclusively in the Province of Quebec. Promenade is a collaboration with Pure Sunfarms. Rose continued to hold the number two position in Quebec in terms of market share during 2024, an improvement from number 10 in the first quarter of 2021.

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

The Cannabis Act requires that the Minister of Health cause a review of the Act and its administration and operation three years after its coming into force. The Minister will table a report in both Houses of Parliament no later than 18 months after the start of the review. To fulfill these requirements, the Minister of Health and the Minister of Mental Health and Addictions announced an independent Expert Panel to lead the legislative review, and provide independent, expert advice to both Ministers on progress made towards achieving the Act's objectives and will help identify priority areas for improving the functioning of the legislation. From December 2022 to June 2023, the Expert Panel sought feedback from the public on their views about the impacts of the Cannabis Act, and sought the public’s perspective on the engagement paper regarding the legalization of cannabis in Canada. A report on the feedback received by the Expert Panel was published by Health Canada in October 2023. The Expert Panel is preparing a report for the Ministers which was published in March 2024. The report identifies 54 recommendations and 11 observations to strengthen and improve the administration of the Cannabis Act.

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

According to Health Canada's Forward Regulatory Plan: 2024-2026, Health Canada is proposing to amend the Cannabis Act and related legislation to reduce the overall regulatory and administrative burden on regulated parties, while continuing to support the public health and public safety objectives of the Cannabis Act. Health Canada expects to publish final regulatory amendments in Spring 2025.

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

In December 2024, the Fall Economic Statement was released to propose a number of measures related to cannabis, including a national duty stamp in exchange to excise and duty measures. This change is intended to reduce red tape and save cannabis producers time and money.

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

United States Cannabis Industry and Regulatory Overview

We do not maintain any direct investment in cannabis or cannabis-related products in the U.S., excluding BHB's CBD and other cannabinoid business. We participate in federal and state permissible activities in the U.S. and do not engage or intend to engage in direct or indirect business with any business that derives revenue, directly or indirectly, from the sale of cannabis or cannabis-related products in any jurisdiction where the production and sale of cannabis is unlawful under current applicable laws.

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

At the time of this filing, we believe that 44 states plus Washington, D.C. legally permit cannabis (in some form) for medicinal use and 24 states plus Washington, D.C. legally permit cannabis for recreational use. Public support for the adult-use legalization of cannabis continues to increase significantly across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

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

U.S. Regulatory Update Regarding the Notice of Proposed Rulemaking (NPRM) to Reschedule Marijuana

In October 2022, President Joe Biden instructed the Secretary of the Department of Health and Human Services (“HHS”) and the Attorney General to review marijuana’s designation as a Schedule I substance. In August 2023, HHS shared the scientific and medical evaluation conducted by FDA and other HHS constituents with the Drug Enforcement Administration (“DEA”), recommending that marijuana be controlled in Schedule III. HHS’s review was guided by the eight scheduling factors outlined in the CSA: (1) the drug’s actual or relative potential for abuse; (2) scientific evidence of its pharmacological effect, if known; (3) the state of current scientific knowledge regarding the drug or other substance; (4) its history and current pattern of abuse; (5) the scope, duration, and significance of abuse; (6) what, if any, risk there is to the public health; (7) its psychic or physiological dependence liability; and (8) whether the substance is an immediate precursor of an already-controlled substance.

On May 21, 2024, the U.S. Department of Justice (“DOJ”) published a notice of proposed rulemaking (“NPRM”) announcing its intention to reschedule marijuana. The rule proposes to move botanical cannabis (Cannabis sativa L.) with tetrahydrocannabinol (“THC”) content over 0.3% from Schedule I to Schedule III, a less-restrictive schedule, under the CSA. If finalized, rescheduling would ease some restrictions on cannabis-related research, potentially promoting cannabinoid drug development, and would adjust the legal framework in which cannabis manufacturers and distributors operate. However, marijuana would still be subject to substantial regulation by both the DEA and Food and Drug Administration (“FDA”).

The DOJ’s proposal to transfer marijuana from Schedule I to Schedule III is consistent with HHS’s view that marijuana has a currently accepted medical use, as well as HHS’s views about marijuana’s abuse potential and level of physical or psychological dependence. DOJ concurred with HHS’s conclusion that marijuana has a currently accepted medical use based on HHS’s determination that there is (1) widespread current experience with medical use of marijuana in the United States by licensed health care practitioners operating in accordance with implemented state-authorized programs, where the medical use is recognized by entities that regulate the practice of medicine; and (2) some credible scientific support for at least one of those medical uses (specifically, anorexia related to a medical condition; nausea and vomiting; and pain). The NPRM notably does not contain any express DEA endorsement of the proposed rescheduling. The NPRM also states that “DEA has not yet made a determination as to its views of the appropriate schedule for marijuana” and that “DEA believes that additional information arising from this rulemaking will further inform the findings regarding the appropriate schedule for marijuana.”

The rescheduling of marijuana is subject to formal rulemaking procedures under the Administrative Procedure Act (“APA”). This means that, in addition to the public comment period typical for federal agency rulemaking, rulemaking must be conducted on the record after the opportunity for a hearing before an administrative law judge (“ALJ”). On August 29, 2024, the DEA issued a General Notice of Hearing (GNoH) in the Federal Register to receive factual evidence and expert opinion regarding whether marijuana should be transferred to Schedule III. In the GNoH, DEA instructed interested persons desiring to participate in the hearing to provide written notice on or before September 30, 2024.

On November 4, 2024, Village Farms announced that it was one of 25 participants selected to participate in the DEA’s ALJ hearing. Village Farms was the only cannabis industry operator selected to participate, with the Company’s Global Cannabis General Counsel, Dr. John Harloe, representing the Company as a selected witness.

On November 18, 2024, the Company, in coordination with another Designated Participant (“DP”) of the hearing, filed a joint motion with the ALJ seeking the immediate disqualification and removal of the DEA from defending the Proposed Rule, moved to replace DEA with the Department DOJ as proponent, and ordered that the record include all requests for hearing and/or participation filed with the DEA, as well as a record of the decisions made by the DEA regarding why certain parties were designated as participants and others were not, and any ex parte communications between DEA and third parties. The Company’s motion to disqualify was subsequently denied.

On January 6, 2025, the Company jointly filed a Request for Reconsideration (“Request”) of its prior motion to disqualify and remove the DEA from its role as proponent of the Proposed Rule, in light of new evidence reflecting DEA wrongdoing. The Company’s Request contained additional evidence of undisclosed conflicts of interest and extensive improper ex parte communications by the DEA which the Company believes must be lawfully disclosed and made part of the public record. The Company urged the court to take immediate corrective action in response to its Request, which also contained a request for leave to file an interlocutory appeal to resolve the Company’s alleged improper ex parte communications by DEA.

On January 13, 2025, the ALJ responded to the Company’s Request and granted a request for leave to file an interlocutory appeal, and the rescheduling proceedings are now currently stayed. In its response, the ALJ referred to various DEA behavior and alleged misconduct as “unprecedented,” “astonishing,” “embarrassing,” and “demonstrate[ing] a puzzling and grotesque lack of understanding and poor judgment from high-level officials at a major federal agency.” The Company is continuing to work to ensure a fair and transparent process and remains a strong proponent of Schedule III.

Texas Cannabis Industry and Regulatory Overview

The 2021 legislative session was largely focused on addressing the catastrophic freeze and failures of the Texas energy supply, a modest expansion to the medical cannabis program, the Texas Compassionate Use Program (“TCUP”), did pass. TCUP provides low-THC cannabis to registered patients who have a prescription from their physician. This legislation added post-traumatic stress disorder, any form of cancer, and any condition that is part of a medical cannabis research program to the list of conditions which qualify patients for TCUP. The legislation also raised the overall THC by weight cap from 0.5% to 1.0%. Since the law went into effect on September 1, 2021, the patient count has risen to just over 102,500 patients and the participating physician count has to just over 830.

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

Leli - Regulatory Overview

Leli Holland was formed, in 2020, as a "Besloten Vennootschap" with the intention of obtaining one of the ten cannabis cultivation licenses from the Dutch government. The Company entered into a purchase option agreement, September 2021, to buy 80% of the Leli Holland. After clearing various security and background checks, Leli Holland became a selected supplier in the experiment. Leli Holland received a cultivation license on July 7, 2022. In August 2022, Village Farms exercised its purchase option agreement by acquiring 85% of Leli Holland. In September 2024, Village Farms acquired the remaining 15% making Leli Holland B.V. a wholly owned subsidiary of Village Farms International, Inc.

History of Dutch Cannabis

The Dutch relationship with psychoactive substances dates back to shortly after the foundation of the "Vereenigde Oostindische Compagnie" (VOC), or United Dutch East-Indies Company in 1602. In the 17th century, the Dutch gained firm control over the opium trade in Asia. In response to leakages and illegal trade in opium and to international concerns about the rising use of opium, the Dutch government introduced the "Opium Regie," in the Dutch Indies (present day Indonesia) during the 1890s. The revenues from the opium monopoly contributed greatly to the wealth of cities such as Amsterdam and Leiden and ended with the Japanese invasion of the Dutch Indies in 1941. Hemp and hashish were included in the Opium Act of 1928, but only in 1953 did the possession and production of cannabis become a criminal offence in the Netherlands.

Based upon the findings and testimony of both the Hulsman Committee (1969) and Baan Committee (1972), the revision of the Opium Act in 1976 authorized the Dutch government to bring all substances classified in the United Nations' 1961 Single Convention on Narcotic Drugs under the domestic purview of the new Opium Act, which introduced two classifications for substances:

1.
"substances with an unacceptable risk to the health of the user"
2.
"cannabis products"

The newly revised Opium Act delegated drug policy and oversight to the country's Ministry of Health, which would address drug use with medical and social approaches rather than with criminal penalization. Charges for cannabis possession of 30 grams or less would either be dismissed or be charged as a petty offence or misdemeanor (comparable with a traffic ticket) which would not result in a criminal record. Shortly after the revision of the Opium Act, the implementation of new guidelines resulted in a delegation of policy enforcement to be handled at the municipality level amongst the cooperation of a "local triangle" (consisting of the municipality's mayor, public prosecutor, and chief of police) that would decide whether or not to prosecute small-scale sales of cannabis, reflecting what in the Dutch legal system is known as the expediency principle. Within the context of drug policy, law enforcement yields to public health, but also to public order. The expedience principal also helped to pave the way for the emergence of the Dutch coffee shops and other further developments in Dutch drug policy, reflecting the Dutch tradition of pragmatism and tolerance.

Used "off-the-record" since 1978, new guidelines stemming from the 1976 Opium Act were officially published in 1979. A key inclusion to the guidelines state, "Police would only interfere if small-scale trade was publicly advertised or otherwise provocatively effectuated." It is believed that these new guidelines provided the legal leeway for coffee shops to rapidly emerge. However, lacking specificity, the guidelines left it unclear under which circumstances and criteria police should enforce the rules. While some coffee shops were mostly left in peace, others were raided regularly. None of this, however, hindered the steady rise in the number of coffee shops throughout the 1980s. The first estimate of the total number of coffee shops in the Netherlands did not occur until 1995, nearly 1,200 coffee shops and 900 additional illegal points of sale were recorded, while other less official records estimated there to be upwards of 2,500 total cannabis retail establishments (coffee shops + other illegal points of sale) at the peak of the market sometime between the late-1980s to early-1990s. In an attempt to reduce the number of active coffee shops across the country, starting in the mid 90’s - the Dutch government started to implement more stringent coffee shop policy reforms at both a national and municipal level, which substantially reduced the number of coffee shops. At the end of December 2023, there were 564 coffee shops in 102 of the 342 total municipalities that comprise the Netherlands.

Dutch Coffee shop Experiment

In January 2019, the Dutch government passed “Controlled Cannabis Supply Chain Experiment” (“Experiment”). The Experiment, also known as the "weed experiment," is a Dutch government initiative to study the regulation of cannabis production and sale. The Experiment aims to place the entire chain from cultivation to sale within a controlled environment, improving the quality oversight of cannabis products and reducing criminal activities in the sector.

Key Features of the Experiment are:

•
Closed Chain: During the experiment, participating coffee shops are allowed to purchase cannabis only from legal, government-appointed growers. These growers have been selected based on strict criteria and are monitored by the government to ensure product quality and safety. Leli Holland is one of the license holders.
•
Participating Municipalities: The experiment takes place in ten selected municipalities across the Netherlands. Only coffee shops in these municipalities may participate and sell cannabis exclusively from the appointed growers.
•
Duration and Evaluation: The experiment lasts five years, after which participants are allowed to sell inventory and the results will be evaluated. This evaluation will provide insight into the effects of regulated cannabis production on crime, public health, and public order.
•
Objectives: The main objectives of the experiment are to reduce illegal cannabis trade and improve the control over product quality. Additionally, it assesses whether this regulated chain contributes to a healthier and safer living environment.
•
Potential Future Implementation: If the experiment is successful, it could serve as a model for the nationwide implementation of a regulated cannabis production chain in the Netherlands.

Ten suppliers were selected via lottery, in 2022. The suppliers are solely responsible for all cultivation and manufacturing activities and are permitted to supply pre-rolled joints, cannabis flower, hash and edibles made using 'raw' cannabis (no extracts or isolates). Each supplier can supply all/ any coffee shops in all participating municipalities. Within the Experiment the competition is regulated, with the 10 licensed growers in the market producing an estimated annual output of 91,600kg maximum. Ten municipalities were selected from twenty-three applicant municipalities. These will be the only municipalities involved in the experiment. All coffee shops in each municipality are required to participate in the Experiment, resulting in 78 participating coffee shops sourcing from only the ten selected suppliers. The aggregate population of all 10 municipalities selected to participate in the Controlled Cannabis Supply Chain Experiment represents 9.7% (or 1.7 million residents) of the total population of the Netherlands (17.9 million residents).

Since inception of the Experiment due to changes in the Dutch government and other challenges – the initial stages of the Experiment have been formally delayed. The current Transitional Phase in which the current 78 coffee shops can purchase both legal cannabis and illicit cannabis is set to end on April 7, 2025, at which time the Experimental Phase will commence and the 78 coffee shops will only be allowed to purchase legal cannabis from the licensed producers. This Phase is intended to last for at least 4 years and can be extended up to a maximum of an additional 18 months. Upon completion of the Experimental Phase the Dutch government will evaluate the Experiment.

Our Fresh Produce Segment

We commenced produce operations in 1989 and maintain produce operations under both our U.S. subsidiary, Village Farms L.P., and our Canadian subsidiary, Village Farms Canada Limited Partnership. We own four greenhouse facilities in west Texas totaling 130 acres, with three currently cultivating produce, and one produce greenhouse in Delta, B.C. totaling 60 acres, as well as half of one Delta B. C. facility. All of our facilities grew tomatoes in 2024. We also represent third party growers (based in Canada and Mexico) on a sales commission basis, which represents approximately 44% of our 2024 total produce revenues. We are actively exploring a transformative change in our produce business to enhance our financial and operational performance.

Approximately 84% of our total 2024 produce sales were tomatoes, 8% were peppers, 6% were cucumbers and 2% were mini-cukes, in line with our total 2023 produce sales which were comprised of 84% tomatoes, 8% peppers, 6% cucumbers and 2% mini-cukes. We sell produce predominantly to retailers in the United States and Canada.

In 2024, 2023 and 2022, approximately 90%, 89% and 82% of our produce sales were in the United States, respectively, with the top two customers comprising 20% of produce sales in 2024, 21% of produce sales in 2023 and 21% in 2022. Retail direct sales were approximately 65%, 68% and 70% of total produce sales for 2024, 2023, and 2022, respectively, with the balance to wholesale customers who service small retailers or other markets such as food service.

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

In addition, many U.S. growers of labor-intensive crops rely on immigrant workers from countries such as Mexico. The demand for farm labor in the U.S. continues to grow while the labor supply remains constant or slightly decreasing, leading to rising wages and benefits. U.S. employers may utilize H-2A workers to assist in fulfilling their labor needs. Section 218 of the Immigration and Nationality Act authorizes the lawful admission into the United States of temporary, nonimmigrant workers (H-2A workers) to perform agricultural labor or services of a temporary or seasonal nature for up to ten months over a twelve-month period. The H-2A worker adds additional costs to the greenhouse grower as the H-2A program set a Texas state-level minimum prevailing wage of $15.55 in 2024 and $15.79 effective January 1, 2025. Additionally, growers must pay for worker expenses, such as transportation costs and housing.

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

Over the last several years, the greenhouse industry in Mexico has continued to make significant advances with respect to its growing expertise and ability to extend its growing season, which continues to put pressure on produce pricing. Mexican growers are continuing to invest in greenhouses and other technology to improve production and yields. As the greenhouse industry is a labor-intensive business, the labor costs are a significant portion of production costs. Mexico has a considerable wage advantage versus the U.S. due primarily to the lower cost of living in Mexico. The U.S. Federal minimum wage has remained constant since 2009 at US$7.25 per hour; the Texas prevailing hourly wage for H-2A workers was $15.55 in 2024. Mexico’s minimum wage for 2024 was $248.93 Mexican pesos a day (plus $25 Mexican pesos a day for Social Security) or approximately US$16.40 and increased to $278.80 Mexican pesos a day (plus $25 Mexican pesos a day for Social Security) or approximately US$14.60 per day on January 1, 2025.

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

Intellectual Property

We have registered many trademarks and service marks in the United States, Canada and Mexico. The following is a list of the key trademarks and service marks Village Farms has registered for our produce: Village Farms Logo®, BC Grown Logo®, A Revolution in Flavor®, Baby Beefs®, Blissfully Bright®, Cabernet Estate Reserve®, Cheeky Sweets®, Cherry No.9®, Cherry No.9 Fall in Love Again®, Cosmic BeefsteakTM , Delectable TOV®, Exquisite Heirloom®, Fall in Love Again®, From Our House To Your Home®, Garden Fresh Flavor®, Good for the Earth®, Good For, AllTM, Good Day SunshineTM, Heavenly Villagio Marzano®, Home Choice®, Hydroperfect®, Hydroperfect Campari®, It Takes a Village®, Juicy Beefsteak®, Lip Smackin’ Grapes®, Lorabella Blossom®, Maverick Mix®, Mini Sensations®, Savory Roma®, Scrumptious Mini®, Sensational Sara®, Sinfully Sweet®, Sinfully Sweet Campari®, Sweet Bells®, Ture Rebel Mix®, Village Farms® , Village Fields®, Villagio Chef’s Pack® , Villagio Magic Mix® , Villagio Marzano® and Where Freshness is Always in Season®.

We also have the following trademarks registered for Pure Sunfarms in Canada: Pure SunfarmsTM, Pure Sunfarms BC GrownTM, Pure Sun CBDTM, Everyday EverywhereTM, Everyday PremiumTM, Farm to FlowerTM, FlowerhoodTM, Hit The GasTM, No Sun No FlowerTM, Plants and People FirstTM, Pure ProvisionsTM, Rise with the SunTM, SundaisesTM, SoarTM, Soar CannabisTM , The BakeryTM, Pure Sunfarms Pink KushTM, Pure Sunfarms TrailsTM, Purple Sun GodTM, The Original Fraser Valley Weed Co.TM, Super ToastTM, NowadaysTM, Nowadays CBDTM, Weed Grows Better in the ValleyTM.

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

Corporate Information

Village Farms is a publicly traded company in the United States on The Nasdaq Stock Market LLC (“Nasdaq”), under the symbol “VFF”. VFF is a corporation existing under the Business Corporations Act (Ontario). Our registered corporate address is 75 Wellington St. W. 30th Floor, Toronto, Ontario, Canada M5K 1N2. Our principal executive offices are located at 90 Colonial Parkway, Lake Mary, Florida 32746 (telephone: (407) 936-1190).

VFF’s principal operating subsidiaries as of December 31, 2024 are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), VF Clean Energy, Inc., Pure Sunfarms, BHB, Rose, and Leli.

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

Business and Operational Risk Factors

•
We may be unable to regain profitability or achieve future growth.
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
•
We have identified material weaknesses in our internal controls over financial reporting. If we fail to remediate the deficiencies in a timely manner, or at all, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.
•
We face risks associated with the use of debt, including refinancing risk.
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
•
Our international expansion, including Leli, may heighten our operational risks.
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
•
We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions
•
Retail consolidation in the markets in which we participate may negatively affect our operations and profitability.

Legal and Regulatory Risks Factors

•
We cannot predict when, if ever, cannabis will be federally legal in the United States and any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.
•
Our Canadian and Dutch cannabis operations require licenses to grow, store and sell cannabis.
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
•
Future issuances or sales of our Common Shares could cause our share price to fall and may dilute your common shares.
•
Our Common Shares may be delisted from the Nasdaq Capital Market if we do not regain compliance with the minimum bid price requirements by April 16, 2025.

General Risk Factors

•
We face risks related to cyber security attacks and other incidents.
•
Inflation may continue to rise and increase our operating costs.
•
It may be difficult for non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence.

BUSINESS AND OPERATIONAL RISK FACTORS

We may be unable to regain profitability or achieve future growth.

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

Additionally, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. (see “—Industry Risk Factors” below) Furthermore, we can provide no assurance that high-THC cannabis will ever become federally legal in the United States, and regulatory treatment of CBD in the United States remains uncertain (see “—Legal and Regulatory Risk Factors” below). As a result, we may be unable to achieve future growth in these segments.

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

Under the terms of our Credit Facilities (as defined in Item 7, “Liquidity and Capital Resources” below), we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expanding into new business lines. On December 31, 2024, we were not in compliance with our financial covenants related to the fixed charge coverage ratio under our Term Loans and accordingly we obtained waivers from FCC for the quarterly and annual tests for the one financial covenants. We were also not in compliance with one of the financial covenants of our FCC Term Loan on December 31, 2023 (the annual testing date) but likewise had obtained a waiver from FCC for our annual 2023 financial covenants. There can be no assurance that we will be in compliance with the future financial covenants and that we will be able to obtain a future waiver from our creditors for any non-compliance in connection with the next testing date.

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

The continued operations and development of our business will require additional financing, which may be in the form of future equity securities offerings or any form of debt financing. For example, on January 26, 2023, we completed a registered direct offering for the purchase and sale of an aggregate 18,350,000 Common Shares at a public offering price of US$1.35 per Common Share for gross proceeds of approximately US$25 million coupled with 18,350,000 warrants with an exercise price of US$1.65 (the “2023 Equity Offering”). Additionally, in 2022 and 2023, we implemented an at-the-market (“ATM”) program through which we sold a total of 3,175,000 shares for proceeds of US$6.9 million. We will require additional equity financing which may have a dilutive effect and may not be achievable due to market conditions or other reasons. The failure to raise such capital could result in a delay or indefinite postponement of our current business objectives or may require us to cease to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

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

We have also provided full recourse guarantees and have granted security interests in respect of the FCC Term Loan with Farm Credit Canada (“FCC”), which matures in May 2027. We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our produce operating loan (“Operating Loan”). On May 24, 2024, the Company entered into an amendment to the Operating Loan, which extended the maturity date of the Operating Loan to May 24, 2027. Consistent with our past practice, we may draw down on revolving credit facilities available under our Operating Loan. An inability to draw down upon our Operating Loan, or to amend or replace the Operating Loan on favorable terms (or at all), could have an adverse effect on our businesses and our financial condition.

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

We have identified material weaknesses in our internal controls over financial reporting. If we fail to remediate the deficiencies in a timely manner, or at all, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares.

Section 404 of the Sarbanes-Oxley Act (“SOX 404”) requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. In connection with our management's assessment of internal controls over financial reporting as of December 31, 2024, we identified material weaknesses in our risk assessment component of internal control over financial reporting that resulted in a failure to effectively design and implement sufficient internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over the information technology (“IT”) system that is utilized to support the Produce segment’s financial reporting processes. Specifically, under our existing ITGCs, we determined that there were insufficient controls to limit user access to this system and to enable oversight of changes being made to the financial inputs under this system. As a result, business process controls (automated and manual) that are dependent on and use information produced from the affected ITGCs were also deemed ineffective because they could have been adversely impacted by any inappropriate user access or financial input changes. In addition, we identified a material weakness in our internal control over financial reporting related ineffective internal controls over the review of journal entries by individuals separate from the preparer. See Item 9A of this Annual Report on Form 10-K. We had also identified a material weakness as of December 31, 2023 that was remediated during 2024.

Although these material weaknesses have not resulted in any error corrections in the Company’s financial statements, we can provide no assurance that, if we make any miscalculations or errors in the future, our internal controls over financial reporting will be able to catch and or rectify such errors. In addition, although we intend to remediate these material weaknesses in 2025, we can provide no assurance that remediation will be completed during the year. Accordingly, we may be at risk of making a material misstatement in our financial reporting which would harm our business and could negatively impact the price of our Common Shares.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our Common Shares. While we believe that we have sufficient personnel and review procedures to allow us to remediate the above-mentioned material weaknesses and maintain an effective system of internal controls in the future, we cannot assure you that we will not experience additional material weaknesses in our internal controls. Even if we are able to remediate the outstanding material weaknesses, because of the inherent limitations of internal controls, our internal controls over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations, or cause us to fail to meet our future reporting obligations.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with SOX 404 is costly and challenging, and we may not be able to complete evaluation, testing, and any required remediation in a timely fashion. If we fail to remediate the material weaknesses in a timely manner, or at all, and are unable to achieve adequate internal control over financial reporting in the future, we may not be able to produce reliable financial reports or help prevent fraud, which could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our Common Shares.

We face risks associated with the use of debt, including refinancing risk.

We rely on borrowings under our Credit Facilities, and term loans to finance acquisitions and for general corporate purposes. Given prevailing market conditions and general volatility, circumstances may arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we are unable to borrow under our Credit Facilities, obtain new debt financing or to refinance existing debt, our financial condition and results of operations would be adversely affected. Similarly, global equity markets have experienced significant price volatility and liquidity disruptions in recent years, and similar circumstances could significantly and negatively impact liquidity in the financial market in the future. Any disruption could negatively impact our ability to access additional financing on reasonable terms or at all.

We anticipate that only a small portion of the principal of our currently outstanding debt, if any, will be repaid prior to maturity. Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when payments come due. The materialization of any of the foregoing risks would adversely affect our financial condition and results of operations.

Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs, tariffs, and potential supply disruptions.

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

We may not be able to successfully manage our growth. Our growth strategy will place significant demands on our financial, operational and management resources. In order to manage our growth, we will need to add administrative, management and other personnel, and make additional investments in operations and systems. We may not be able to locate and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required. In addition, we face additional risks as we grow internationally. See “—Our international expansion, including through Leli, may increase our operational risks.” below.

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

We have made, and may in the future make, acquisitions, joint ventures and investments with third parties that we believe will complement or augment our existing business. Our ability to identify and complete these acquisitions is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions, joint ventures and third-party investments could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions. Acquisitions, joint ventures, investments or expansion of scope of existing relationships could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that these transactions will achieve the expected benefits to our business. For example, in 2024 we commenced the Delta RNG Project through our partnership with Terreva Resources, and we completed construction of one of our operations of the Dutch cannabis facilities owned by Leli. We can provide no assurance that we will achieve the anticipated benefits from these ventures. The inability of our acquired business, joint ventures and third-party investments to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that future mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions will be consummated or have a positive impact on our business, prospects, financial condition, or results of operations.

Historically, our senior management and board have been engaged in discussions surrounding the strategic direction of the Company in light of, among other things, the rapid growth and substantial changes in the cannabis industry and the other businesses in which we operate. As part of these discussions, our senior management and board from time to time have considered, and may consider in the future, various transactions in the context of our long-term business plan, including mergers, acquisitions, divestitures, alliances, joint ventures, investments or other strategic transactions. We have also been approached from time to time by parties wishing to discuss potential commercial or acquisition opportunities. In certain cases, we have entered into confidentiality agreements with third parties under which we have provided certain non-public information to those parties. In particular, we are currently exploring options to sell certain assets in our Produce business[, including an ongoing sale process for our Monahans (Permian Basin, Texas) greenhouse facility]2

We can provide no assurance that any such discussions will result in a transaction or that any such transaction ultimately will have a positive impact on our business, prospects, financial condition, or results of operations.

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

Our international expansion, including through Leli, may increase our operational risks.

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

We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions.

Our Canadian and U.S. produce is actively sold cross-border. In addition, we utilize third party suppliers to grow and distribute produce from Canada and Mexico. Markets in the United States, Canada and Mexico may be affected from time to time by trade rulings and the imposition of customs, duties, and other tariffs. The new President of the United States of America has imposed a 25% tariff on all Canadian exports to the US. Changes or developments in U.S. laws and policies, such as laws and policies surrounding U.S. domestic economic policies, including the Inflation Reduction Act of 2022, as well as international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we operate, can materially adversely affect our business and financial condition. These changes in U.S. administrative policy may result in significant increases in tariffs for imported goods, among other possible changes. There also are risks associated with retaliatory tariffs and resulting trade wars. The imposition of such tariffs or other similar trade restrictions may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. The imposition of such tariffs or other similar trade restrictions may also be inflationary, which could cause the cost of inputs to increase and interest rates to rise and create further uncertainty and volatility in the market, which may have a material adverse effect on our business and financial statements.

There can be no assurance that our financial condition and results of operations will not be materially adversely affected by trade rulings and the imposition of customs duties or other tariffs in the future. Furthermore, there is no assurance that further trade actions will not be initiated by U.S. producers of greenhouse or field grown vegetables. Any prolonged disruption in the flow of our product across the U.S.-Canada and U.S-Mexico border (which would be exacerbated by tariffs and/or trade restrictions) could have an adverse effect on our financial condition and results of our produce operations.

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

Our top ten produce customers accounted for approximately 52% and 57% of total produce revenue for the years ended December 31, 2024 and 2023, respectively. As a result of continuing consolidation of the retail grocery industry, our U.S. retail customers grow larger and become more sophisticated enabling them to demand lower pricing, special packaging or varieties as well as increased promotional programs. If we are unable to use our scale, marketing expertise and market leadership position to respond to these trends, such retail consolidation may have a material adverse effect on our financial condition and results of operations.

Our Canadian cannabis business is focused on recreational (adult-use) sales which are primarily sold through the various Provincial boards who are effectively the sole wholesaler in their respective Provinces. As such, we had a concentration of adult-use branded sales to our three biggest provincial boards for the years ended December 31, 2024 and 2023 of 93% and 93%, respectively. If we are unable to sell to these provincial boards in the future for any reason, we expect that our revenues would decline and our results of operations would be negatively affected, and the impact on our overall results could be material.

LEGAL AND REGULATORY RISK FACTORS

We cannot predict when, if ever, cannabis will be federally legal in the United States and any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.

There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022. If the DEA takes action against participants in the U.S.

hemp industry, this could cause our customers to lose confidence in our products, which could have a material and adverse effect on our business, financial condition and results of operations.

In August 2023, the HHS recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA, and the rulemaking process remains ongoing and subject to legal challenges. There can be no assurances that the rulemaking process will continue or that moving marijuana from Schedule I to Schedule III will ever occur, and the impacts of any such rule on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. The rescheduling of marijuana from Schedule I to Schedule III could result in significant volatility in the market for our Common Shares. To the extent that market speculation results in an increase in the price of our Common Shares, our Common Share price could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.

Our cannabis operations require licenses to grow, store and sell cannabis.

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

Furthermore, the Company has applied for a TCUP license in Texas, which is a program that provides low-THC cannabis to registered patients who have a prescription from their physician. As of the date of this filing, the TCUP applications have not yet been reviewed by the State of Texas and there has not been any indication if or when the applications will be reviewed or if our TCUP license will be approved.

We cannot predict the time required to secure all appropriate regulatory approvals for our products and operations, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain the necessary regulatory approvals will significantly delay the development of the markets and for our products and could have a material adverse effect on our business, results of operations and financial condition.

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

Our current operations are subject to various laws, regulations and guidelines administered by governmental authorities in the U.S. and Canada relating to the marketing, acquisition, manufacture, packaging, labeling, management, transportation, storage, sale and disposal of cannabis, CBD and U.S. hemp as well as laws and regulations relating to health and safety, conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis, CBD and U.S. hemp in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. For example, CBD remains subject to further study by the FDA in order to receive FDA approval to include CBD based products in food and beverages. Until the FDA receives either more scientifically-based health and wellness studies, or further Congressional direction, the FDA will not allow CBD to be put into food or beverages. For more information, see “—Our U.S. Cannabis business is subject to FDA and USDA regulation.” below. As such, there has been a negative impact on the sales of all CBD products across the country since the initial interest in CBD products in 2019 and 2020. This has resulted in U.S. retailers moving away from carrying CBD based products in light of potential FDA scrutiny and has had a negative impact on the sales of all CBD products across the United States, and has negatively affected the Company’s business and required the Company to record goodwill impairments in our U.S. Cannabis segment (see "Liquidity and Capital Resources-Critical Accounting Policies, Estimates and Judgements"). The FDA continues to not only publish guidance indicating their unwillingness to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods, but also issue warning letters to some CBD companies that are making health and wellness claims, which has increased regulatory uncertainty regarding CBD and has pushed U.S. retailers further away from CBD products. As a result of the foregoing factors, the Company and other cannabis and CBD companies have suffered a decline in the price of their common shares and their overall market capitalizations. We can provide no assurance that the FDA will provide any greater certainty regarding the use of CBD in food and beverages in the near term, or at all, and accordingly, our business may continue to be affected, and the impact on our financial results may be material.

In addition, no assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed, interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the proliferation of unregulated, synthetic and intoxicating hemp-derived products in the U.S. market continues to challenge market share for the CBD industry and is causing certain states to impose significant restrictions on hemp-derived products. Additions of new restrictions, amendments to current laws, regulations and guidelines governing the production, sales and use of cannabis-based and CBD products, more stringent implementation of enforcement thereof or other unanticipated events, including changes in political conditions, regimes or political instability, currency controls, changes in taxation laws, restrictions on foreign exchange and repatriation between U.S. and Canada, governmental regulations relating to foreign investment and changes in the attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on or business, financial condition and results of operations.

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

In addition, environmental laws, rules and regulations in Canada and the United States are evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our compliance costs, result in future liabilities or otherwise have an adverse effect on our results of operations or financial condition.

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

In Canada, vaping products that contain cannabis are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada has new regulations that place limits on the advertising and promotion of vaping products and make health warnings on vaping product advertising mandatory, although such regulations explicitly exclude cannabis and cannabis accessories.

The provincial governments in Quebec, Alberta and Newfoundland and Labrador have imposed certain provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavours of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavours in inhaled cannabis extracts as it claims that the availability of flavours is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavour, other than the flavour of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021. If new regulations are enacted they would come into force 180 days from the day of registration, a date which has yet to be determined. Health Canada’s forward regulatory plan for 2024-2026 continues to reference these proposed regulatory amendments. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in the face of unexpected changes in market conditions.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to continue as a going concern; (ii) general market conditions; (iii) our ability to raise additional capital and/or secure additional financing on acceptable terms, or at all; (iv) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (v) regulatory and legislative developments, particularly with respect to cannabis and/or CBD, in Canada, the United States or elsewhere to the extent applicable; (vi) our ability to operate in the U.S. and Canada under the circumstances of current economic conditions, including as a result of the unfavorable interest rate environment, global supply chain issues, and inflation; (vii) potentially unfavorable report published by securities analysts; (viii) public concern as to the safety of the products that we and our competitors develop; (ix) our material weaknesses in our internal controls over financial reporting; and (x) fluctuations of shareholder interest in our Common Shares.

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

Future issuances or sales of our Common Shares could cause our share price to fall and may dilute your common shares.

The issuance of Common Shares by us will result in dilution in the equity interest of existing shareholders and adversely affect the market price of our Common Shares. For example, in January 2023 we completed the 2023 Equity Offering in which we issued an aggregate of 18,350,000 Common Shares as well as Common Warrants to purchase an additional 18,350,000 Common Shares, each exercisable at $1.65 per Common Warrant and became exercisable commencing July 2023. Additionally, in 2022 and 2023, we implemented an ATM program through which we sold a total of 3,175,000 shares for proceeds of US$6.9 million. No shares were issued pursuant to our existing ATM in calendar year 2023 or 2024.

Furthermore, we have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 6, 2025 there were 6,151,854 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $4.14 per share; 4,161,317 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

Any additional issuances of Common Shares or a decision to acquire other businesses through the sale or issuance of equity securities or in connection with acquisitions or strategic alliances may dilute our investors’ interests, and investors may suffer dilution in their net book value per share depending on the price at which such securities are issued. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our Common Shares, a change in control, and could have an undesirable impact on our ability to raise capital in the future.

Our Common Shares may be delisted from the Nasdaq Capital Market if we do not regain compliance with the minimum bid price requirements by April 16, 2025.

On October 18, 2024, the Company received notification from Nasdaq that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market as the bid price of the Common Shares on Nasdaq closed below $1.00 (the “Minimum Bid Requirement”) for 30 consecutive trading days from September 6, 2024 to to October 17, 2024 (the “Notification”). As set forth in the Notification, the Company has until April 16, 2025 to regain compliance with the Minimum Bid Requirement (the “Compliance Period”). In the event the Company does not regain compliance with the Minimum Bid Requirement by the end of the Compliance Period, the Company may be eligible for an additional period of 180 calendar days to regain compliance or may be subject to delisting of the Common Shares from the Nasdaq, at which time the Company may appeal the delisting determination to a Nasdaq Hearings Panel. However, if the Company fails to remedy this deficiency during the Compliance Period, Nasdaq may provide notice that the Company’s Common Shares are subject to delisting.

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

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 13, 2025 there were 6,518,409 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $3.44 per share; 4,715,296 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

For the year ended December 2024, the US Bureau of Labor and Statistics reported that inflation increased 2.9 percent as against prices from December 2023. Rising inflation affects our cultivation costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our operating results. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may help to offset a portion of the adverse impact.

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

We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize, or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2024 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “We face risks related to cyber security attacks and other incidents.”

ITEM 2. PROPERTIES

Our primary executive offices are located at 90 Colonial Parkway, Lake Mary, Florida, 32746.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Stock Market LLC under the symbol “VFF”.

Holders of Record

As of March 6, 2025, there were approximately 10 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, which represents two shareholders of record and CDS & Co., a nominee for The Canadian Depository for Securities Ltd. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either Depository Trust Company or The Canadian Depository for Securities Ltd., which represents one shareholder of record.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities, and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended December 31, 2024.

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

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the third best-selling producer nationally and one of the few Canadian licensed producers with consistently strong operating results.

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

During Q4 2024, we completed our acquisition of Leli Holland and we now report this business as a separate operating segment. Through our ownership of Leli Holland, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Controlled Cannabis Supply Chain Experiment, with sales beginning in the first quarter of 2025.

In the U.S., Balanced Health is our industry-leading cannabinoid business, extending our portfolio into cannabidiol (“CBD”) and hemp-derived consumer products.

We also operate a large, well-established, produce business (primarily tomatoes) under the Village Farms Fresh (“VF Fresh”) brand which sells to food distribution companies and mass retail stores. We own and operate produce cultivation assets in Texas and Delta, B.C. and source produce from growing partners in Mexico and Canada.

Our intention is to use our assets, expertise and experience (across the cannabis, hemp, CBD and produce ecosystems) to participate in U.S. cannabis markets subject to compliance with applicable U.S. federal and state laws and applicable stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment includes wholly owned Pure Sunfarms and 80% owned Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and the leading flower brand in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for cannabis growth opportunities in Canada with commercial distribution in all Canadian provinces and territories. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

Rose is one of the top-selling licensed producers of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is to garner and sustain a leading retail market share in Canada, as well as a leading exporter of medicinal cannabis, stemming from our position as a leading low-cost, high-quality cannabis producer in Canada and expand our Canadian success into growing international cannabis markets across the globe.

U.S. Cannabis Segment

Our U.S. Cannabis segment includes Balanced Health.

Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-derived health and wellness products, distributing its diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM.

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

VFCE, which has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in 2024, converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Terreva Renewables sells the renewable natural gas and VFCE will receive a portion of the revenue in the form of a royalty.

Leli Segment

Our Leli operating segment is comprised of wholly owned Leli Holland, which we acquired during Q4 2024.

Through Leli, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with sales commencing in February 2025.

Legal, Regulatory and Other Macroeconomic and Political Trends

The future of our business continues to depend on the potential for U.S. federal legalization and/or rescheduling of cannabis, FDA regulation of CBD-derived products and the legal and regulatory landscape in Canada and other jurisdictions where we do business. See “Risk Factors—Legal and Regulatory Risk Factors—We cannot predict when, if ever, cannabis will be federally legal in the United States and any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business”. Our business may also be materially affected by potential U.S./Canadian and U.S./Mexico tariffs and/or other trade restrictions, and our supply of labor may be negatively affected by immigration policy in the United States. See “Risk Factors—Industry Risk Factors—We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions” and “Risk

Factors—Labor and Employment Risk Factors—“Our operations are dependent on labor availability which includes accessing government sponsored foreign labor programs in both the United States and Canada”.

In addition, our business has been affected, and we expect will continue to be affected for the foreseeable future, by rising inflation, and indirectly, world conflicts (e.g., Russia/Ukraine) which may negatively affect our operating results. Inflation has affected and continues to affect, amongst other items, supply chain and labor costs as well as purchasing decisions of consumers which may impact demand for our products.

Recent Developments and Updates

Canadian Cannabis

•
Remained a top three producer in Canada and was second fastest growing producer organically year-over1;
•
Further expanded its number one national market share position in dried flower1;
•
Held number two national market share position in the pre-roll category for 20242;
•
Held number two market share in the provinces of Ontario and Quebec for 20242;
•
Launched The Canna Czar presented by Soar in Q4, a 2.1g specialty twax blunt with unique construction, premium ingredients, and handcrafted process align with Soar’s tastemaker method, which emphasizes innovation and quality;
•
Launched Super Toast All-In-One Vape in Q4, combining grab n’ go functionality with classic fountain-inspired flavours and a built-in USB-C rechargeable battery and auto-draw functionality.
•
International medicinal sales in 2024 increased to $10.9 million, with continued growth in shipment volumes to Australia, Germany and the United Kingdom;
•
International sales volumes increased 124% year-over-year during the fourth quarter;
•
Continued to hold the #1 and #4 cultivars in the German market through a supply agreement; and
•
Subsequent to year end 2024, expanded international medical cannabis distribution to New Zealand through a supply agreement with Medleaf Therapeutics, an established New Zealand-based medical cannabis company with a comprehensive distribution network.
1.
For the fourth quarter of 2024. Based on estimated retail sales from HiFyre, other third parties and provincial boards.
2.
Based on estimated retail sales from HiFyre, other third parties and provincial boards

U.S. Cannabis

•
Subsequent to year end 2024, Balanced Health Botanicals’ CBDistilleryTM announced that its full range of hemp-derived gummies are now wholly manufactured in-house at its GMP-certified facility in Denver, Colorado. Internalization of manufacturing will enable greater innovation, operational flexibility, and inventory control in the future;
•
The Company’s application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure; and
•
The proliferation of unregulated, synthetic and intoxicating hemp-derived products in the U.S. market continues to challenge market share for the CBD industry and is causing certain states to impose significant restrictions on hemp-derived products. If legally permissible and economically beneficial for the Company in the future, the Company may seek to engage in the cultivation, manufacturing, and distribution of hemp and hemp-derived products.

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
•
The Company is also exploring other options to sell Produce assets.

Leli Holland

•
We acquired the remaining 15% of Leli during Q4 2024 by exercising our purchase option. Leli Holland B.V. is now a wholly owned subsidiary of Village Farms International, Inc.
•
Completed its first harvest from its indoor cannabis production facility in Drachten, Netherlands in December 2024 and began deliveries of cannabis to Dutch coffee shops in February 2025, consistent with the Company’s previously-disclosed timeline to commencement of sales;

Village Farms Clean Energy

•
In April 2024, the Delta, British Columbia Renewable Natural Gas Project began operations, which immediately began contributing incremental profit to the Company; and
•
During the fourth quarter and full year 2024 periods, Village Farms Clean Energy produced net income of $0.4 million and $0.8 million, respectively, through royalty payments received from its clean energy partner.

Corporate

•
The ongoing Administrative Law Judge (ALJ) hearings regarding the proposed rescheduling of marijuana from a Schedule I to a Schedule III drug under the Controlled Substances Act are currently stayed pending an interlocutory appeal granted by the ALJ to resolve the Company’s alleged improper ex parte communications by DEA. The Company is continuing to work to ensure a fair and transparent process and remains a strong proponent of rescheduling cannabis to Schedule III;
•
On August 7, 2024, following the conclusion of an evaluation managed by the Audit Committee of the Board of Directors (the “Board”) of the Company, the Board approved the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm effective August 8, 2024. In connection with the appointment of KPMG, on August 7, 2024, the Audit Committee approved the dismissal of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm effective with the issuance of the Company’s Form 10-Q for the quarterly period ended June 30, 2024 filed on August 8, 2024.
•
In October 2024, the Company received notification from Nasdaq that it is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market (Nasdaq Listing Rule 5550(a)(2)) (the "Minimum Bid Requirement”) as the bid price for the Company closed below US$1.00 from September 6, 2024 to October 17, 2024 (the “Notification”). The Notification has no immediate effect on the listing of the Common Shares on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until April 16, 2025 to regain compliance with the Minimum Bid Requirement, at which point it may be eligible for a 180-day extension to regain compliance.

Presentation of Financial Results

Our consolidated results of operations for each of the three years ended December 31, 2024, 2023 and 2022 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership in Rose LifeScience through March 31, 2024, our 80% ownership in Rose LifeScience beginning on April 1, 2024, our 85% ownership in Leli through September 22, 2024, and our 100% ownership in Leli beginning on September 23, 2024. The income (loss) from our equity method investment in Village Farms Hemp ("VF Hemp") is reflected in our net income (loss) for the year ended December 31, 2022 presented below.

Foreign Currency Exchange Rates

All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2024, December 31, 2023, and December 31, 2022 for each of the fiscal years ending on such dates. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of December 31,
	2024	2023	2022
Spot rate	0.6957	0.7543	0.7380
For the year ended	0.7301	0.7410	0.7689

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Sales	$336,181	$285,603	$293,572
Cost of sales	(288,781)	(236,177)	(266,075)
Gross margin	47,400	49,426	27,497
Selling, general and administrative expenses	(71,048)	(65,501)	(72,265)
Interest expense	(3,365)	(4,509)	(3,244)
Interest income	914	1,018	207
Foreign exchange (loss) gain	(2,843)	602	(2,255)
Other income (expense)	4,015	5,616	(115)
Write-off of joint venture loan	—	—	(592)
Goodwill and intangible asset impairments	(11,939)	(14,020)	(43,299)
Other impairments	(439)	—	—
Loss before taxes and loss from equity method investments	(37,305)	(27,368)	(94,066)
Provision for income taxes	1,662	(7,451)	(4,681)
Loss including non-controlling interests and before equity losses	(35,643)	(34,819)	(98,747)
Less: net (income) loss attributable to non-controlling interests, net of tax (1)	(207)	21	269
Loss from equity method investments	—	—	(2,668)
Net loss attributable to Village Farms International, Inc. shareholders	$(35,850)	$(34,798)	$(101,146)
Adjusted EBITDA (2)	$1,788	$7,585	$(34,633)
Basic loss per share	$(0.32)	$(0.32)	$(1.13)
Diluted loss per share	$(0.32)	$(0.32)	$(1.13)

(1)
For the years ended December 31, 2024, 2023 and 2022 Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2024 and 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024., and 65% interest in VFH.

We caution that our results of operations for the years ended December 31, 2024, 2023 and 2022 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2024, 2023 and 2022 is included below. The consolidated results include all five of our operating segments, Produce, Cannabis-Canada, Cannabis-U.S., Energy, and Leli, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below

CONSOLIDATED RESULTS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales

Sales for the year ended December 31, 2024 increased $50,578, or approximately 18%, to $336,181 compared to $285,603 for the year ended December 31, 2023. The increase in sales was primarily attributable to an increase in Canadian Cannabis sales of $34,826 and an increase in VF Fresh sales of $17,941, partially offset by a decrease in U.S. Cannabis sales of $2,940. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the year ended December 31, 2024 increased $52,604, or 22%, to $288,781 from $236,177 for the year ended December 31, 2023. The increase in cost of sales due primarily to an increase in Canadian Cannabis cost of sales of $40,082 and VF Fresh cost of sales of $13,061, partially offset by a decrease in U.S. Cannabis cost of sales of $647. For additional information, refer to "Segmented Results of Operations" below.

Gross Margin

Gross margin for the year ended December 31, 2024 decreased $2,026, or 4%, to $47,400 from $49,426 for the year ended December 31, 2023. The decrease in gross margin was primarily attributable to a decrease in gross margin at Canadian Cannabis of $5,256 resulting from the non-cash inventory impairment in the fourth quarter of $10,436 (C$15,000), and a decrease in US Cannabis of $2,293, partially offset by an increase in gross margin at VF Fresh of $4,880. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased $5,547 to $71,048, or 21% of sales, from $65,501, or 23% of sales, for the year ended December 31, 2023. The increase in sales, general and administrative expenses was due to an increase in operating expenses of $4,911, driven by higher commercial and marketing expenses at Canadian Cannabis, and an increase in share-based compensation of approximately $636. For additional information, refer to "Segmented Results of Operations" below.

	For the Year Ended December 31,
	2024	2023
Selling, general and administrative expenses	$67,301	$62,390
Share-based compensation	3,747	3,111
Total selling, general and administrative expenses	$71,048	$65,501

Interest Expense

Interest expense for the year ended December 31, 2024 decreased $1,144 to $3,365 from $4,509 for the year ended December 31, 2023. The decrease was due to a decrease in the overall borrowing base and a decrease in the Company's interest rates on its various debt instruments.

Interest Income

Interest income for the years ended December 31, 2024 and 2023 was $914 and $1,018, respectively.

Other Income (Expense)

Other income for the year ended December 31, 2024 was $4,015 as compared to $5,616 for the year ended December 31, 2023. Other income is primarily attributable to favorable vendor settlements relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation.

Goodwill and Intangible Asset Impairments

Goodwill and Intangible Assets Impairments for the year ended December 31, 2024 was $11,939 compared to $14,020 for the year ended December 31, 2023. The impairment was primarily related to the U.S. Cannabis reporting unit as a result of recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the year ended December 31, 2024 was $37,305 compared to $27,368 for the year ended December 31, 2023, an increase of $9,937, or 36%. The increase was primarily due to a decrease in gross margin of $2,026, an increase in selling general and administrative expenses of $5,547, and an unfavorable effect of foreign exchange loss in 2024 of $2,843 compared to a gain in 2023 of $602.

(Provision for) Recovery of Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023 was $1,662 and ($7,451), respectively. For the twelve months ended December 31, 2024, our effective tax rate, including both current and deferred income taxes was 4.5% which includes a change in valuation allowance against our deferred tax assets of $6,031.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2024, the add back for net income attributable to non-controlling interests, net of tax was $207 compared to a net loss of $21 for the year ended December 31, 2023.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the year ended December 31, 2024 was $35,850 as compared to $34,798 for the year ended December 31, 2023, an increase of $1,052, or 3%.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2024 decreased by $5,797 to $1,788 from $7,585 for the year ended December 31, 2023. The decrease was primarily due to a decrease in adjusted EBITDA of Canadian Cannabis of $7,482 resulting from the non-cash inventory impairment in the fourth quarter of $10,436 (C$15,000), and a decrease in U.S. Cannabis of $1,533, partially offset by an improvement in VF Fresh of $1,651. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

Sales for the year ended December 31, 2023 decreased $7,969, or 3%, to $285,603 compared to $293,572 for the year ended December 31, 2022. The decrease in sales was primarily attributable to a decrease in VF Fresh sales of $9,009 and a decrease in U.S. Cannabis sales of $2,972, partially offset by an increase in Canadian Cannabis sales of $4,148. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the year ended December 31, 2023 decreased $29,898, or 11%, to $236,177 from $266,075 for the year ended December 31, 2022, due primarily to a decrease in VF Fresh cost of sales of $26,570, Canadian Cannabis cost of sales of $2,404, and U.S. Cannabis cost of sales of $641. For additional information, refer to "Segmented Results of Operations" below.

Gross Margin

Gross margin for the year ended December 31, 2023 increased $21,929, or 80%, to $49,426 from $27,497 for the year ended December 31, 2022. The increase in gross margin was primarily attributable to an increase in gross margin at VF Fresh of $17,561 and Canadian Cannabis of $6,552, partially offset by a decrease in US Cannabis of $2,331. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 decreased $6,764, or 9%, to $65,501 or 23% of sales from $72,265 or 25% of sales for the year ended December 31, 2022. The decrease in sales, general and administrative expenses was due to lower operating expenses of $5,888 attributable to improvements in all divisions and lower share-based compensation of approximately $876. For additional information, refer to "Segmented Results of Operations" below.

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

(Provision for) Recovery of Income Taxes

The provision for income taxes for the year ended December 31, 2023 and 2022 was $7,451 and $4,681, respectively. For the twelve months ended December 31, 2023, our effective tax rate, including both current and deferred income taxes was 27.2%, and included a change in valuation allowance against our U.S. deferred tax assets of $4,823, and a $4,288 valuation allowance against our Canadian deferred tax assets on a net basis, recorded as of December 31, 2023.

Net Loss Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2023, the add back for net loss attributable to non-controlling interests, net of tax was $21 compared to a net loss of $269 for the year ended December 31, 2022.

Loss from Equity Method Investments

Our share of losses from our equity method investments for the year ended December 31, 2023 was $0 compared to $2,668 for the year ended December 31, 2022. The decrease from the prior year was primarily due to a non-cash write-down of inventory at VF Hemp in 2022 that was not present in the 2023 period.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the years ended December 31, 2023 was $34,798 as compared to $101,146 for the year ended respectively. an improvement of $66,348, or 66%, due to improved performance from VF Fresh and lower selling, general and administrative expenses in all segments.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2023 increased $42,218 to $7,585 from ($34,633) for the year ended December 31, 2022, due to an improved adjusted EBITDA of VF Fresh of $24,875, as well as our Canadian cannabis division of $12,717 and our U.S. Cannabis division of $638. In addition, for the year ended December 31, 2022, we previously included adjustments for $11,038 of loss on inventory write-down to net realizable value for Canadian Cannabis and $2,284 of obsolete inventory associated with the JV exit that are now being excluded from 2022 Adjusted EBITDA in response to comments from and discussions with the Staff of the U.S. Securities and Exchange Commission. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Year Ended December 31, 2024
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Leli (1)	Corporate	Total
Sales	$169,183	$148,856	$17,390	$752	$—	$—	$336,181
Cost of sales	(164,125)	(118,172)	(6,355)	(129)	—	—	(288,781)
Selling, general and administrative expenses	(12,249)	(34,028)	(11,990)	(38)	(1,555)	(11,188)	(71,048)
Other expense, net	1,408	(1,007)	—	170	—	(1,850)	(1,279)
Goodwill and intangible impairments	—	—	(11,939)	—	—	—	(11,939)
Other impairments	—	—	(439)	—	—	—	(439)
(Loss) income before taxes and loss from equity method investments	(5,783)	(4,351)	(13,333)	755	(1,555)	(13,038)	(37,305)
(Provision for) recovery of income taxes	(100)	1,537	—	—	391	(166)	1,662
(Loss) income from consolidated entities	(5,883)	(2,814)	(13,333)	755	(1,164)	(13,204)	(35,643)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(367)	—	—	160	—	(207)
Net (loss) income	$(5,883)	$(3,181)	$(13,333)	$755	$(1,004)	$(13,204)	$(35,850)
Adjusted EBITDA (2)	$2,157	$7,282	$(672)	$770	$(259)	$(7,490)	$1,788
Basic (loss) income per share	$(0.05)	$(0.03)	$(0.12)	$0.01	$(0.01)	$(0.12)	$(0.32)
Diluted (loss) income per share	$(0.05)	$(0.03)	$(0.12)	$0.01	$(0.01)	$(0.12)	$(0.32)

	For the Year Ended December 31, 2023
	VF Fresh (Produce)	Cannabis Canada (1)		Cannabis U.S.		Clean Energy		Leli (1)		Corporate	Total
Sales	$151,243	$114,030		$20,330		$—		$—		$—	$285,603
Cost of sales	(151,064)	(78,090)		(7,002)		(21)		—		—	(236,177)
Selling, general and administrative expenses	(10,625)	(29,275)		(13,118)		(32)		(1,265)		(11,186)	(65,501)
Other expense, net	3,495	(2,136)		(18)		(133)		—		1,519	2,727
Goodwill and intangible impairments	—	—		(14,020)		—		—		—	(14,020)
Loss before taxes and loss from equity method investments	(6,951)	4,529		(13,828)		(186)		(1,265)		(9,667)	(27,368)
('Provision for) recovery of income taxes	(4,284)	(1,431)		—		—		48		(1,784)	(7,451)
(Loss) income from consolidated entities	(11,235)	3,098	—	(13,828)	—	(186)	—	(1,217)	—	(11,451)	(34,819)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(162)		—		—		183		—	21
Net (loss) income	$(11,235)	$2,936		$(13,828)		$(186)		$(1,034)		$(11,451)	$(34,798)
Adjusted EBITDA (2)	$506	$14,764		$861		$(186)		$(157)		$(8,203)	$7,585
Basic (loss) income per share	$(0.10)	$0.03		$(0.13)		$(0.00)		$(0.01)		$(0.11)	$(0.32)
Diluted (loss) income per share	$(0.10)	$0.03		$(0.13)		$(0.00)		$(0.01)		$(0.11)	$(0.32)

	For the Year Ended December 31, 2022
	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Leli (1)	Corporate	Total
Sales	$160,388	$109,882	$23,302	$0	$—	$—	$293,572
Cost of sales	(177,777)	(80,494)	(7,643)	(161)	—	—	(266,075)
Selling, general and administrative expenses	(12,004)	(31,608)	(16,305)	(58)	(275)	(12,015)	(72,265)
Other expense, net	(1,187)	(2,023)	(247)	(43)	—	(1,907)	(5,407)
Write-off of joint venture loan	—	—	—	—	—	(592)	(592)
Goodwill and intangible asset impairments	—	—	(43,299)	—	—	—	(43,299)
Loss before taxes and loss from equity method investments	(30,580)	(4,243)	(44,192)	(262)	(275)	(14,514)	(94,066)
(Provision for) recovery of income taxes	(9,914)	4,091	—	—	39	1,103	(4,681)
Loss from consolidated entities	(40,494)	(152)	(44,192)	(262)	(236)	(13,411)	(98,747)
Less: net loss attributable to non-controlling interests, net of tax	—	269	—	—	—	—	269
Loss from equity method investments	—	—	—	—	—	(2,668)	(2,668)
Net (loss) income	$(40,494)	$117	$(44,192)	$(262)	$(236)	$(16,079)	$(101,146)
Adjusted EBITDA (2)	$(24,376)	$2,047	$223	$(256)	$(275)	$(11,996)	$(34,633)
Basic (loss) income per share	$(0.45)	$0.00	$(0.52)	$(0.00)	$(0.00)	$(0.16)	$(1.13)
Diluted (loss) income per share	$(0.45)	$0.00	$(0.52)	$(0.00)	$(0.00)	$(0.16)	$(1.13)

(1)
For the years ended December 31, 2024, 2023, and 2022, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2024 and 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recuring and other items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024., and 65% interest in VFH.

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the years ended December 31, 2024, 2023, and 2022. The Rose LifeScience minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales

Canadian cannabis net sales for the years ended December 31, 2024 increased by $34,826, or 31%, to $148,856 from $114,030, for the year ended December 31, 2024. The increase in sales was due to an 26% increase in branded sales, an 86% increase in non-branded, and a 33% increase in international sales, partially offset by an unfavorable impact of exchange rate fluctuations. The increase in branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by high quality cultivation and new product launches. The increase in non-branded sales resulted from improved industry supply conditions and pricing supported by a shift of many producers toward asset light models, as well as sales of non-brand-spec inventory.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the year ended December 31, 2024, the Company incurred excise tax of $71,953 (C$98,442) versus $58,015 (C$78,315) for the year ended December 31, 2023. The increase of $13,938 (C$20,127), or 24%, in excise taxes was due to an increase in kilograms sold in the branded channel. The Canadian excise tax is our single largest cost of participating in the adult-use (branded) market in Canada.

For the year ended December 31, 2024, 75% of Canadian Cannabis net sales was generated from branded flower, pre-roll, and cannabis derivative products, net of excise tax. For the year ended December 31, 2023, 80% of Canadian Cannabis net sales was generated from branded flower, pre-roll sales and cannabis derivative products, net of excise tax. Non-branded accounted for 19% and international accounted 4% of Canadian Cannabis net sales in 2024, as compared to non-branded of 14% and international of 4% in 2023. The increase in non-branded sales was driven by increased demand for bulk flower products.

The net average selling price of branded flower and pre-roll formats decreased in 2024 compared to 2023. Excluding pre-roll formats, the average net selling price of branded flower decreased by (2%) in 2024 due to a higher ratio of sales for our value brand Fraser Valley Weed Co and our milled and pre roll branded products. The net average selling price of bulk non-branded flower and trim increased by 45% in 2024 largely due to an increase in bulk flower, which are sold at a higher selling price, and higher demand for lower specification biomass which led to increased volumes and prices.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of excise tax, in U. S. dollars and Canadian dollars, for the years ended December 31, 2024 and 2023:

	For The Year Ended
(in thousands of U.S. dollars)	December 31, 2024	December 31, 2023
Branded sales	$183,904	$149,929
International sales	6,137	4,600
Non-branded sales	28,827	15,457
Other	1,941	2,059
Less: excise taxes	(71,953)	(58,015)
Net Sales	$148,856	$114,030

	For The Year Ended
(in thousands of Canadian dollars)	December 31, 2024	December 31, 2023
Branded sales	$251,708	$202,367
International sales	8,417	6,208
Non-branded sales	39,625	20,967
Other	2,665	2,778
Less: excise taxes	(98,442)	(78,315)
Net Sales	$203,973	$154,005

Cost of Sales

Cost of sales for the years ended December 31, 2024 increased $40,082, or 51%, to $118,172 from $78,090 for the year ended December 31, 2023. The increase was primarily due to a non-cash inventory impairment relative to its net realizable value of $10,436 (C$15,000) for the year ended December 31, 2024, resulting from older manufactured inventory products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than to continue incurring incremental costs to sell it, and an increase in volume (kilograms) packaged and sold of branded products, as well as an increase in non-branded kilograms sold.

Gross Margin

Gross margin for the year ended December 31, 2024 decreased $5,256, or 15%, to $30,684 from $35,940 for the year ended December 31, 2023. Gross margin as a percentage of net sales for the periods ended December 31, 2024 and 2023 was 21% and 32%, respectively, the lower 2024 gross margin was primarily due to the non-cash inventory impairment in the fourth quarter of $10,436 (C$15,000). Excluding the inventory write down, gross margin as a percentage of net sales for the period ended December 31, 2024 was 28% compared to 32% for the year ended December 31, 2023

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased $4,753, or 16%, to $34,028, or 23% of net sales, from $29,275, or 26% of net sales, for the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily due to higher commercial and marketing expenses, which has helped drive increases in branded sales.

Other (Expense) Income, net

Other expense, net was $1,007 for the year ended December 31, 2024 compared to other to $2,136 for the year ended December 31, 2023, the decrease of $1,129 was due primarily to lower interest expense.

Net Income (Loss)

Net loss for the year ended December 31, 2024 was $3,181 and compared to net income of $2,936 for the year ended December 31, 2023. The change is primarily due to the inventory write down of $10,436 (C$15,000). Excluding the inventory write down, net income for the year ended December 31, 2024 was $7,255. The improvement was due primarily to increased sales, partially offset by a lower margin, higher selling, general and administrative costs, and decrease in tax provision of $2,968 when compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA was $7,282 for the year ended December 31, 2024 and $14,764 for the year ended December 31, 2023. The decrease of $7,482, or 51%, between periods was due to an inventory impairment charge of $10,436 (C$15,000) during the year ended December 31, 2024. Excluding the inventory write down, adjusted EBITDA was $17,718, an increase of 20% compared to the year ended December 31, 2023. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

Canadian cannabis net sales for the years ended December 31, 2023 and 2022 was $114,030 and $109,882, respectively, a year over year increase of 4%, or $4,148. The increase in sales was due to an 11% increase in branded sales, partially offset by a (10%) decrease in non-branded sales and an unfavorable impact of exchange rate fluctuations. The 11% increase in branded sales was due to an increase in sales in Quebec and Alberta. Canadian cannabis branded sales growth was primarily in large and small formats of flower and pre-rolls. The (10%) decrease in non-branded sales was primarily due to an oversupplied LP market and continuing desperation pricing by some LPs in the early portion of calendar year 2023. International sales increased by $731 for the year ended December 31, 2023, or 19%, to $4,600 versus $3,869 for the year ended December 31, 2022. The increase was primarily driven by incremental sales to Australia and Germany.

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

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of excise tax, in U. S. dollars and Canadian dollars, for the years ended December 31, 2023 and 2022:

	For The Year Ended
(in thousands of U.S. dollars)	December 31, 2023	December 31, 2022
Branded sales	$149,929	$135,649
International sales	4,600	3,869
Non-branded sales	15,457	17,848
Other	2,059	2,642
Less: excise taxes	(58,015)	(50,126)
Net Sales	$114,030	$109,882

	For The Year Ended
(in thousands of Canadian dollars)	December 31, 2023	December 31, 2022
Branded sales	$202,367	$177,234
International sales	6,208	51,153
Non-branded sales	20,967	23,285
Other	2,778	3,411
Less: excise taxes	(78,315)	(65,555)
Net Sales	$154,005	$189,528

Cost of Sales

Cost of sales for the years ended December 31, 2023 and 2022 was $78,090 and $80,494, respectively, representing a decrease of 3%, or $2,404. The primary reason for the decrease from the prior year was due to a non-cash inventory write down of $11,038 (C$15,000) during the year ended December 31, 2022, which represented lower potency flower that was harvested in 2021 or earlier. The decrease was mostly offset by an increase in branded kilograms sold which had an incremental cost of production to manufacture and package over bulk product sold in the wholesale channel.

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

Other (Expense) Income, net

Other expense, net was $2,136 for the year ended December 31, 2023 compared to $2,023 for the year ended December 31, 2022.

Net Income

Net income for the years ended December 31, 2023 and 2022 was $2,936 and $117 respectively. The increase is primarily due to the improvement in gross margin and reduced selling, general and administrative expenses, partially offset by the current year provision for income tax of $1,431.

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

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment currently consists of Balanced Health. VF Hemp was a joint venture which ceased operations in 2022, and its results are included in “Loss from Equity Method Investments” for the year ended December 31, 2022.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales

U.S. Cannabis net sales for the year ended December 31, 2024 decreased $2,940, or 14%, to $17,390, from $20,330 for the year ended December 31, 2023. The decrease was primarily due to new restrictions on CBD sales in eight states beginning July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 92% e-commerce sales, 7% retail sales and 1% miscellaneous.

Cost of Sales

U.S. Cannabis cost of sales for the year ended December 31, 2024 decreased $647, or 9%, to $6,355 from $7,002 for the year ended December 31, 2023. The decrease was primarily due to lower sales.

Gross Margin

U.S. Cannabis gross margin for the year ended December 31, 2024 was $11,035, or 63%, compared to $13,328, or 66% for the year ended December 31, 2023.

Selling, General and Administrative Expenses

U.S. Cannabis selling, general and administrative expenses for the year ended December 31, 2024 were $11,990, or 69% of sales, compared to $13,118, or 65% of sales, for the year ended December 31, 2023. The improvement in selling, general and administrative expenses when compared to the same prior year period is due to more efficient marketing and brand spending and contract renegotiation.

Goodwill and Intangible Asset Impairments

Goodwill and Intangible Assets Impairments for the year ended December 31, 2024 was $11,939 compared to $14,020 for the year ended December 31, 2023. The impairment was primarily related to the U.S. Cannabis reporting unit as a result of recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Net Loss

U.S. Cannabis net loss for the year ended December 31, 2024 was $13,333 compared to the loss of $13,828 for the prior year ended December 31, 2023. The decrease in U.S. Cannabis net loss was primarily due to a lower impairment cost in 2024 of $12,378 compared to an impairment cost of $14,020 for the calendar year 2023.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the year ended December 31, 2024 was ($672) compared to $861 for the year ended December 31, 2023. The decline in the adjusted EBITDA was due primarily to lower sales at a lower gross margin. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales

U.S. Cannabis net sales for the year ended December 31, 2023 were $20,330, a decrease of $2,972 or 13%, from the prior year net sales of $23,302. The decrease was primarily due to lower direct-to-consumer sales due to the proliferation of hemp derived cannabinoid sales. All U.S. Cannabis sales were generated in the United States, with sales composed of 82% e-commerce sales, 9% retail sales 7% freight income and 2% miscellaneous income.

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

Net (Loss) Income

U.S. Cannabis net loss for the year ended December 31, 2023 was $13,828 as compared to the loss of $44,192 for the prior year ended December 31, 2022. The decrease in U.S. Cannabis net loss was primarily due to a lower impairment cost in 2023 of $14,020 compared to an impairment cost of $43,299 for the calendar year 2022.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the year ended December 31, 2023 was $861 as compared to $223 for the year ended December 31, 2022. The increase in the adjusted EBITDA was due primarily to lower selling and administrative expenses. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA”.

PRODUCE SEGMENT RESULTS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Sales

Produce sales for the year ended December 31, 2024 increased by $17,941, or 12% , to $169,184, compared to $151,243 for the year ended December 31, 2023. The increase was primarily due to an increase of 13% in pounds sold and an increase in supply partner average selling price, partially offset by a decrease in the average selling price from Company-owned greenhouses.

The average selling price for the specific varieties of produce sold during the year ended December 31, 2024, as compared to the year ended December 31, 2023 was as follows: tomato prices decreased 2.9%, pepper prices increased 23%, cucumber prices decreased 5% and mini cucumber prices decreased 8%.

Cost of Sales

Produce cost of sales for the year ended December 31, 2024 increased $13,061, or 9%, to $164,125 from $151,064 for the year ended December 31, 2023. The increase is primarily due to increases in supply partner costs of $12,986 due to a higher average cost per pound.

Gross Margin

Produce gross margin for the year ended December 31, 2024 increased $4,880 to $5,059 from a gross margin of $179 for the year ended December 31, 2023. Total gross margin percentage was 3% for the year ended December 31, 2024, compared to 0% for the year ended December 31, 2023. The improvements in both gross profit and gross margin percentage were due to an increase from Company-owned greenhouse sales, an increase in supply partner sales, a decrease from Company-owned greenhouse cost per pound, and a decrease in freight costs.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the year ended December 31, 2024 increased $1,624, or 15%, to $12,249 from $10,625 for the year ended December 31, 2023. The increase was primarily due to higher consulting, accounting, and legal fees partially offset by a recovery of prior period legal costs, associated with vendor settlements, for the year ended December 31, 2023.

Net Loss

Produce net loss for the year ended December 31, 2024 improved to $5,882 from $11,235 for the year ended December 31, 2023. The improvement in net loss was primarily due to a higher gross margin in 2024 and decrease in tax provision of $4,184 when compared to the prior year.

Adjusted EBITDA

Produce adjusted EBITDA for the year ended December 31, 2024 improved to $2,157 from $506 for the year ended December 31, 2023. The improvement in Adjusted EBITDA was due to the improvement in gross margin for the year ended December 31, 2024. See the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA.”

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Sales

Sales for the year ended December 31, 2023 decreased by $9,009 to $151,243, compared to $160,252 for the year ended December 31, 2022. The decrease in sales of 6% was primarily due to a decrease in supply partner revenues of $14,141, partially offset by an increase in sales at the VF Fresh owned greenhouses of $5,132. The supply partner revenue decrease is due to lower volumes of 11%, with a 5% decrease in tomato pounds sold, a 26% decrease in pepper pounds sold, an 11% decrease in cucumber pounds sold, and a 13% decrease in mini cucumber pounds sold. The decrease in supply partner pounds is mostly due to the loss of two larger growers in late 2022. Sales at VF Fresh-owned greenhouses increased 7% due to a 14% increase in the selling price partially offset by a decrease of 3% in pounds produced. The decrease of 3% in production pounds was due to a planned reduction of 71% in the planted area at the Permian Basin facility as well as a decrease of 17% at the Marfa 2 facility.

The average selling price for all produce sold during the year ended December 31, 2023, as compared to the year ended December 31, 2022 was as follows: tomato prices increased 3.7%, pepper prices decreased 8%, cucumber prices increased 25% and mini cucumber prices increased 42%.

Cost of Sales

Cost of sales decreased $26,570, or 15%, to $151,064 for the year ended December 31, 2023, from $177,634 for the year ended December 31, 2022. The decrease is primarily due to decreases in supply partner costs of $9,043, reduced costs from the VF owned greenhouses of $10,872, and lower freight expense of $6,653. The decrease in cost of sales from the greenhouses is primarily due to lower pounds produced, cost reductions, and reduced losses from the ToBRFV infestation at the Texas greenhouses. The decrease in supply partner cost is related to the 11% decrease in pounds received from our supply partners. The decrease in freight cost is due to increased available drivers, decreases in fuel prices, and fewer pounds shipped. These decreases in cost of sales were partially offset by an increase in depreciation expense included in cost of sales of $5,136 for 2023 versus $4,823 for 2022.

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

Net Loss

Net loss for the year ended December 31, 2023 was $11,235 compared to $40,487 for the year ended December 31, 2022. The improvement in net loss was primarily due to a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation of $5,585, a higher gross margin in 2023 and lower selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of December 31, 2024, we had $24,631 in cash and cash equivalents and $53,800 of working capital, compared to $35,291 in cash, cash equivalents and restricted cash and $79,612 of working capital as of December 31, 2023. We believe that cash generated from our operating activities, together with availability under the Operating Loan and Pure Sunfarms Loans (each as defined below), will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding as of December 31, 2024
Operating Loan		$8,213	$4,000
FCC Term Loan		$20,821	$20,821
Pure Sunfarms Loans		$19,741	$19,741
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was not in compliance with financial covenants related to the fixed charge coverage ratio under the FCC Loan and the Pure Sunfarm's Term Loans, for which it received waivers. The covenants will be reinstated at the end of the first quarter for the Pure Sunfarm's Term Loans and at the end of the fiscal year 2025 for the FCC loan. Management expects to regain compliance during the next testing period. FCC measures the Company's financial covenants once a year on the last day of the year and the Pure Sunfarm's Term Loan covenants are measured once a quarter on the last day of the quarter. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance as of the next annual date. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities.”

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of December 31, 2024 and 2023 was $271 and $398, respectively, and these amounts are included in accrued liabilities in the Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $20,821 and $24,755 on December 31, 2024 and 2023, respectively. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of December 31, 2024 and 2023, borrowings under the FCC Term Loan agreement were subject to an interest rate of 8.12% and 8.96% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of December 31, 2024 and 2023 was $77,682 and $114,293, respectively.

Operating Loan

The Company has a revolving line of credit agreement with a Canadian chartered bank (the "Operating Loan"). The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $4,000 as of December 31, 2024 and 2023 and future availability of $2,931 on December 31, 2024.

On May 24, 2024, the Company entered into an amendment to the Operating Loan, which extended the maturity date of the Operating Loan to May 24, 2027.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of December 31, 2024 and 2023 was $27,136 and $28,034, respectively.

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

The PSF Revolving Line of Credit can be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of December 31, 2024 and 2023. Pure Sunfarms had an outstanding letter of credit issued to BC Hydro at December 31, 2024 and 2023. Advances under the PSF Revolving Line of Credit may be used for working capital purposes, general corporate purposes and capital expenditures, of which capital expenditures may not exceed C$7,500 in aggregate use of the outstanding advances, with a maturity date of February 7, 2026. Interest under the PSF Revolving Line of Credit is payable at the Canadian prime rate plus an applicable margin per annum (7.45% at December 31, 2024), payable monthly.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of December 31, 2024, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $6,262 on December 31, 2024 and $8,298 on December 31, 2023, with a maturity date of February 7, 2026. Interest under the PSF Non-Revolving Facility is payable quarterly at an interest rate of 7.45% and 8.95% per annum, respectively.

The outstanding amount on the PSF Term Loan was $10,436 on December 31, 2024 and $13,201 on December 31, 2023, with a maturity date of February 7, 2026. Interest under the PSF Term Loan is payable quarterly at an interest rate of 7.45% and 8.95% per annum, respectively.

The outstanding amount on the BDC Credit Facility was $3,043 on December 31, 2024 and $3,771 on December 31, 2023. The BDC Credit Facility is a non-revolving demand loan with interest payable monthly at an interest rate of 9.20% and 10.25% per annum, respectively, and the amount outstanding matures on December 31, 2031.

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

During the year ended December 31, 2022, the Company issued and sold 3,175,000 Common Shares under the Sales Agreement, resulting in net proceeds of approximately $6,692 after deducting commissions and offering expenses. During the years ended December 31, 2024 and 2023, the Company did not issue or sell any Common Shares under the Sales Agreement and as of December 31, 2024, no additional sales of Common Shares may be made under the Sales Agreement.

Summary of Cash Flows

	For the Year Ended December 31,
(in Thousands)	2024	2023	2022
Cash beginning of year	$35,291	$21,676	$58,667
Net cash flow provided by (used in):
Operating activities	10,348	5,315	(19,889)
Investing activities	(10,241)	(6,231)	(20,899)
Financing activities	(9,526)	14,137	4,496
Net cash (decrease) increase for the year	(9,419)	13,221	(36,292)
Effect of exchange rate changes on cash	(1,241)	394	(699)
Cash, end of the year	$24,631	$35,291	$21,676

Operating Activities

For the years ended December 31, 2024 and 2023 and 2022 cash flows provided by (used in) operating activities were $10,348, $5,315, and ($19,899), respectively. The operating activities for 2024 consisted of $579 in changes of non-cash working capital items and $9,769 in changes before working capital items, the operating activities for 2023 consisted of ($2,081) in changes of non-cash working capital items and $7,396 in changes before working capital items, the operating activities for 2022 consisted of ($2,460) in changes in non-cash working capital items and ($17,429) in changes before non-cash working capital items. The improvement in 2024 as compared to 2023 was primarily due to higher sales for Canadian Cannabis and VF Fresh and lower net loss from VF Fresh in 2024 compared to 2023. The improvement in 2023 as compared to 2022 was primarily due to lower net loss from VF Fresh in 2023 compared to 2022, proceeds from a vendor settlement in 2023, and lower goodwill and intangibles impairments in 2023 as compared to 2022.

Investing Activities

For the years ended December 31, 2024, 2023, and 2022 cash flows used in investing activities were $10,241, $6,231, and $20,889, respectively. The investing activities for the year ended December 31, 2024 consisted primarily of $6,061 in capital expenditures for Leli and $4,022 in capital expenditures to support the VF Fresh, Canadian Cannabis, and U.S. Cannabis operations. The investing activities for the year ended December 31, 2023 primarily consisted of $6,518 invested in capital expenditures to support the VF Fresh, Canadian Cannabis, and U.S. Cannabis operations, partially offset by the collection of a promissory note. The investing activities for the year ended December 31, 2022 primarily consisted of $14,292 in capital expenditures for Pure Sunfarms’ partial conversion of its Delta 2 facility and the addition of hang drying rooms at its Delta 3 facility, and $4,693 invested the acquisition of our 85% ownership in Leli.

Financing Activities

For the years ended December 31, 2024, 2023, and 2022 cash flows provided by (used in) financing activities were ($9,562), $14,137, and $4,496, respectively. The financing activities for the year ended December 31, 2024 consisted primarily of debt repayments of ($5,709) and cash used for the acquisition of an additional 10% ownership interest in Rose LifeScience and additional 15% ownership interest in Leli. The financing activities for the year ended December 31, 2023 cash flows provided by financing activities consisted of $23,335 in proceeds from the 2023 Equity Offering net of issuance costs, $83 in proceeds from the exercise of stock options offset by debt repayment of ($9,281). The financing activities for the year ended December 31, 2022 consisted primarily of net repayments on borrowings of $2,388 offset by the proceeds from the issuance of common shares under the Sales Agreement and proceeds from the exercise of outstanding warrants.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital and our other available liquidity sources as described above. We currently do not have any material cash requirements in the near future, other than in respect of long-term debt repayment obligations as described above.

In addition, we currently have material long-term debt and lines of credit that we rely on to meet the financing needs of the Company. The long-term debt and lines of credit have interest rate terms that may be affected by rising interest rates which can impact the cost of capital for the Company. For the sensitivity of our borrowing costs to fluctuations in interest rates, see “Item 7A – Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” below for additional information.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA and Adjusted EBITDA - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes items that do not reflect our business performance.

Reconciliation of Net Income to Adjusted EBITDA

The following table reflects a reconciliation of net income to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2024 (1)	2023 (1)	2022 (1)
Net loss	$(35,850)	$(34,798)	$(101,146)
Add:
Amortization and depreciation	18,838	15,926	12,480
Foreign currency exchange loss (gain)	2,635	(740)	2,269
Interest expense, net	2,451	3,492	3,038
Provision for income taxes	(1,662)	7,451	4,681
Share-based compensation	3,747	3,111	3,987
Deferred financing fees	10	136	214
Goodwill and intangible impairments (2)	11,939	14,020	43,299
Other intangibles	439	—	—
Loss (gain) on disposal of assets	17	—	(7)
Other expense, net	—	(67)	161
Adjustments attributable to non-controlling interest	(776)	(946)	29
Interest expense for JV's	—	—	38
JV exit-related costs (3)	—	—	592
Purchase price adjustment (4)	—	—	(4,268)
Adjusted EBITDA (5)	$1,788	$7,585	$(34,633)
Adjusted EBITDA for JV's	$—	$—	$(327)
Adjusted EBITDA excluding JV's (6)	$1,788	$7,585	$(34,306)

Notes:

(1)
For the years ended December 31, 2024, 2023 and 2022, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2024 and 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2024, impairments included impairments to goodwill of $10,039 and intangible assets of $1,900. For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720. For the year ended December 31, 2022, impairments included impairments to goodwill of $38,669 and intangible assets of $4,630. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
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
(5)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose

LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024., and 65% interest in VFH.
(6)
Adjusted EBITDA excluding JV’s is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP, and therefore may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA excluding JV’s is a useful supplemental measure in evaluating the performance of the Company because in addition to excluding items that do not reflect our business performance, as reflected in Adjusted EBITDA, it further excludes the results of our joint ventures that management does not believes reflects the principal operations of the business.

Reconciliation of Segmented Net (Loss) Income to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For the Year Ended December 31, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Leli (1)	Corporate	Total
Net (loss) income	$(5,882)	$(3,181)	$(13,333)	$754	$(1,004)	$(13,204)	$(35,850)
Add:
Amortization and depreciation	5,373	11,790	204	—	1,275	196	18,838
Foreign currency exchange loss	317	42	—	—	—	2,276	2,635
Interest expense (income), net	2,232	629	—	16	—	(426)	2,451
Provision for (recovery of) income taxes	100	(1,537)	—	—	(391)	166	(1,662)
Share-based compensation	—	166	79	—	—	3,502	3,747
Deferred financing fees	—	10	—	—	—	—	10
Goodwill and intangible impairments (2)	—	—	11,939	—	—	—	11,939
Other impairments	—	—	439	—	—	—	439
Loss on disposal of assets	17	—	—	—	—	—	17
Adjustments attributable to non-controlling interest	—	(637)	—	—	(139)	—	(776)
Adjusted EBITDA (3)	$2,157	$7,282	$(672)	$770	$(259)	$(7,490)	$1,788

	For the Year Ended December 31, 2023
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Leli (1)	Corporate	Total
Net (loss) income	$(11,235)	$2,936	$(13,828)	$(186)	$(1,034)	$(11,451)	$(34,798)
Add:
Amortization and depreciation	5,136	9,123	335	—	1,081	251	15,926
Foreign currency exchange (gain) loss	(2)	(64)	19	—	—	(693)	(740)
Interest expense (income), net	2,323	2,021	(24)	—	—	(828)	3,492
Provision for (recovery of) income taxes	4,284	1,430	—	—	(48)	1,785	7,451
Share-based compensation	—	61	317	—	—	2,733	3,111
Deferred financing fees	—	136	—	—	—	—	136
Goodwill and intangible impairments (2)	—	—	14,020	—	—	—	14,020
Other expense	—	(89)	22	—	—	—	(67)
Adjustments attributable to non-controlling interest	—	(790)	—	—	(156)	—	(946)
Adjusted EBITDA (3)	506	14,764	861	(186)	(157)	(8,203)	7,585

	For the Year Ended December 31, 2022
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Leli (1)	Corporate	Total
Net (loss) income	$(40,494)	$117	$(44,192)	$(262)	$(236)	$(16,079)	$(101,146)
Add:
Amortization and depreciation	5,044	6,872	564	—	—	—	12,480
Foreign currency exchange loss	—	116	47	2	—	2,104	2,269
Interest expense (income), net	1,471	1,758	—	4	—	(195)	3,038
Provision for (recovery of) income taxes	9,914	(4,091)	—	—	(39)	(1,103)	4,681
Share-based compensation	—	1,373	305	—	—	2,309	3,987
Deferred financing fees	—	214	—	—	—	—	214
Goodwill and intangible impairments (2)	—	—	43,299	—	—	—	43,299
Gain on disposal of assets	(7)	—	—	—	—	—	(7)
Other expense, net	(304)	(73)	200	—	—	338	161
Adjustments attributable to non-controlling interest	—	29	—	—	—	—	29
Interest expense for JV's	—	—	—	—	—	38	38
JV exit-related costs (3)	—	—	—	—	—	592	592
Purchase price adjustment (4)	—	(4,268)	—	—	—	—	(4,268)
Adjusted EBITDA (5)	$(24,376)	$2,047	$223	$(256)	$(275)	$(11,996)	$(34,633)
Adjusted EBITDA for JV's	$-	$-	$-	$-	$-	$(327)	$(327)
Adjusted EBITDA excluding JV's (6)	$(24,376)	$2,047	$223	$(256)	$(275)	$(11,669)	$(34,306)

Notes:

(1)
For the years ended December 31, 2024, 2023, and 2022, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2024 and 2023 and for the period July 19, 2022 to December 31, 2022, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2024, impairments included impairments to goodwill of $10,039 and intangible assets of $1,900. For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720. For the year ended December 31, 2022, impairments included impairments to goodwill of $38,669 and intangible assets of $4,630. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
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
(5)
Adjusted EBITDA is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024., and 65% interest in VFH.
(6)
Adjusted EBITDA excluding JV’s is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP, and therefore may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA excluding JV’s is a useful supplemental measure in evaluating the performance of the Company because in addition to excluding items that do not reflect our business performance, as reflected in Adjusted EBITDA, it further excludes the results of our joint ventures that management does not believes reflect the principal operations of the business.

Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the year ended December 31, 2024 and 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the annual comparative period rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding periods. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2024 compared with the year ended December 31, 2023 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$336,181	$285,603	$50,578	18%	$338,433	$52,830	18%
Cost of sales	(288,781)	(236,177)	(52,604)	(22%)	(290,562)	(54,385)	(23%)
Selling, general and administrative expenses	(71,048)	(65,501)	(5,547)	(8%)	(71,561)	(6,060)	(9%)
Other (expense) income, net	(1,279)	2,727	(4,006)	147%	(1,292)	(4,019)	147%
Goodwill and intangible impairments	(11,939)	(14,020)	2,081	15%	(11,939)	2,081	15%
Other impairments	(439)	—	(439)	(100%)	(439)	(439)	(100%)
Operating loss	(37,305)	(27,368)	(9,937)	(36%)	(37,359)	(9,991)	(37%)
Loss including non-controlling interests	(35,643)	(34,819)	(824)	(2%)	(35,620)	(801)	(2%)
Net loss	(35,850)	(34,798)	(1,052)	(3%)	(35,881)	(1,083)	(3%)
Adjusted EBITDA - Constant Currency (2)	1,788	7,585	(5,797)	76%	1,782	(5,803)	77%

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7689 (the CDN/U.S. average exchange rate for the year ended December 31, 2023) for each of the years ended December 31, 2024 and 2023.
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

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2023 compared to the year ended December 31, 2022 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Sales	$285,603	$293,572	$(7,969)	(3%)	$289,897	$(3,675)	(1%)
Cost of sales	(236,177)	(266,075)	29,898	11%	(239,118)	26,957	10%
Selling, general and administrative expenses	(65,501)	(72,265)	6,764	9%	(66,605)	5,660	8%
Other (expense) income, net	2,727	(5,407)	8,134	150%	2,642	8,049	149%
Write-off of joint venture loan	—	(592)	592	(100%)	—	592	(100%)
Goodwill and intangible impairments	(14,020)	(43,299)	29,279	(100%)	(13,856)	29,443	(100%)
Operating (loss) income	(27,368)	(94,066)	66,698	71%	(27,421)	66,645	71%
Loss including non-controlling interests and before equity losses	(34,819)	(98,747)	63,928	65%	(34,709)	64,038	65%
Net loss	(34,798)	(101,146)	66,348	66%	(34,804)	66,342	66%
Adjusted EBITDA - Constant Currency (2)	7,585	(34,633)	42,218	122%	7,689	42,322	122%

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7689 (the CDN/U.S. average exchange rate for the year ended December 31, 2022) for each of the years ended December 31, 2023 and 2022.
(2)
Adjusted EBITDA - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA - Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA - Constant Currency includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition, and 65% interest in VFH.

Recent Accounting Pronouncements Not Yet Adopted

See Note 1, “Business, Basis of Presentation and Significant Accounting Policies – New Accounting Pronouncements,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about new accounting pronouncements.

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

Assessment for Indicators of Impairment

Goodwill

Year Ended December 31, 2024

Cannabis – Canada – Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projections from budgets approved for 2025, which was extended to 2029 with a compound annual revenue growth rate of 7.5% from 2025 to 2029, followed by terminal growth rate of 3%. Management concluded that the fair value was higher than its carrying amount by approximately $9,740 as of December 31, 2024 and therefore no impairment to goodwill was required.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase of approximately 0.3% in the discount rate would result in the fair value being equal to the carrying value, and each additional 0.5% increase would result in an impairment of approximately $13,219.
•
Terminal growth rate: A decrease in approximately 0.6% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an impairment of approximately $6,957.
•
Forecasted Revenues: A decrease in forecasted revenues by approximately 4.1% would result in the fair value being equal to the carrying value, and each additional 5% decrease would result in an impairment of approximately $12,523.
•
Net working capital: Net working capital requirements are approximately 29.8% of revenue. An increase of approximately 3.8% in net working capital investment would result in the fair value being equal to the carrying value, and each additional 5% increase would result in an impairment of approximately $12,523.

Cannabis – Canada – Brand

The fair value of the brand was determined based on a discounted cash flow projection, covering a five-year period. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that the fair value was higher than its carrying value of $3,270 by approximately $626 as of December 31, 2024 and therefore, no impairment to brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase in the discount rate by approximately 1.5% would result in the fair value being equal to the carrying value, and each additional 1% increase in the discount rate would result in an impairment of approximately $348.
•
Royalty rate: An incremental royalty rate of 3.5% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by approximately 0.2% would result in the recoverable amount being equal to the carrying value.
•
Future revenues: A decrease in future revenues by 4%would result in the fair value being equal to the carrying value, and each additional 10% decrease in the future revenues would result in an impairment of approximately $1,252.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators, it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reportable segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to goodwill of $10,039 and a charge to intangibles of $1,900 was recorded to the U.S. Cannabis reporting unit.

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
•
Terminal growth rate: An increase of 1% in the terminal growth rate would not result in a material change to the impairment charge.
•
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

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase of approximately 0.07% in the discount rate would result in the fair value being equal to the carrying value, and each additional 0.5% increase would result in an impairment of approximately $18,858.
•
Terminal growth rate: A decrease in approximately 0.1% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an impairment of approximately $17,350.
•
Future cash flows: A decrease in the future cash flows before net working capital by approximately 1.0% would result in the fair value being equal to the carrying value, and each additional 5% decrease would result in an impairment of approximately $16,595.
•
Net working capital: Net working capital ranges between 40% and 45% of revenue. An increase of 6% in net working capital investment would result in the fair value being equal to the carrying value, and each additional 5% increase would result in an impairment of approximately $3,017.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Operations in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs. Inventory write-downs for the year ended December 31, 2024 were $11,038 which consisted of older manufactured products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than to continue incurring incremental costs to sell it. There were no inventory impairments recognized for the year ended December 31, 2023.

Revenue Recognition

The Company’s produce and cannabis revenue transactions consist of a single performance obligation to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The amount of revenue recognized is measured at the fair value of the consideration received or receivable, reduced for excise duty, returns, and other customer credits, such as trade discounts and volume rebates. Payment terms are consistent with terms standard to the markets the Company serves.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2024, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of December 31, 2024, we had approximately $4,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 8.0% and we had approximately $40,562 in aggregate principal amounts with Term Loans with a weighted average interest rate of 8.4%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point decrease of approximately 0.7% over the comparable period in 2023.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $222 and $254 for the years ended December 31, 2024 and 2023, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2024 and 2023, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7301 and C$1.00 = US$0.7543, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2024 and 2023 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2024	December 31, 2023
Financial assets
Cash and cash equivalents	$2,260	$1,686
Trade receivables	3,557	3,005
Inventories	3,929	8,211
Prepaid and deposits	198	667
Financial liabilities
Trade payables and accrued liabilities	(4,025)	(5,623)
Loan payable	(2,883)	(3,378)
Net foreign exchange gain	$3,036	$4,568

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

I ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described in management’s report on internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's Management, with participation of the Principal Executive Officer and Principal Finance Officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 due to the following material weaknesses that were caused by an ineffective risk assessment process.

Information Technology - We identified a failure to effectively design and implement internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over the information technology (“IT”) system that is utilized to support the Produce segment’s financial reporting processes. Specifically, under our existing ITGCs, we determined that there were insufficient controls to limit user access to this system and to enable oversight of changes being made to the financial inputs under this system. As a result, business process controls (automated and manual) that are dependent on and use information produced from the affected ITGCs were also deemed ineffective because they could have been adversely impacted by inappropriate user access or financial input changes.

Journal Entries – We identified a failure to effectively design and implement internal controls over the review, approval, and documentation of manual journal entries by individuals separate from the preparer at our Produce segment which resulted in the unmitigated risk of management override of manual journal entries.

We did not identify any misstatements to the Consolidated Financial Statements because of these control deficiencies and there were no changes to previously released financial results. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2024.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included at the end of Part II, Item 9A of this Form 10-K.

Remediation Plans

The Company’s management, under the oversight of the Audit Committee, is in the process of designing controls to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:

Information Technology

•
Enhancing risk assessment and control identification procedures for our Produce segment’s system environment;
•
Enhancing existing controls to address the design and operation of IT general controls within our Produce segment’s IT environment in order to, among other things, limit privileged user access; and
•
Implementing controls around timely identification and review of system access and changes. Enhancing and maintaining policy documentation underlying IT general controls to promote knowledge transfer upon personnel and function changes.

Journal Entries

•
Enhancing existing controls and/or applying other appropriate procedures to ensure that manual journal entries recorded in our financial records are properly reviewed and approved preventing the potential for management override of controls.

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

Subsequent to the identification of the material weaknesses, a privileged access management tool was implemented within the Produce segment to assist with managing and monitoring privileged access. In addition, management implemented procedures to monitor changes to the system. Also, management has enhanced their journal entry control activities to review for appropriate approval. Management believes that upon testing of the operating effectiveness of the implemented controls, they will be effective and, the material weaknesses will be remediated. However, no assurance can be given regarding the effectiveness of such controls or the timing of such remediation.

Remediation of Material Weakness Identified as of December 31, 2023

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness in internal control over financial reporting as the Company did not effectively design and maintain controls over financial reporting due to errors in the calculation of the fair value of its goodwill and intangible assets, which was subsequently modified, resulting in no change in management’s determination of the fair value of its goodwill and intangible assets.

During the year ended December 31, 2024, the Company designed and implemented corrective actions to remediate the controls over the review of the determination of the recoverable amount of its goodwill and intangible assets.

During the quarter ended December 31, 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness relating to the calculation of the fair value of the Company's goodwill and intangible assets has been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan and the remediation of our previously identified material weakness as discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 is incorporated herein by reference to the definitive proxy statement for our annual meeting of shareholders (the “2025 Proxy Statement”) to be filed within 120 days of December 31, 2024 (subject to any applicable extension period to the extent such 120th date is not a business day).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days of December 31, 2024 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days of December 31, 2024 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days of December 31, 2024 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days of December 31, 2024 (subject to any applicable extension period to the extent such 120th date is not a business day).

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

10.1

Credit Facility Agreement by and between Village Farms Canada Limited Partnership and Farm Credit Canada, dated March 28, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.2

Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Farm Credit Canada, dated March 24, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.3

Second Amended and Restated Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated May 24, 2024 (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q filed on August 8, 2024) ^

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company Annual Report on Form 10-K filed on March 13, 2024). +

10.5

Credit Agreement, dated as of February 7, 2019, by and between Pure Sun Farms Corp., Bank of Montreal and Farm Credit Canada. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.6

First Amended and Restated Credit Agreement, dated as of March 30, 2020, by and between Pure Sun Farms Corp., Bank of Montreal, Farm Credit Canada and Canada Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.7

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

10.9

Fourth Amended and Restated Credit Agreement, dated as of May 5, 2023, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2023).

10.10

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

10.14

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021). ^

10.15

Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.16

First Amendment to Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).

10.17	Amended and Restated Share-based Compensation Plan dated March 15, 2021 and adopted June 10, 2021 (incorporated by reference to Appendix D of the Company's Proxy Statement filed on May 7, 2021).+

10.18

Village Farms International, Inc. Share-based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.19

Employment Agreement, dated as of September 1, 2023, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).

10.20

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 14, 2020).+

10.21

Employment Agreement by and between Village Farms, L.P. and Michael A. DeGiglio, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024). +

10.22	Employment Agreement by and between Bret Wiley and the Company (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.23

Employment Agreement, dated as of October 20, 2023, by and between Orville Bovenschen and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).+

10.24

Employment Agreement dated as of February 7, 2022, by and between Ann Gillin Lefever and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2023).+

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company Annual Report on Form 10-K filed on March 13, 2024).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm KPMG, LLP

23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company Annual Report on Form 10-K filed on March 13, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 13, 2025.

Signature	Title

/s/ Michael A. DeGiglio Michael A. DeGiglio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen C. Ruffini Stephen C. Ruffini	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ John R. McLernon John R. McLernon	Director, Chair

/s/ John P. Henry John P. Henry	Director

/s/ Dave Holewinski David Holewinski	Director

/s/ Christopher C. Woodward Christopher C. Woodward	Director

/s/ Carolyn Hauger Carolyn Hauger	Director

/s/ Kathleen M. Mahoney Kathleen M. Mahoney	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Village Farms International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position of Village Farms International, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and mezzanine equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2025expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of goodwill for the Cannabis - Canada reporting unit

As discussed in Notes 1 and 6 to the consolidated financial statements, the goodwill balance as of December 31, 2024, was $42.3 million, which related entirely to the Canadian Cannabis reportable segment and reporting unit. Goodwill is tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of the Canadian Cannabis reporting unit was determined based on a discounted cash flow projection and the Company concluded that the fair value was higher than its carrying amount as of December 31, 2024 and, therefore, no impairment to goodwill was required.

We identified the assessment of the goodwill impairment analysis for the Canadian Cannabis reporting unit as a critical audit matter. The estimation of fair value was complex and included estimation uncertainties such that the evaluation required subjective auditor judgment. Specifically, the assessment of the revenue growth projections required challenging auditor judgment as they represented subjective determinations of market and economic conditions. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge. Changes to these assumptions could have had a significant effect on the Company’s estimate of the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls over the selection of the discount rate and development of the revenue growth projections. We assessed the revenue growth projections by comparing to the underlying business strategies and growth plans of the Company, correspondence with customers, third-party market data, and historical actual results. We evaluated management’s ability to accurately forecast revenue growth projections by comparing actual results to management’s historical forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
•
developing an estimate of the Canadian Cannabis reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Orlando, Florida
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Village Farms International, Inc. and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and mezzanine equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 13, 2024, except for the effects of the change in composition of reportable segments and change in segment profit measure discussed in Note 14 to the consolidated financial statements, as to which the date is March 13, 2025

We served as the Company’s auditor from 2006 to 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Village Farms International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Village Farms International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and mezzanine equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to inadequate user access and program change management controls related to certain information technology systems and inadequate review of journal entries have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Orlando, Florida
March 13, 2025

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$24,631	$30,291
Restricted cash	—	5,000
Trade receivables, net	33,665	30,561
Inventories, net	53,137	78,472
Other receivables	327	294
Prepaid expenses and deposits	4,259	7,150
Total current assets	116,019	151,768
Non-current assets
Property, plant and equipment, net	190,263	205,613
Investments	2,656	2,656
Goodwill	42,315	55,918
Intangibles, net	25,105	32,275
Deferred tax asset	1,005	1,201
Right-of-use assets	9,765	12,596
Other assets	2,178	1,962
Total assets	$389,306	$463,989
LIABILITIES
Current liabilities
Line of credit	$4,000	$4,000
Trade payables	24,499	21,753
Current maturities of long-term debt	8,142	9,133
Accrued sales taxes	8,740	15,941
Accrued loyalty program	1,029	1,773
Accrued liabilities	12,208	15,076
Lease liabilities - current	2,497	2,112
Income tax payable	51	28
Other current liabilities	1,053	2,340
Total current liabilities	62,219	72,156
Non-current liabilities
Long-term debt	32,420	38,925
Deferred tax liability	19,940	23,730
Lease liabilities - non-current	8,573	11,335
Other liabilities	2,196	1,902
Total liabilities	125,348	148,048
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Redeemable non-controlling interests	9,953	15,667
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 112,337,049 shares issued and outstanding at December 31, 2024 and 110,248,929 shares issued and outstanding at December 31, 2023.	387,349	386,719
Additional paid in capital	30,604	25,611
Accumulated other comprehensive loss	(18,932)	(3,540)
Retained earnings	(145,016)	(109,165)
Total Village Farms International, Inc. shareholders' equity	254,005	299,625
Non-controlling interest	—	649
Total shareholders' equity	254,005	300,274
Total liabilities, mezzanine equity and shareholders’ equity	$389,306	$463,989

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31,

(In thousands of United States dollars, except share and per share data)

	2024	2023	2022
Sales	$336,181	$285,603	$293,572
Cost of sales	(288,781)	(236,177)	(266,075)
Gross profit	47,400	49,426	27,497
Selling, general and administrative expenses	(71,048)	(65,501)	(72,265)
Interest expense	(3,365)	(4,509)	(3,244)
Interest income	914	1,018	207
Foreign exchange (loss) gain	(2,843)	602	(2,255)
Other income (expense)	4,015	5,616	(115)
Write-off of joint venture loan	—	—	(592)
Goodwill and intangible asset impairments	(11,939)	(14,020)	(43,299)
Other impairments	(439)	—	—
Loss before taxes and loss from equity method investments	(37,305)	(27,368)	(94,066)
Recovery of (Provision for) income taxes	1,662	(7,451)	(4,681)
Loss from equity method investments	—	—	(2,668)
Loss including non-controlling interests	(35,643)	(34,819)	(101,415)
Less: net (income) loss attributable to non-controlling interests, net of tax	(207)	21	269
Net loss attributable to Village Farms International, Inc. shareholders	$(35,850)	$(34,798)	$(101,146)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.32)	$(0.32)	$(1.13)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.32)	$(0.32)	$(1.13)
Weighted average number of common shares used in the computation of loss per share (in thousands):
Basic	111,370	108,728	89,127
Diluted	111,370	108,728	89,127
Loss including non-controlling interests	$(35,643)	$(34,819)	$(101,415)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,265)	4,237	(15,460)
Comprehensive loss including non-controlling interests	(51,908)	(30,582)	(116,875)
Less: comprehensive loss (income) attributable to non-controlling interests	665	(436)	1,432
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(51,243)	$(31,018)	$(115,443)

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands of United States dollars, except for shares outstanding)

	Number of Common Shares (in thousands)	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Permanent Shareholders’ Equity	Mezzanine Equity
Balance at December 31, 2021	88,234	$365,561	$9,369	$6,696	$26,779	$—	$408,405	$16,433
Net proceeds from issuance of common stock	3,175	6,692	—	393	—	—	7,085	—
Shares issued on exercise of stock options	180	176	16	—	—	—	192	—
Share-based compensation	200	—	3,987	—	—	—	3,987	—
Recognition of non-controlling interest on acquisition	—	—	—	—	—	767	767	—
Cumulative translation adjustment	—	—	—	(15,460)	—	—	(15,460)	—
Net loss	—	—	—	—	(101,146)	—	(101,146)	(269)
Balance at December 31, 2022	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	10	—	3,111	—	—	—	3,111	—
Cumulative translation adjustment	—	—	—	4,831	—	72	4,903	(666)
Net (loss) income	—	—	—	—	(34,798)	(190)	(34,988)	169
Balance at December 31, 2023	110,249	386,719	25,611	(3,540)	(109,165)	649	300,274	15,667
Share-based compensation	2,088	630	3,117	—	—	—	3,747	—
Acquisition of redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Acquisition of non-controlling interest	—	—	(317)	—	—	(489)	(806)	—
Cumulative translation adjustment	—	—	—	(15,392)	—	—	(15,392)	(873)
Net (loss) income	—	—	—	—	(35,851)	(160)	(36,011)	368
Balance at December 31, 2024	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$—	$254,005	$9,953

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands of United States dollars)

	2024	2023	2022
Cash flows provided by (used in) operating activities:
Loss including non-controlling interests	$(35,643)	$(34,819)	$(101,415)
Adjustments to reconcile loss including non-controlling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	18,838	15,926	13,054
Amortization of deferred charges	10	136	214
Share of loss from joint venture	—	—	2,668
Interest expense	3,365	4,509	3,244
Interest paid on long-term debt	(4,203)	(4,700)	(3,420)
Unrealized foreign exchange loss	233	64	83
Goodwill and intangible asset impairments	11,939	14,020	43,299
Inventory and other impairments	10,961	—	11,038
Write-off of joint venture loan	—	—	592
Non-cash lease expense	2,402	2,103	1,798
Share-based compensation	3,747	3,111	3,987
Deferred income taxes	(1,739)	7,046	9,831
Changes in non-cash working capital items	438	(2,081)	(4,862)
Net cash provided by (used in) operating activities	10,348	5,315	(19,889)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(10,083)	(6,518)	(14,292)
Purchases of intangibles	(158)	—	—
Acquisitions, net	—	—	(5,873)
Equity investment	—	(548)	—
Issuance of note receivable	—	—	(734)
Repayment of note receivable	—	835	—
Net cash used in investing activities	(10,241)	(6,231)	(20,899)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	—	—	7,321
Repayments on borrowings	(5,709)	(9,281)	(9,709)
Purchase of Non-controlling interest	(3,817)	—	—
Proceeds from issuance of common stock and warrants	—	24,772	6,898
Issuance costs	—	(1,437)	(206)
Proceeds from exercise of stock options	—	83	192
Net cash (used in) provided by financing activities	(9,526)	14,137	4,496
Effect of exchange rate changes on cash and cash equivalents	(1,241)	394	(699)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,660)	13,615	(36,991)
Cash, cash equivalents and restricted cash, beginning of period	35,291	21,676	58,667
Cash, cash equivalents and restricted cash, end of period	$24,631	$35,291	$21,676
Supplemental disclosure of non-cash activities:
Non-Cash - investing and financing activities
Operating lease right-of-use assets	$117	$5,578	$—
Operating lease liabilities	$117	$5,578	$—
Supplemental cash flow information:
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1. BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of December 31, 2024 were Village Farms Canada Limited Partnership, Village Farms, L.P. (together, "Village Farms Fresh" or "VF Fresh"), Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), VF Clean Energy, Inc. ("VFCE") and Leli Holland B.V. ("Leli"). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”. On October 18, 2024, the Company received notification from Nasdaq that it is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq (Nasdaq Listing Rule 5550(a)(2)) (the “Minimum Bid Requirement”) as the bid price for the Company’s common shares (the “Common Shares”) closed below US$1.00 from September 6, 2024 to October 17, 2024.

The notification has no immediate effect on the listing of the Common Shares on the Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until April 16, 2025 (a period of 180 calendar days from the date of Notification, the “Compliance Period”) to regain compliance with the Minimum Bid Requirement. During the Compliance Period, the Common Shares will continue to trade on the Nasdaq. If at any time before April 16, 2025, the bid price of the Common Shares closes at or above US$1.00 per share for a minimum of 10 consecutive business days, it is expected that Nasdaq would notify the Company that it has regained compliance with the Minimum Bid Requirement.

In the event the Company does not regain compliance with the Minimum Bid Requirement by the end of the Compliance Period, the Company may be eligible for an additional period of 180 calendar days to regain compliance or may be subject to delisting of the Common Shares from the Nasdaq, at which time the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

We can provide no assurance that the Company would receive a favorable decision from a Nasdaq Hearing Panel after the end of the Compliance Period or that the Common Shares will not be delisted from Nasdaq.

Village Farms owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 80% ownership of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high-quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, Leli, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP), and include VFF and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that VFF consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are classified as temporary mezzanine equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. Investments in entities for which the Company does not have a controlling financial interest, but over which it has the ability to exert significant influence, are accounted for under the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When appropriate, prior year amounts are reclassified to conform with the current period presentation. For the year ended December 31, 2023, certain deferred tax liabilities has been reclassified to deferred tax assets on the consolidated Statements of Financial Position to conform with the current period presentation. For the year ended December 31, 2023, certain inventory for finished goods has been reclassified to work-in-process and certain raw materials have been reclassified to finished goods to conform with the current period presentation. For the year ended December 31, 2022, certain non-cash lease expenses have been reclassified to changes in lease liabilities on the consolidated Statements of Cash Flows to conform with the current period presentation.

Revision of Prior-Period Consolidated Financial Statements

In connection with the preparation of our 2024 consolidated financial statements, the Company identified an immaterial misstatement in its estimate of its deferred tax asset valuation allowance as of December 31, 2023. As a result, we recorded a decrease to deferred tax assets as of December 31, 2023 and increase in income tax expense for the year ended December 31, 2023 for $3,000, which decreased total assets and retained earnings as of December 31, 2023 and increased our net loss for the year ended December 31, 2023 by $3,000. Our revision had no impact to the Company’s consolidated statement of cash flows. Additionally, our revision had no impact to the Company’s segment profit measures, compliance with debt covenants, or performance metrics used in the calculation of executive compensation as the impacted line items are excluded from these calculations. We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates, with both gains or losses from remeasurement and currency gains or losses from transactions executed in currencies other than the functional currency included in foreign exchange gain (loss).

In these consolidated financial statements, “$” means U.S. dollars and "C$" means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars is shown below:

	As of December 31,
	2024	2023	2022
Spot rate	0.6957	0.7543	0.7380
For the year ended	0.7301	0.7410	0.7689

Management Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflict in Ukraine as well as potential tariff wars; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.

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

Revenue Recognition

The Company’s produce and cannabis revenue transactions consist of a single performance obligation to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The amount of revenue recognized is measured at the fair value of the consideration received or receivable, reduced for excise duty, returns, and other customer credits, such as trade discounts and volume rebates. Payment terms are consistent with terms standard to the markets the Company serves.

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

The following table disaggregates the Company's net revenue by major source for the years ended:

Classification	December 31, 2024	December 31, 2023	December 31, 2022
Cannabis:
Branded (1)	$111,951	$91,914	$85,523
Non-Branded	28,827	15,457	17,848
International	6,137	4,600	3,869
Other	1,941	2,059	2,642
U.S. Cannabis	17,390	20,330	23,302
Produce	169,183	151,243	160,252
Energy	752	—	136
Total Revenue	$336,181	$285,603	$293,572
(1)
Branded revenues are shown net of excise tax on products. For the years ended December 31, 2024, 2023, and 2022, excise tax on products was $71,953, $58,015, and $50,126, respectively.

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

Restricted Cash

Restricted cash, as of December 31, 2023 includes a cash deposit required by the Company’s directors’ and officers’ insurance policy which was managed by an insurer and held as a cell captive within a Bahamas-based financial institution.

Trade Receivables and Allowance for Credit Losses

Trade accounts receivable are recorded at the point control transfers and represent the amount of consideration we expect to receive in exchange for transferred goods and do not bear interest. We establish provisions for expected lifetime losses on accounts receivable at the time a receivable is recorded based on historical experience, customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method. We also evaluate the aggregation and risk characteristics of receivable pools and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

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

Long-Lived Assets

The Company’s long-lived assets consist primarily of property, plant and equipment and finite-lived intangible assets. Purchased property and equipment is recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization of property and equipment is computed using the straight-line method or declining balance method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal. Gains or losses, net, from the sale of property and equipment are included within other income (expense). Depreciation of property, plant and equipment is determined on the straight-line method or declining balance method over the following useful lives of the assets:

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

During the three years in the period ended December 31, 2024, 2023 and 2022 there were no material impairments of long-lived assets.

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

Leases

In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs. The Company reviews all agreements to determine if a leasing arrangement exists. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides both the right to obtain substantially all of the economic benefits from the use of an asset and the right to direct the use of the asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments over the expected term of the lease. The Company’s lease assets are primarily concentrated in facilities, vehicles, machinery and equipment.

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

As of December 31, 2024, the Company’s leases have remaining lease terms of up to 7 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants. Asset retirement obligations related to the termination of leases are not material to the financial statements.

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

Operating Leases

Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases may contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within general and administration expenses.

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangibles are allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During the years ended December 31, 2024, 2023, and 2022, the Company recorded impairment charges against goodwill and indefinite-lived intangible assets. For additional information refer to Note 6. Goodwill and Intangible Assets.

Segment Reporting

Our operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). The Company has identified five operating segments – Produce, Cannabis-Canada, Cannabis-U.S., Energy, and Leli.

The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) during the fiscal year ending December 31, 2024. The amendments in this ASU were applied retrospectively to all prior periods presented in the financial statements. This ASU only impacted our disclosures with no impact to our results of operations, cash flows and financial condition.

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

Share-Based Compensation

The Company grants stock options and restricted stock (“RSU”) to certain employees and directors.

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

RSU grants will be settled using the Company’s own equity if the performance standard is met. The equity-settled share-based compensation is measured at the fair value of the Company’s Common Shares as at the grant date in accordance with the terms of the Company’s Stock Compensation Plan. The fair value determined at the grant date is charged to income when performance-based or time-based vesting conditions are met, based on the number of RSUs that will eventually be converted to Common Shares, with a corresponding increase in equity.

Advertising

Advertising costs are recognized when incurred and are presented within selling, general and administrative costs in the Consolidated Statements of Operations. The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing teams. Advertising costs for the years ended December 31, 2024, 2023, and 2022 were $4,125, $4,942, and $6,122, respectively.

Other Income (Expense)

Other income for the years ended December 31, 2024 and 2023 include a favorable settlement of $3,536 and $5,585, respectively, relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus infestation.

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

New Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2026, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following:

Classification	December 31, 2024	December 31, 2023
Cannabis:
Raw materials	$6,372	$5,490
Work-in-process	7,052	10,608
Finished goods	21,872	38,514
Packaging	3,100	7,641
Produce:
Crop inventory	13,543	15,492
Purchased produce inventory	1,198	727
Inventory	$53,137	$78,472

During the year ended December 31, 2024, the Company recognized $10,436 of inventory impairments relative to its net realizable value. This inventory consisted of older manufactured products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than incurring incremental costs to sell it. There were no inventory impairments recognized for the year ended December 31, 2023.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	December 31, 2024	December 31, 2023
Land	$13,771	$14,641
Leasehold and land improvements	11,107	5,525
Buildings	206,794	217,384
Machinery and equipment	85,552	86,674
Construction in progress	11,147	13,619
Less: Accumulated depreciation	(138,108)	(132,230)
Property, plant and equipment, net	$190,263	$205,613

Depreciation expense on property, plant and equipment, was $15,552, $12,785 and $10,795 for the years ending December 31, 2024, 2023 and 2022, respectively.

Capitalized interest was $1,050 and $1,273 for the years ended December 31, 2024 and 2023, respectively.

4. ACQUISITIONS

Rose Acquisition - Put/Call Option

On November 15, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Rose and other parties, including the shareholders of Rose (collectively, the “Rose Sellers”), for the acquisition of a 70% interest in Rose pursuant to the terms of the Purchase Agreement.

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, have remained in their current roles with Rose post-Acquisition and initially retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire the Retained Interest between December 31, 2024 and April 16, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms could also acquire 34% of the Retained Interest between December 31, 2023 and March 31, 2024. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the applicable prior calendar year. If exercised upon a liquidity event, the Option Price is subject to a minimum amount which varies depending on the year on which it is exercised.

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

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016, which resulted in a reduction of mezzanine equity of $5,209 and an increase in additional paid in capital of $2,193. The Company's ownership interest in Rose is now 80%.

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

On September 24, 2024, the Company acquired the remaining 15% equity ownership interest in Leli for a total cash purchase price of approximately $801, which resulted in a reduction of non-controlling interest of $489 and a decrease in additional paid in capital of $317. The Company's ownership interest in Leli is now 100%.

5. INVESTMENTS

Village Fields Hemp USA LLC

The net assets of VF Hemp were $0 as of December 31, 2024 and 2023, respectively. The Company's net loss for the years ended December 31, 2024, 2023 and 2022 were $0, $0, and $2,668, respectively. Included in the losses for the year ended December 31, 2022, is a loss of $2,284 which represents the Company’s share of losses from the impairment of inventory at VF Hemp. In conjunction with the inventory write-off, the Company also wrote-off the remaining balance of its loan to VF Hemp in the amount of $592, which has been recorded as a loss on joint venture loan in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.

Altum

On February 10, 2022, the Company entered into an AUD 1 million (US$719) convertible promissory note with Altum (the “Note”). Interest accrued at a rate of 12% per annum, calculated monthly. Altum repaid the note, including accrued interest, in June 2023.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

6. GOODWILL AND INTANGIBLES ASSETS

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment. Throughout 2024 and 2023, the Company experienced macroeconomic challenges, decreases in market capitalization, decreases in transaction multiples, and continued ambiguity in federal regulations with respect to the U.S. CBD market.

During the years ended December 31, 2024 and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook.

Year Ended December 31, 2024

Cannabis – Canada – Goodwill

The fair value of the reporting unit was determined based on a discounted cash flow projections from budgets approved for 2025, which was extended to 2029 with a compound annual revenue growth rate of 7.5% from 2025 to 2029, followed by terminal growth rate of 3%. Management concluded that the fair value was higher than its carrying amount by approximately $9,740 as of December 31, 2024 and therefore no impairment to goodwill was required.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase of approximately 0.3% in the discount rate would result in the fair value being equal to the carrying value, and each additional 0.5% increase would result in an impairment of approximately $13,219.
•
Terminal growth rate: A decrease in approximately 0.6% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an impairment of approximately $6,957.
•
Forecasted Revenue: A decrease in forecasted revenue by approximately 4.1% would result in the fair value being equal to the carrying value, and each additional 5% decrease would result in an impairment of approximately $12,523.
•
Net working capital: Net working capital requirements are approximately 29.8% of revenue. An increase of approximately 3.8% in net working capital investment would result in the fair value being equal to the carrying value, and each additional 5% increase would result in an impairment of approximately $12,523.

Cannabis – Canada – Brand

The fair value of the brand was determined based on a discounted cash flow projection, covering a five-year period. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that the fair value was higher than its carrying value of $3,270 by approximately $626 as of December 31, 2024 and therefore, no impairment to brand was allocated to the reporting unit.

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase in the discount rate by approximately 1.5% would result in the fair value being equal to the carrying value, and each additional 1% increase in the discount rate would result in an impairment of approximately $348.
•
Royalty rate: An incremental royalty rate of 3.5% of revenues was applied to brand-specific revenues. A decrease to the incremental royalty rate by approximately 0.2% would result in the recoverable amount being equal to the carrying value.
•
Future revenues: A decrease in future revenues by 4%would result in the fair value being equal to the carrying value, and each additional 10% decrease in the future revenues would result in an impairment of approximately $1,252.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators, it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reportable segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to goodwill of $10,039 and a charge to intangibles of $1,900 was recorded to the U.S. Cannabis reporting unit.

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
•
Terminal growth rate: An increase of 1% in the terminal growth rate would not result in a material change to the impairment charge.
•
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

The significant assumptions applied to the determination of the fair value are described below:

•
Post-tax discount rate: An increase of approximately 0.07% in the discount rate would result in the fair value being equal to the carrying value, and each additional 0.5% increase would result in an impairment of approximately $18,858.
•
Terminal growth rate: A decrease in approximately 0.1% in the terminal growth rate would result in the fair value being equal to the carrying value, and each additional 0.5% decrease would result in an impairment of approximately $17,350.
•
Future cash flows: A decrease in the future cash flows before net working capital by approximately 1.0% would result in the fair value being equal to the carrying value, and each additional 5% decrease would result in an impairment of approximately $16,595.
•
Net working capital: Net working capital ranges between 40% and 45% of revenue. An increase of 6% in net working capital investment would result in the fair value being equal to the carrying value, and each additional 5% increase would result in an impairment of approximately $3,017.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2022	$44,886	$21,339	$66,225
Foreign currency translation adjustment	993	—	993
Impairments	—	(11,300)	(11,300)
Balance as of December 31, 2023	$45,879	$10,039	$55,918
Foreign currency translation adjustment	(3,564)	—	(3,564)
Impairments	—	(10,039)	(10,039)
Balance as of December 31, 2024	$42,315	$-	$42,315

Intangible Assets

Intangibles consisted of the following:

Classification	December 31, 2024	December 31, 2023
Licenses	$17,196	$18,540
Brand and trademarks*	12,520	12,795
Customer relationships	12,530	13,586
Computer software	2,029	1,974
Other*	144	144
Less: Accumulated amortization	(10,064)	(7,414)
Less: Impairments*	(9,250)	(7,350)
Intangibles, net	$25,105	$32,275

*Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of December 31, 2024 is as follows:

Fiscal period
2025	$3,081
2026	2,990
2027	2,976
2028	1,772
2029	1,772
Thereafter	9,100
Intangibles, net	$21,691

Amortization expense for intangibles for the years ended December 31, 2024, 2023 and 2022 were $3,286, $3,141 and $2,259, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

7. ACCRUED LIABILITIES

	December 31, 2024	December 31, 2023
Received not invoiced	$2,638	$4,510
Accrued payroll	3,839	3,193
Accrued grower partner payables	2,259	1,991
Other	3,472	5,382
	$12,208	$15,076

8. LEASES

The Company’s operating leases consist of a parcel of land in Marfa, Texas that two of its greenhouses resides on, a parcel of land in Monahans, Texas that one of its greenhouses resides on, two distribution centers located in Fort Worth, Texas and Surrey, British Columbia, and production-related equipment at its greenhouses in Texas and British Columbia. The Company also leases an office building located in Lake Mary, Florida for its corporate headquarters, and office and manufacturing spaces in Denver, Colorado for Balanced Health’s headquarters and operations. Rose leases a building for headquarters in Montreal, Quebec.

The components of lease related expenses are as follows:

	Year ended December 31,
	2024	2023
Operating lease expense (a)	$4,468	$4,879

(a)
Includes short-term and variable lease costs of $2,066 and $1,986 for the years ended December 31, 2024 and 2023, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$3,034	$2,704
Operating cash flows (liability reduction)	$2,475	$1,893

ROU assets obtained in exchange for lease obligations:
Operating leases	$117	$5,578

Other information related to operating leases was as follows:

December 31, 2024
Weighted average remaining lease term:
Operating leases	4.52
Weighted average discount rate:
Operating leases	7.87%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating leases
2025	$3,208
2026	3,255
2027	2,643
2028	2,184
2029	1,409
Thereafter	271
Total minimum lease payments	12,970
Less amounts representing interest	(1,900)
Total lease obligation, net of interest	11,070
Less current portion	(2,497)
Long-term portion of lease obligations, net of interest	$8,573

9. LINE OF CREDIT AND LONG-TERM DEBT

	Balance outstanding as of December 31,
	2024	2023
Term Loan - ("FCC Loan") - repayable by monthly principle of payments of $164 and accrued interest at Secured Overnight Financing Rate ("SOFR") plus an applicable margin per annum (8.12% at December 31, 2024); matures May 3, 2027	$20,821	$22,788
Term Loan - Pure Sunfarms - C$19.0M - Canadian prime interest rate plus an applicable margin (7.45% as of December 31, 2024), repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026	6,262	8,298
Term loan - Pure Sunfarms - C$25.0M - Canadian prime interest rate plus an applicable margin (7.45% as of December 31, 2024), repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026	10,436	13,201
BDC Facility - Pure Sunfarms - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at Canadian prime interest rate plus an applicable margin (9.20% at December 31, 2024), matures December 31, 2031	3,043	3,771
Total	$40,562	$48,058

As collateral for the FCC Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Loan as of December 31, 2024 and 2023 was $77,682 and $114,293, respectively.

The PSF Non-Revolving Facility is secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants.

The Company has a revolving line of credit agreement with a Canadian chartered bank (the "Operating Loan") maturing February 2027. The Operating Loan can be drawn in advances of up to C$10,000, had an outstanding balance of $4,000 drawn on the facility as of December 31, 2024 and December 31, 2023, and future availability of $2,931 on December 31, 2024. Interest under the Operating Loan is payable at the Canadian prime rate plus an applicable margin per annum (8.02% at December 31, 2024), payable monthly.

The carrying value of the assets pledged as collateral for the Operating Loan as of December 31, 2024 and 2023 was $27,136 and $28,034, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”) with a Canadian chartered bank. The PSF Revolving Line of Credit can be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of December 31, 2024 and December 31, 2023. Interest under the PSF Revolving Line of Credit is payable at the Canadian prime rate plus an applicable margin per annum (7.45% at December 31, 2024), payable monthly.

The Company is required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was not in compliance with financial covenants related to the fixed charge coverage ratio under the FCC Loan and the Pure Sunfarm's Term Loans, for which it received waivers. The covenants will be reinstated at the end of the first quarter for the Pure Sunfarm's Term Loans and at the end of the fiscal year 2025 for the FCC loan. Management expects to regain compliance during the next testing period. FCC measures the Company's financial covenants once a year on the last day of the year and the Pure Sunfarm's Term Loan covenants are measured once a quarter on the last day of the quarter.

Village Farms was in compliance with all of its remaining covenants under its other credit facilities.

The weighted average interest rate on short-term borrowings as of December 31, 2024 and 2023 was 8.22% and 9.44%, respectively.

Accrued interest payable on all long term-debt as of December 31, 2024 and 2023 was $271 and $390, respectively, and these amounts are included in accrued liabilities in the consolidated statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2025	$5,533
2026	15,969
2027	17,321
2028	435
2029	435
Thereafter	869
$40,562

10. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2024 and 2023, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, and note payables. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at December 31, 2024 and December 31, 2023, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2024 and 2023, respectively.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the years ended December 31, 2024, 2023 and 2022, the Company paid C$277, C$213 and C$163, respectively to lease this office space.

One of the Company's employees is related to a member of the Company’s executive management team and received approximately $165, $118 and $115 in salary and benefits during the years ended December 31, 2024, 2023 and 2022, respectively.

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders, which includes two company employees, for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016 (note 4).

13. INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024
	Current	Deferred	Total
US Federal	$—	$1,201	$1,201
US State	47	—	47
Canadian	30	(2,940)	(2,910)
	$77	$(1,739)	$(1,662)

	2023
	Current	Deferred	Total
US Federal	$—	$3,000	$3,000
US State	34	—	34
Canadian	371	4,046	4,417
	$405	$7,046	$7,451

	2022
	Current	Deferred	Total
US Federal	$—	$14,650	$14,650
US State	72	(2,085)	(2,013)
Canadian	(5,222)	(2,734)	(7,956)
	$(5,150)	$9,831	$4,681

The (recovery of) provision for income taxes reflected in the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022 differs from the amounts computed at the federal statutory tax rates. The principal

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
(Loss) income before income taxes	$(37,305)	$(27,368)	$(96,734)
Tax (recovery) calculated at US domestic tax rates	(7,834)	(5,747)	(20,339)
State tax adjustments	(364)	(457)	(1,799)
Non-deductible items	920	1,100	928
True up of prior year income tax estimates	(39)	318	—
Deferred adjustment	(135)	32	(3,324)
Tax rate differences on deferred items	(318)	(34)	308
Foreign rate differentials	—	—	88
Change in tax rates	71	135	5
Change in valuation allowance	6,031	12,111	28,684
Other	6	(7)	130
Recovery of income taxes	$(1,662)	$7,451	$4,681

The statutory tax rate in effect in Canada and the United States for the years ended December 31, 2024, 2023 and 2022 was 27% and 21%, respectively.

The blended effective tax rate for 2024 was 4.5% compared to -27.2% and -4.8% in 2023 and 2022, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Other assets	$6,969	$6,473
Long-term debt	928	824
Tax losses: Non-capital and farm losses	37,563	37,665
Provisions: Debt and unit issuance costs	415	1,058
Tax Losses: Capital Losses	129	—
Intangibles	6,409	3,458
Lease Liability	2,075	2,534
Tax losses: Valuation allowance	(48,561)	(42,530)
	5,927	9,482
Deferred tax liabilities:
Joint venture shares	(2,346)	(2,464)
Cash adjustment	(10,506)	(15,356)
Right-of-use Assets	(1,850)	(2,371)
Property, plant and equipment	(10,160)	(11,820)
	(24,862)	(32,011)
Net deferred tax liabilities	$(18,935)	$(22,529)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

recorded a valuation allowance on its deferred tax assets for the years ended December 31, 2024 and 2023 of $48,561 and $42,530, respectively.

Included in the schedule of deferred tax assets and liabilities above are US federal net operating loss carryforwards of approximately $119,095 and $111,831 as of December 31, 2024 and 2023, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forwards of approximately $46,416 and $43,554 as of December 31, 2024 and 2023, respectively, which will begin to expire in 2029. The Canadian Federal Non-Capital Loss carry forwards are C$50,337 and C$56,009 as of December 31, 2024 and 2023, respectively, which will begin to expire in 2027. The Canadian Provincial Non-Capital Loss carry forwards are C$7,948 and C$13,158, as of December 31, 2024 and 2023, respectively, which will begin to expire in 2036. The Netherlands Federal Non-Capital Losses carry forward is EUR1,122 as of December 31, 2024.

At December 31, 2024 and 2023, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2024 and 2023, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in the U.S. and various states, as well as the Netherlands and Canada and its provinces. As of December 31, 2024, the Company’s tax years for 2021, 2022 and 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2021 due to the expiration of the statute of limitations.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. In the fourth quarter of 2024, the Company determined that Leli had met the quantitative threshold to be a reportable segment. In addition, during the fourth quarter of 2024, the CODM changed the segment profit measure to operating income or loss from gross margin. We believe that segment operating (loss) income is a more useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain expenses that directly arise from non-operating activities (other income/expense), financing decisions (interest), and tax strategies (income taxes). These changes have been applied to all periods presented.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in five reportable segments: Produce, Cannabis-Canada, Cannabis-U.S., Clean Energy, and Leli (previously Cannabis - Netherlands). The Produce segment produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications. The Energy business receives a royalty representing a portion of the natural gas that is sold to one customer pursuant to it's long-term contract. The Leli segment produces and supplies cannabis products to designated coffee shops in the Netherlands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance for all of its reportable segments based on segment operating (loss) income from operations.

For all of its reportable segments, the chief operating decision maker uses segment operating (loss) income to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the (loss) income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment (loss) income to assess the performance for each segment by comparing the results with one another.

The following tables reflect the reconciliation of segment revenue, measures of a segments profit or loss, and significant segment expenses reconciled to the consolidated loss before income taxes:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	For the Year Ended December 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Total
Sales from external customers	$169,183	$148,856	$17,390	$752	$—	$336,181
Cost of sales	(164,125)	(118,172)	(6,355)	(129)	—	(288,781)
Selling, general and administrative expenses	(12,249)	(34,028)	(11,990)	(38)	(1,555)	(59,860)
Segment operating (loss) income	$(7,191)	$(3,344)	$(955)	$585	$(1,555)	$(12,460)
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other expense, net (2)						(1,279)
Impairment of goodwill and intangibles						(11,939)
Other impairments						(439)
Other corporate expenses (3)						(11,188)
Loss before taxes and loss from equity method investments						$(37,305)

	For the Year Ended December 31, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Total
Sales from external customers	$151,243	$114,030	$20,330	$—	$—	$285,603
Cost of sales	(151,064)	(78,090)	(7,002)	(21)	—	(236,177)
Selling, general and administrative expenses	(10,625)	(29,275)	(13,118)	(32)	(1,265)	(54,315)
Segment operating (loss) income	$(10,446)	$6,665	$210	$(53)	$(1,265)	$(4,889)
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other income, net (2)						2,727
Impairment of goodwill and intangibles						(14,020)
Other corporate expenses (3)						(11,186)
Loss before taxes and loss from equity method investments						$(27,368)

	For the Year Ended December 31, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Total
Sales from external customers	$160,388	$109,882	$23,302	$—	$—	$293,572
Cost of sales	(177,777)	(80,494)	(7,643)	(161)	—	(266,075)
Selling, general and administrative expenses	(12,004)	(31,608)	(16,305)	(58)	(275)	(60,250)
Segment operating (loss) income	$(29,393)	$(2,220)	$(646)	$(219)	$(275)	$(32,753)
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other expense, net (2)						(5,407)
Write off of joint venture loan						(592)
Impairment of goodwill and intangibles						(43,299)
Other corporate expenses (3)						(12,015)
Loss before taxes and loss from equity method investments						$(94,066)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(2) Other income (expense), net is comprised of Interest expense, interest income, foreign exchange (loss) gain, other income (expense).

(3) Other corporate expenses are comprised of expenses related to centralized corporate functions such as accounting, treasury, information technology, legal, human services, and internal audit expenses.

The following tables summarizes our interest income, interest expense, depreciation and amortization, other significant non-cash items, and expenditures for capital assets by operating segment:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	For the Year Ended December 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Segment Totals	Corporate	Consolidated Totals
Interest income	4	484	—	—	—	488	426	914
Interest expense	2,237	1,112	—	16	—	3,365	—	3,365
Depreciation and amortization	5,373	11,790	204	—	1,275	18,642	196	18,838
Share based compensation	—	166	79	—	—	245	3,502	3,747
Other significant noncash items:
Non-cash lease expense	1,798	86	518	—	—	2,402	—	2,402
Impairments of goodwill and intangibles	—	—	11,939	—	—	11,939	—	11,939
Inventory and other impairments	—	10,522	439	—	—	10,961	—	10,961
Expenditures for segment assets	3,724	261	37	—	6,061	10,083	—	10,083

	For the Year Ended December 31, 2023
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Segment Totals	Corporate	Consolidated Totals
Interest income	9	157	24	—	—	190	828	1,018
Interest expense	2,332	2,177	—	—	—	4,509	—	4,509
Depreciation and amortization	5,136	9,123	335	—	1,081	15,675	251	15,926
Share based compensation	—	61	317	—	—	378	2,733	3,111
Other significant noncash items:
Non-cash lease expense	1,407	118	578	—	—	2,103	—	2,103
Impairments of goodwill and intangibles	—	—	14,020	—	—	14,020	—	14,020
Expenditures for segment assets	4,428	914	218	—	958	6,518	—	6,518

	For the Year Ended December 31, 2022
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Segment Totals	Corporate	Consolidated Totals
Interest income	1	11	—	—	—	12	195	207
Interest expense	1,471	1,769	—	4	—	3,244	—	3,244
Depreciation and amortization	5,044	7,376	564	—	—	12,984	—	12,984
Share based compensation	—	1,373	305	—	—	1,678	2,309	3,987
Other significant noncash items:
Non-cash lease expense	1,190	69	539	—	—	1,798	—	1,798
Impairments of goodwill and intangibles	—	—	43,299	—	—	43,299	—	43,299
Inventory Impairments	—	11,038	—	—	—	11,038	—	11,038
Expenditures for segment assets	2,520	11,783	(11)	—	—	14,292	—	14,292

The following tables summarizes our total assets by operating segment for the years ended December 31:

	2024	2023
Assets
Produce	$97,332	$94,695
Cannabis - Canada	266,433	320,942
Cannabis - United States	6,728	21,861
Clean Energy	360	2
Leli	11,093	6,145
Total assets for reportable segments	$381,946	$443,645
Corporate	7,360	20,344
Consolidated total	$389,306	$463,989

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

For years ended December 31, 2024, 2023 and 2022, approximately 50%, 54% and 51%, respectively, of the Company’s total sales were in the United States and approximately 48%, 44%, and 48%, respectively, of the Company's total sales were in Canada. In 2024, the Company had two customers that individually represented more than 10% of total sales, comprising of 14.1% and 10.2%. In 2023, the Company had one customer that individually represented more than 10% of total sales, comprising of 11.9%. In 2022, the Company had one customer that individually represented more than 10% of total sales, comprising of 14.6%.

As of December 31, 2024, the Company’s trade receivables included two customers that represented more than 10% of the balance of trade receivables, representing 26.7% and 13.4% of the balance. As of December 31, 2023, the Company’s trade receivables included two customers that represented more than 10% of the balance of trade receivables, representing 21.1% and 10.2% of the balance, respectively.

The Company’s primary operations are in the United States and Canada. The following tables summarizes our assets by geographic location for the years ended December 31:

Total assets	2024	2023
United States	$87,894	$100,345
Canada	290,319	357,499
Netherlands	11,093	6,145
	$389,306	$463,989

Long-lived assets	2024	2023
United States	$43,686	$60,553
Canada	219,735	245,523
Netherlands	9,866	6,145
	$273,287	$312,221

15. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of Common Shares outstanding for the period. Basic and diluted net income per ordinary share is calculated as follows:

	For the Years Ended December 31,
(shares in thousands)	2024	2023	2022
Numerator:
Net loss including non-controlling interests	$(35,643)	$(34,819)	$(101,415)
Less: Net (income) loss attributable to non-controlling interests	(207)	21	269
Net loss attributable to Village Farms International, Inc. shareholders	$(35,850)	$(34,798)	$(101,146)
Denominator:
Weighted average number of common shares – basic	111,370	108,728	89,127
Effect of dilutive securities – share-based employee options and awards	—	—	—
Weighted average number of common shares – diluted	111,370	108,728	89,127
Anti-dilutive options and awards (1)	8,052	8,456	4,089
Net loss per ordinary share:
Basic	$(0.32)	$(0.32)	$(1.13)
Diluted	$(0.32)	$(0.32)	$(1.13)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

(1)
Options to purchase shares of common stock, warrants, and unvested RSUs are not included in the calculation of net (loss) income per share because the effect would have been anti-dilutive.

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

The Company’s Share-Based Compensation Plan (the “Plan”) dated January 1, 2010, was most recently approved by Shareholders on June 10, 2021. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 4,715 shares remain available for issuance as of December 31, 2024.

Stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grants and have a ten-year contractual term. The stock options vest ratably over a 3- year period. Compensation expense is recognized over the vesting period, using the graded vesting method, by increasing additional paid-in capital based on the number of awards expected to vest. The number of awards expected to vest is reviewed at least annually, with any impact recognized immediately.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2024	2023	2022
Expected volatility	77.2% - 85.8%	85.7% - 87.8%	84.0% - 89.9%
Dividend	$nil	$nil	$nil
Risk-free interest rate	3.08% - 3.71%	2.76% - 4.15%	1.41% - 3.28%
Expected life	4.4 years	6.5 years	6.5 years
Fair value	$0.56 - $0.62	$0.44 - $0.82	$0.93 - $4.33

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Stock option transactions under the Company’s plan for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,622,558	$6.20	7.89	$6,530
Granted during 2022	725,360	$2.74	9.70	$16
Exercised during 2022	(180,000)	$1.30	0.51	$772
Forfeited during 2022	(78,500)	$8.45
Outstanding at December 31, 2022	4,089,418	$5.76	6.77	$152
Exercisable at December 31, 2022	2,549,401	$5.88	5.46	$133
Granted during 2023	3,492,991	$0.94	9.34	$130
Exercised during 2023	(100,000)	$0.83		$71
Forfeited during 2023	(535,833)	$4.04
Outstanding at December 31, 2023	6,946,576	$3.50	7.54	$83
Exercisable at December 31, 2023	3,081,262	$6.07	5.44	$1
Granted during 2024	170,000	$0.95	5.96	$0
Forfeited/expired during 2024	(598,167)	$3.32
Outstanding at December 31, 2024	6,518,409	$3.44	6.79	$90
Exercisable at December 31, 2024	4,038,856	$4.88	5.96	$31

The weighted-average grant-date fair value of options granted during the years 2024, 2023 and 2022 was $0.58, $0.71 and $3.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $0, $71 and $772, respectively.

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2024	3,865,314	$1.07
Granted	170,000	$0.58
Vested	(957,594)	$0.90
Forfeited	(598,167)	$2.27
Non-vested at December 31, 2024	2,479,553	$0.82	$59

As of December 31, 2024, there was approximately $2,022 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based or time-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance or time based target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Performance-based restricted share unit activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	230,000	$6.83
Exercised	(200,000)	$6.41
Outstanding at December 31, 2022	30,000	$8.31
Exercisable at December 31, 2022	30,000	$8.31
Issued	(10,000)	$8.31
Forfeited	(20,000)	$8.31
Outstanding at December 31, 2023	—	$8.31
Exercisable at December 31, 2023	—	—
Granted	2,179,884	$0.71
Vested and Issued	(1,479,024)	$1.25
Outstanding at December 31, 2024	700,860	$0.17
Exercisable at December 31, 2024	—	$-

On September 3, 2024, the Company granted 600,000 shares to a director of the Company.

Total share-based compensation for the years ended December 31, 2024, 2023 and 2022 of $3,747, $3,111 and $3,987, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

17. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2024	2023	2022
Trade receivables	$(3,985)	$(2,525)	$3,310
Inventories	10,383	(5,282)	(14,583)
Lease liabilities	(2,475)	(1,893)	(2,402)
Other receivables	(6)	9	(4)
Prepaid expenses and deposits	2,771	(1,151)	3,815
Trade payables	2,648	(3,546)	6,697
Accrued liabilities	(4,893)	5,665	7,805
Other assets, net of other liabilities	(4,005)	6,642	(9,500)
	$438	$(2,081)	$(4,862)

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.