Form 10-K/A
period 2024-12-31
Village Farms International, Inc.
filed 2025-04-25
CIK 1584549

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

As of April 21, 2025, the registrant had 112,337,049 Common Shares outstanding.

PCAOB: 185 Auditor Name: KPMG LLP Auditor Location: Orlando, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2024 Form 10-K”) of Village Farms International, Inc. (the “Company”) for the year ended December 31, 2024 (“Fiscal 2024”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025. We are filing this Amendment to amend Part III of the 2024 Form 10-K to include the information required by and not included in Part III of the 2024 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2024.

In addition, the Exhibit Index in Item 15 of Part IV of the 2024 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2024 Form 10-K. The 2024 Form 10-K continues to speak as of the date of the 2024 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2024 Form 10-K other than as expressly indicated in this Amendment.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
John R. McLernon	84	Chairman of the Board of Directors*
John P. Henry	77	Director*
David Holewinski	86	Director*
Kathleen M. Mahoney	70	Director*
Christopher C. Woodward	68	Director*
Carolyn Hauger	62	Director*
Michael A. DeGiglio	70	Chief Executive Officer and Director
Stephen C. Ruffini	65	Chief Financial Officer and Director

* Denotes independent director within the meaning of Nasdaq and SEC Listing Rules rules and regulations.

Business Experience of Directors and Executive Officers

John R. McLernon – Chairman of the Board of Directors

Mr. McLernon has been the Chairman and a director of the Company since 2006. Mr. McLernon is President of McLernon Consultants Ltd. He is Honorary Chairman and Co-Founder of Colliers International (“Colliers”), a global commercial real estate services company operating from 485 offices in 65 countries. He served as Chairman and Chief Executive Officer of Colliers from 1977 to 2002 and as Chairman until December 2004. Mr. McLernon also serves as a director of City Office REIT (NYSE) and Canadian Urban Ltd., a private company, and previously served as a director of A&W Revenue Royalties Income Fund.

Mr. McLernon is qualified to continue to serve on the board of directors of the Company (the "Board") based on his many years of executive experience with a global organization, as a board of director on both private and public companies and general business knowledge.

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

Mr. Henry is qualified to continue to serve on the Board based on his many years of executive management experience and industry expertise and financial expertise.

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

Mr. Holewinski is qualified to continue to serve on the Board based on his many years of executive management experience and business development acumen.

Kathleen M. Mahoney – Director

Ms. Mahoney has been a director of the Company since 2023. Most recently, Ms. Mahoney served for more than 15 years in executive level operational and legal positions with SpartanNash Company (Nasdaq: SPTN), a Fortune 400 grocery and consumer goods distributor, wholesaler and retailer, and its predecessor Nash Finch Company. Prior to her tenure with SpartanNash, Ms. Mahoney practiced law for more than 20 years, including as Managing Partner at Larson King, LLP, and Partner at Oppenheimer Wolff & Donnelly. Ms. Mahoney began practicing law as Special Assistant Attorney General with the Minnesota Attorney General's Office. Ms. Mahoney has received grocery industry recognition throughout her career, having been named one of the 100 Most Influential Women in Michigan by Crain’s (2016), a Woman of Influence in the Food Industry by the Griffin Report (2018), a Top Woman in Grocery by Progressive Grocer (2012 and 2019), and a Women in Business Industry Leader by the Minneapolis St. Paul Business Journal (2011). Ms. Mahoney is a former member of the National Association of Corporate Directors, and a former member of the Grand Rapids, MI Chamber of Commerce Governance Committee and the Policy Committee and has more than 25 years of nonprofit board service, including serving in the role of Chair. She holds a JD, cum laude, from Syracuse University School of Law.

Ms. Mahoney is qualified to continue to serve on the Board based on her many years of executive management experience, her legal and governance expertise and her general business knowledge.

Carolyn Hauger - Director

Ms. Hauger became a director of the Company in May 2024. She is currently the Chief Financial Officer of Ten-Nine Technologies, a battery nanotechnology additives company and also serves as an Independent Director and Audit Chair for Jericho Energy Ventures (TSX:JEV). Prior to this, she was the CFO of Lion, Inc. (2017 – 2021), Divisional CFO & Senior Vice President of Clopay Plastics (2012 – 2017) and Senior Manager of Ernst & Young (2010-2012). Her previous experience also includes a 25-year career with Procter & Gamble as both a Divisional CFO and a Manufacturing Operations Leader. Ms. Hauger holds an Advisory Board position with Metal Resource Solutions, Inc. She holds a BS in Chemical Engineering from The Pennsylvania State University and an MBA in Finance and Accounting from Xavier University.

Ms. Hauger is qualified to continue to serve on the Board based on her many years of serving as a board of director on both private and public companies, general business knowledge and her financial expertise.

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

Mr. Woodward is qualified to continue to serve on the Board based on his many years of serving as a board of director on both private and public companies and general business knowledge.

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

Mr. DeGiglio is qualified to continue to serve on the Board based on his business skills, leadership experience, his experience in the agriculture industry, general business knowledge and due to his position as President and CEO.

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

Mr. Ruffini is qualified to continue to serve on the Board based on his business skills, leadership experience, financial acumen, general business knowledge and due to his position as Executive Vice President and CFO.

Other Directorships

Other than as indicated within this section under the caption titled "Business Experience of Directors and Executive Officers" above, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1933, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Family Relationships

There are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

No director is, to the knowledge of the Company as at the date of this Annual Report on Form 10-K/A for the year ended December 31, 2024 (as amended, this “Annual Report”), or has been, within 10 years before the date of this Annual Report on Form 10-K/A, a director, chief executive officer or chief financial officer of any company (including the Company) that: (i) was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days, (ii) was subject to cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under Canadian securities legislation that was in effect for a period of more than 30 consecutive days that was issued after the director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer, (iii) while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets, (iv) become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromised with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, or (v) has been involved in any criminal convictions or proceedings, order or judgment or decree limiting the person from engaging in any type of business or securities, nor found by a court or the SEC to have violated a United States federal or state securities law nor found by a court or the Commodity Futures Trading Commission to have violated any United States federal commodities law.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and executive officers, we believe that all the Section 16(a) filing requirements for our executive officers, directors and greater than 10% shareholders for the year ended December 31, 2024, were filed in a timely manner except for Kathleen Mahoney, David Holewinski, John Henry, Chris Woodward who each inadvertently reported one late transaction each on Form 4 (all of which were filed with the SEC on April 10, 2024) and John McLernon who inadvertently reported a series of late transactions on a single Form 4 (which was filed with the SEC on April 12, 2024). .

Ethical Business Conduct

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics and Whistleblower Policy (the “Code”). The Code is available on our website at http://www.villagefarms.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

The Board has not granted any waiver of the Code in favor of a director or officer of the Company. No current reports on Form 8-K have been filed since the beginning of the Company’s most recently completed fiscal year that pertain to any conduct of a director or executive officer that constitutes a departure from the Code.

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
5.
regularly update this policy to take account of new developments and standards of best practices; and
6.
report to the Board of the Company or a committee of the Board.

A copy of the Disclosure Policy can be found on our website at http://www.villagefarms.com under the Governance section of our Investors page.

Committees of the Board

The Company has a standing Audit and Risk Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, each of which are composed entirely of independent directors.

Audit and Risk Committee

The Audit and Risk Committee of our Board reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our Audit Committee consists of four directors, Messrs. Henry,

v

Holewinski and Woodward and Ms. Hauger, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Henry is the chairman of the Audit Committee, and our Board has determined that Mr. Henry is an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”) rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our Audit and Risk Committee meets the criteria for independence under, and the functioning of our Audit and Risk Committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit and Risk Committee include:

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

Compensation Committee

Our Compensation Committee reviews and determines the compensation of all our executive officers. Our Compensation Committee consists of five directors, Messrs. Henry, Holewinski, Woodward and Ms. Mahoney and Hauger, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Woodward is the chairman of the Compensation Committee. Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

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

A copy of the Insider Trading Policy can be found on our website at http://www.villagefarms.com under the Governance section of our Investors page and a copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table details the compensation information for the fiscal years ended December 31, 2024 and 2023 of the Company for our principal executive officer ("PEO") and each of our named executive officers ("Non-PEO NEOs”), as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K. All amounts presented are as recorded in U.S. dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael A. DeGiglio Chief Executive Officer	2024 2023	1,032,729 1,007,538	– –	630,000 (1) –	– 82,440 (2)	30,823 (3) 30,687 (3)	1,693,552 1,240,791
Stephen C. Ruffini Chief Financial Officer	2024 2023	540,091 540,000	– –	250,000 (4) –	- 164,800 (5)	11,291 (6) 8,579 (6)	801,382 713,379
Ann Gillin Lefever Chief Operating Officer	2024 2023	433,335 343,750	– –	250,000 (7) –	– 164,800 (8)	6,615 (9) 6,615 (9)	685,847 515,245
1.
On August 30, 2024, the Board approved the issuance of 600,000 shares of restricted stock to Mr. DeGiglio. On September 3, 2024 these shares fully vested following the satisfaction of the applicable performance conditions.
2.
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
3.
Mr. DeGiglio received a $24,000 auto allowance and $6,823 in employer 401(k) matches during 2024 and a $24,000 auto allowance and $6,687 in employer 401(k) matches during 2023.
4.
On May 10, 2024, the Board approved the issuance of 190,839 common shares in the Capital of the Company ("Common Shares") to Mr. Ruffini.
5.
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
6.
Mr. Ruffini received $11,291 and $8,579 in employer 401(k) matches during fiscal years 2024 and 2023, respectively.
7.
On May 10, 2024, the Board approved the issuance of 190,839 Common Shares to Ms. Gillin Lefever.
8.
Ms. Gillin Lefever received a grant of 200,000 Options in February 2023. The amounts listed in this column represent the grant date fair value of the Options as calculated using the Black-Scholes option pricing model resulting in a value of US$0.8244 per Option. See Note 16 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating value pursuant to ASC 718.
9.
Ms. Gillin Lefever received $2,512 and $6,615 in employer 401(k) matches during fiscal years 2024 and 2023, respectively.

Employment Agreements with NEOs

Mr. DeGiglio’s current employment agreement became effective August 15, 2024 for a term of three years. Under the terms of the employment agreement, Mr. DeGiglio’s employment term will be automatically extended for successive one-year periods, unless the Company provides 90-day advance notice of non-renewal of then-current term, which will be treated as termination without cause. Under the employment agreement, Mr. DeGiglio receives a base salary of $1,022,880 (with subsequent annual reviews for increases but not decreases as the Compensation Committee determines) and he is eligible to earn annual short term and long-term incentive plans (bonuses) each up to 100% of Mr. DeGiglio’s then-current base salary based on quantitative and qualitative performance goals determined by the Compensation Committee. Mr. DeGiglio also receives a monthly auto allowance of $2,000. Additionally, Mr. DeGiglio is entitled to six weeks of vacation. He is also entitled to participate in the Equity Plan (as defined below), which provides for grants of Options and other awards, as well as participation in our 401(k) Plan (as defined below) and 409A Plan (as defined below) and other welfare benefit plans including health and dental benefit plans.

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

Mr. Ruffini’s employment agreement became effective July 1, 2023 and expires on June 30, 2026. Under the terms of the employment agreement, Mr. Ruffini's employment term will be automatically extended for successive one-year periods, unless the Company provides 90-day advance notice of non-renewal of then-current term, which will be treated as termination without cause. The employment agreement entitles Mr. Ruffini to receive a base salary of $540,000 (subject to further increases but not decreases as the Board shall determine) and he is eligible to earn an annual bonus opportunity of up to 50% of Mr. Ruffini’s then-current base salary based on quantitative and qualitative performance goals determined by the Chief Executive Officer and/or the Compensation Committee. Additionally, Mr. Ruffini is entitled to four weeks of vacation. He is entitled to participate in the Equity Plan, which provides for grants of Options and other awards, as well as in our 401(k) Plan and 409A Plan and other welfare benefit plans including health and dental benefit plans.

Pursuant to Mr. Ruffini’s employment agreement, Mr. Ruffini is entitled to receive severance benefits in the following manner. If Mr. Ruffini were to die or become disabled during the term of his employment agreement, he is entitled to receive his then-current base salary and benefits for the greater of the remaining term of the agreement or 12-months. Mr. Ruffini is also entitled to a lump sum payment of 18 months of his then-current base salary and a pro-rata bonus amount payable within thirty days of his last date of employment, if terminated without cause or if Mr. Ruffini resigns for Good Reason, as well as continued participation in any welfare benefit plans for an 18-month post-termination period. The Company may terminate Mr. Ruffini for cause with no severance payments.

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

Ms. Gillin Lefever's employment agreement became effective June 1, 2024 with an initial term of two years. Under the terms of the employment agreement, Ms. Gillin Lefever's employment term will be automatically renewed unless either Ms. Gillin Lefever or the Company gives the other notice of termination not less than sixty days prior to the expiration of the employment agreement. The employment agreement entitles Ms. Gillin Lefever to receive a base salary of $475,000 and she is eligible to earn an annual bonus opportunity of up to 50% of Ms. Gillin Lefever’s then-current base salary based on the attainment of one or more Company and Individual performance goals, as established by the Company in consultation with the Executive prior to the commencement of the relevant fiscal year. Additionally, Ms. Gillin Lefever is entitled to four weeks of vacation. She is entitled to participate in the Equity Plan, which provides for grants of Options and other awards, as well as in our 401(k) Plan and 409A Plan and other welfare benefit plans including health and dental benefit plans.

Pursuant to Ms. Gillin Lefever’s employment agreement, Ms. Gillin Lefever is entitled to receive severance benefits in the following manner. If Ms. Gillin Lefever were to die or become disabled during the term of her employment agreement, she is entitled to receive her then-current base salary and benefits for the greater of the remaining term of the agreement or 12-months. Ms. Gillin Lefever is also entitled to a lump sum payment of 18 months of her then-current base salary and a pro-rata bonus amount payable within thirty days of his last date of employment, if terminated without cause or if Ms. Gillin Lefever resigns for Good Reason, as well continued participation in any welfare benefit plans for an 18-month post-termination period. The Company may terminate Ms. Gillin Lefever for cause with no severance payments.

Ms. Gillin Lefever may also terminate her employment agreement with or without Good Reason by providing the Chief Executive Officer and Chairman of the Board with a 30-day notice. “Good Reason” under the agreement means (i) a change materially adverse to Ms. Gillin Lefever’s position, authorities, functions, powers, responsibilities, or duties continuing for more than ten days after notice is provided by Ms. Gillin Lefever, (ii) a breach of the employment agreement by the Company, or (iii) a change in control of the Company.

Retirement Benefits

The Company sponsors a retirement savings plan that is qualified under section 401(k) of the United States Internal Revenue Code (the “401(k) Plan”) and provides that participating employees are eligible to make contributions up to the prescribed limit, which was $23,000 for 2024. For the calendar year ended December 31, 2024, the Company matched 100% of a participant’s first 1% contribution and 50% on each participant’s contributions of 2% to 6%, with a two-year vesting period on the Company’s matching contributions.

The Company also sponsors a nonqualified deferred compensation plan for its NEOs and other executives under section 409A of the United States Internal Revenue Code (the “409A Plan”) and provides that participating employees are eligible to defer up to 80% of their salaries and annual cash bonuses on an annual basis.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price(1)	Option Expiration Date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Michael A. DeGiglio	100,000	-		$1.09	March 29,2026	-	-
	100,000	-		$13.60	March 12, 2029	-	-
	300,000	-		$4.68	September 30, 2030	-	-
	33,333	66,667	(2)	$1.08	February 1, 2033	-	-
Stephen C. Ruffini	100,000	-		$13.60	March 12, 2029	-	-
	200,000	-		$5.29	May 29, 2030	-	-
	100,000	-		$6.23	December 2, 2031	-	-
	66,667	133,333	(2)	$1.08	February 1, 2033	-	-
Ann Gillin Lefever	66,667	33,333	(3)	$5.20	February 7, 2032	-	-
	66,667	133,333	(2)	$1.08	February 1, 2033

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

Equity Grant Process

Grants of restricted share units ("RSUs"), options and other equity awards to our executive officers are approved by the Compensation Committee at regularly scheduled meetings, or sometimes by unanimous written consent. We have no practice of timing grants of equity awards to coordinate with the release of material nonpublic information, nor have we timed the release of material nonpublic information for the purpose of affecting the value of any compensation of our executive officers. If the Company determines that it is in possession of material nonpublic information on or around an anticipated grant date, the Compensation Committee has the authority to defer the grant date until a date on which the Company is not in possession of material nonpublic information. During 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

Director Compensation

Overview

The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes final decisions regarding such compensation.

x

Cash Compensation

Each non-employee director of the Company receives a retainer of $60,000 per year, payable in monthly installments and there are no meeting or teleconference fees. The director fees are now being paid in U.S. dollars as it is the dominant currency for the Company. The Chairperson of the Board receives an additional annual fee of $30,000, payable monthly, the Audit and Risk Committee Chairperson receives an additional $15,000 per year, payable monthly, and the Compensation Committee Chairperson receives an additional $10,000 per year, payable monthly. Directors are also entitled to be reimbursed for reasonable out-of-pocket expenses incurred by them in connection with their services as directors. Directors of the Company are also eligible to participate in the Equity Plan. Restricted stock was granted pursuant to the Equity Plan to non-employee directors in 2024, as the Compensation Committee believes that a portion of the total director compensation should be in the form of equity compensation.

The table below provides compensation information for the calendar year ended December 31, 2024 for each non-employee member of the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
John R. McLernon (2)	90,000	100,000	190,000
John P. Henry (2)	75,000	100,000	175,000
Christopher C. Woodward (2)	70,000	100,000	170,000
David Holewinski (2)	60,000	100,000	160,000
Kathleen M. Mahoney (2)	60,000	100,000	160,000
Carolyn Hauger (2)	40,000	100,000	140,000
(1)
The amounts listed in this column represent the grant date fair value of restricted stock granted to these non-employee directors. During 2024, each of these non-employee directors received grants of 51,020 restricted stock on June 28, 2024 and 65,790 restricted stock on December 31, 2024 at grant date fair values of $0.98 and $0.76, respectively, as part of their 2024 compensation.
(2)
As of December 31, 2024, Messrs. McLernon, Henry, Woodward, Holewinski, and Ms. Mahoney and Hauger had 365,316, 341,316, 351,316, 341,316, 171,011, and 0 Options outstanding, respectively.

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

Year	Summary Compensation Table for PEO (1)(2) ($)	Compensation Actually Paid to PEO (3) ($)	Average Summary Compensation Table Total for Non-PEO NEOs (2) ($)	Average Compensation Actually Paid to Non-PEO NEOs (3) ($)	Total Shareholder Return (“TSR”) (4) ($)	Net Loss (5) ($)
2024	1,693,552	1,663,550	743,615	743,507	(88)	(35,850,000)
2023	1,240,791	1,219,051	614,312	574,072	(94)	(34,798,000)
2022	747,416	(192,950)	408,986	(17,330)	(79)	(101,146,000)

(1) Michael A. DeGiglio served as the principal executive officer of the Company during 2024, 2023 and 2022.

(2) The dollar amounts reported as total compensation for the Company’s PEO and the average of the amounts reported for the NEOs as a group (excluding the PEO) for each corresponding year are the amounts reported in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation – Summary Compensation Table” of this Annual Report on Form 10-K/A. The names of each of the NEOs (excluding the PEO) included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2024 Stephen C. Ruffini and Ann Gillin Lefever; (ii) for 2023, Stephen C. Ruffini, Ann Gillin Lefever and Mandesh Dosanjh; and (iii) for 2022, Stephen C. Ruffini, Mandesh Dosanjh, Eric Janke and Bret Wiley;

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

Year	PEO or NEOs	Reported Summary Compensation Table Total	Minus Reported Value of Equity Awards (a)	Plus Fair Value at Fiscal Year-end of Outstanding and Unvested Option Awards and Stock Awards Granted in the Fiscal Year	Plus Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	Plus Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	Plus Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years for Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	Minus Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	Plus Value of Dividends or Earnings Paid on Equity Awards in the Fiscal Year that are not Otherwise Reflected in the Value of Total Compensation	Equals Compensation Actually Paid
2024	PEO	$1,693,552	$(630,000)	$—	$(4)	$600,000	$2	$—	$—	$1,663,550
2024	NEOs	$743,615	$(250,000)	$—	$(60	$250,000	$(48)	$—	$—	$743,507
2023	PEO	$1,240,791	$(82,440)	$76,100	$—	$—	$(15,400)	$—	$—	$1,219,051
2023	NEOs	$614,312	$(164,800)	$164,883	$(19,300)	$—	$(8,300)	$—	$—	$574,072
2022	PEO	$747,416	$—	$—	$(468,000)	$—	$(472,366)	$—	$—	$(192,950)
2022	NEOs	$408,986	$—	$—	$(257,316)	$—	$(169,000)	$—	$—	$(17,330)

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

(4) The comparison of total shareholder returns assumes that $100 was invested on December 31, 2021, in Village Farms.

(5) The dollar amounts reported represent the amount of net loss reflected in the Company’s audited financial statements for the applicable year.

Relationship between CAP and TSR

The graph below illustrates the relationship between CAP and our TSR for the CEO and the other NEOs.

CAP vs. Company TSR
Compensation Actually Paid ($ millions)
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$(200)
$(400)
Total Shareholder Return (TSR)
$(70)
$(75)
$(80)
$(85)
$(90)
$(95)
$(100)
$(79)
$(193)
$(269)
$1,219
$535
$(94)
$1,533
$744
$(88)
2022
2023
2024
CEO CAP
Avg Other NEOs CAP
TSR

Relationship between CAP and GAAP Net Loss

The graph below reflects the relationship between the CEO and the average other NEOs CAP and our GAAP Net Loss for each year.

CAP vs. GAAP Net Loss
Compensation Actually Paid ($ millions)
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$(200)
$(400)
GAAP Net Loss ($ millions)
$-
$(20,000)
$(40,000)
$(60,000)
$(80,000)
$(100,000)
$(120,000)
$(101,146)
$(34,798)
$(35,850)
$(193)
$(269)
$1,219
$535
$1,533
$744
2022
2023
2024
CEO CAP
Avg Other NEOs CAP
GAAP Net Loss

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Security Ownership Table

The table below sets forth information known to us regarding the beneficial ownership of our Common Shares as of April 21, 2025, for:

1.
each person the Company believes beneficially holds more than 5% of the outstanding shares of our Common Shares based solely on our review of SEC filings;
2.
each of our directors and director nominees;
3.
each of the named executive officers named in the Summary Compensation Table; and
4.
all of our directors and executive officers as a group.

The number of Common Shares beneficially owned by a person includes Common Shares subject to Options held by that person that are currently exercisable or that become exercisable within 60 days of April 21, 2025. Percentage calculations assume, for each person and group, that all Common Shares that may be acquired by such person or group pursuant to Options currently exercisable or that become exercisable within 60 days of April 21, 2025, are outstanding for the purpose of computing the percentage of Common Shares owned by such person or group. However, such unissued Common Shares described above are not deemed to be outstanding for calculating the percentage of Common Shares owned by any other person(2)

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the notes to the table.The percentages shown below are based on an aggregate total of 112,337,049 outstanding Common Shares as of April 21, 2025, plus the number of Common Shares underlying Options, Restricted Stock Awards, and conversion instruments for the beneficial owner that are convertible or exercisable within 60 days for the indicated beneficial owner.

Name of Beneficial Owner	Ownership or Control Over Shares	Percentage of Shares beneficially owned
Greater than 5% Shareholders:
Michael A. DeGiglio (also a Director and NEO) c/o Village Farms, 90 Colonial Center Parkway Suite 100, Lake Mary, FL 32746 (1)	10,154,793	9.0%
Directors and Named Executive Officers:
John P. Henry (2)(3)	304,831	*
John R. McLernon (2)(4)	373,765	*
Christopher C. Woodward (2)(5)	433,365	*
David Holewinski (2)(6)	369,331	*
Kathleen M. Mahoney(2) (7)	89,634	*
Carolyn Hauger (2)	—	*
Stephen C. Ruffini (2)(8)	1,708,571	1.5%
Ann Gillin Lefever (2)(9)	424,173	*
All Directors and Executive Officers as a Group (Nine Persons) (10)	13,858,455	12.3%

* Denotes less than 1% beneficial ownership.

(1)
Consists of 9,588,127 Common Shares and Options to purchase 566,666 Common Shares that are exercisable within 60 days of April 21, 2025.
(2)
The address of each of the directors and NEOs is c/o Village Farms International, 90 Colonial Center Parkway, Suite 100, Lake Mary, FL 32746.
(3)
Consists of 68,500 Common Shares and Options to purchase 236,331 Common Shares that are exercisable within 60 days of April 21, 2025.
(4)
Consists of 115,100 Common Shares and Options to purchase 258,665 Common Shares that are exercisable within 60 days of April 21, 2025.
(5)
Consists of 188,700 Common Shares and Options to purchase 244,665 Common Shares that are exercisable within 60 days of April 21, 2025.
(6)
Consists of 133,000 Common Shares and Options to purchase 236,331 Common Shares that are exercisable within 60 days of April 21, 2025.
(7)
Consists of Options to purchase 89,634 Common Shares that are exercisable within 60 days of April 21, 2025.
(8)
Consists of 1,175,230 Shares and Options to purchase 533,333 Common Shares that are exercisable within 60 days of April 21, 2025.
(9)
Consists of 190,839 Shares and Options to purchase 233,334 Common Shares that are exercisable within 60 days of April 21, 2025.
(10)
Consists of 11,379,504 Shares and Options to purchase 2,398,959 Common Shares that are exercisable within 60 days of April 21, 2025.

Equity Compensation Plan Information

The Company adopted an equity compensation plan (the “Equity Plan”), effective December 31, 2009, in order to attract and retain directors, officers, employees and other service providers to the Company and to motivate them to advance the interests of the

Company by affording them with the opportunity to acquire an equity interest in the Company. The Equity Plan was most recently approved by the Company’ shareholders on June 10, 2021. Under the Equity Plan, the Company is authorized to award share options (“Options”), stock appreciation rights, deferred share units, performance-based restricted share units (“PSUs”), restricted stock and other share-based awards, which may be settled in Common Shares issued from the treasury or in cash. To date, only Options, Performance Share Units, and Restricted Stocks have been awarded under the Equity Plan.

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

The following table sets forth certain details as at the end of the year ended December 31, 2024 with respect to compensation plans pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	6,518,409	$2.92	4,715,296
Equity Compensation Plans Not Approved by Shareholders	_	_	_
Total	6,518,409		4,715,296

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

Director Independence

The Company’s Board is currently composed of eight directors, a majority (six) of whom meet the independence standards under the listing standards of Nasdaq, SEC rules and regulations and applicable Canadian securities laws. See Item 10, “Directors, Executive Officers, and Corporate Governance—Directors and Executive Officers” in this Annual Report. Each member of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee also meet such independence standards, and in the case of Audit Committee members, the additional independence requirements of Rule 10A-3 of the Exchange Act. See Item 10, “Directors, Executive Officers, and Corporate Governance—Committees of the Board” in this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for professional services rendered by KPMG for the fiscal years ended December 31, 2024 and PwC for the fiscal years ended 2023, respectively.

	Aggregate Amount Billed ($)
	2024	2023
Audit Fees (1)	1,641,727	1,212,754
Audit-related fees (2)	20,100	43,779
All other fees (3)	6,087	_
Total	1,667,914	1,256,533
(1)
Audit fees include fees for professional services provided by KPMG and PwC in connection with the audit of our consolidated financial statements, review of our quarterly financial statements, and related services.
(2)
Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit and other U.S. securities rules and regulations, including consents, comfort letters and other attestation services.
(3)
All other fees consisted of fees for software services.

Our Audit Committee pre-approves all audit and permitted non-audit and tax services provided by independent registered public accounting firms. Pre-approval is detailed as to the particular service and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services performed to date. All of the services relating to the fees described in the table were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1)
Financial Statements. See list of Financial Statements, which appears on page 79 of the 2024 Form 10-K previously filed on March 13, 2025.
(2)
All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements for notes included in the 2024 Form 10-K previously filed on March 13, 2025.
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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company Annual Report on Form 10-K filed on March 13, 2024) + ^

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

10.13

Membership Interest Purchase Agreement by and among Village Farms International, Inc. Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K/A filed on March 13, 2022).^

10.14

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021). ^

10.15

Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on November 19, 2021) ^

10.16

First Amendment to Unanimous Shareholder Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated December 21, 2022 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).

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

10.23

Employment Agreement, dated as of October 20, 2023, by and between Orville Bovenschen and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).+

10.24

Employment Agreement dated as of June 25, 2024, by and between Ann Gillin Lefever and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 28, 2024).+

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company Annual Report on Form 10-K filed on March 13, 2024).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG, LLP

23.2*	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

24.1*	Powers of Attorney (included on signature page to Annual Report on Form 10-K filed on March 13, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 1 to the 2024 Form 10-K).

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of the Amendment No. 1 to the 2024 Form 10-K).

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company Annual Report on Form 10-K filed on March 13, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as inline XBRL and contained in Exhibit 101

* Previously filed as an exhibit to the 2024 Form 10-K filed on March 13, 2025.

+ Indicates management contract or compensatory plan.

^ Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April 2025.

Village Farms International, Inc.

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 25, 2025.

Signature	Title

/s/ Michael A. DeGiglio Michael A. DeGiglio	Chief Executive Officer and Director (Principal Executive Officer)

* Stephen C. Ruffini	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

* John R. McLernon	Director, Chair

* John P. Henry	Director

* David Holewinski	Director

* Christopher C. Woodward	Director
* Carolyn Hauger	Director
* Kathleen M. Mahoney	Director

By:	/s/ Michael A. DeGiglio
	Name:	Michael A. DeGiglio
	Title:	Attorney-in-fact