Form 10-Q
period 2025-03-31
Village Farms International, Inc.
filed 2025-05-12
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2025

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	VFF	The Nasdaq Stock Market LLC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐ Not Applicable ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2025, 112,337,049 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, taxes, plans and objectives of or involving the Company. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the limited operational history of the Delta RNG Project in our energy segment and Leli Holland B.V. ("Leli"); the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under Leli; potential inability to remain listed on the Nasdaq Capital Market (“Nasdaq”) if we do not regain compliance with Nasdaq’s minimum bid price requirement by October 13, 2025; risks relating to maintaining an active, liquid and orderly trading market for Common Shares as a result of the Company’s potential inability to regain compliance with the Nasdaq Stock Market’s listing rules; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$15,125	$24,631
Trade receivables, net	34,954	33,665
Inventories, net	51,459	53,137
Other receivables	38	327
Prepaid expenses and deposits	3,298	4,259
Total current assets	104,874	116,019
Non-current assets
Property, plant and equipment, net	189,813	190,263
Investments	2,656	2,656
Goodwill	42,368	42,315
Intangibles, net	24,474	25,105
Deferred tax asset	918	1,005
Right-of-use assets	9,213	9,765
Other assets	2,788	2,178
Total assets	$377,104	$389,306
LIABILITIES
Current liabilities
Line of credit	$5,000	$4,000
Trade payables	15,305	24,499
Current maturities of long-term debt	4,819	8,142
Accrued sales taxes	8,392	8,740
Accrued loyalty program	763	1,029
Accrued liabilities	15,034	12,208
Lease liabilities - current	2,552	2,497
Income tax payable	1,673	51
Other current liabilities	1,023	1,053
Total current liabilities	54,561	62,219
Non-current liabilities
Long-term debt	34,384	32,420
Deferred tax liability	19,213	19,940
Lease liabilities - non-current	7,932	8,573
Other liabilities	3,061	2,196
Total liabilities	119,151	125,348
MEZZANINE EQUITY
Redeemable non-controlling interest	9,616	9,953
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 112,337,049 shares issued and outstanding at March 31, 2025 and 112,337,049 shares issued and outstanding at December 31, 2024.	387,349	387,349
Additional paid in capital	30,749	30,604
Accumulated other comprehensive loss	(18,042)	(18,932)
Retained earnings	(151,719)	(145,016)
Total shareholders’ equity	248,337	254,005
Total liabilities, mezzanine equity and shareholders’ equity	$377,104	$389,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$77,074	$78,077
Cost of sales	(65,734)	(62,564)
Gross profit	11,340	15,513
Selling, general and administrative expenses	(16,779)	(16,387)
Interest expense	(706)	(917)
Interest income	75	206
Foreign exchange loss	(84)	(878)
Other income	22	104
Loss before taxes	(6,132)	(2,359)
Provision for income taxes	(983)	(320)
Loss including non-controlling interests	(7,115)	(2,679)
Less: net loss (income) attributable to non-controlling interests, net of tax	412	(173)
Net loss attributable to Village Farms International, Inc. shareholders	$(6,703)	$(2,852)
Basic loss per share attributable to Village Farms International, Inc. shareholders	$(0.06)	$(0.03)
Diluted loss per share attributable to Village Farms International, Inc. shareholders	$(0.06)	$(0.03)
Weighted average number of common shares used in the computation of net loss per share (in thousands):
Basic	112,337	110,249
Diluted	112,337	110,249
Loss including non-controlling interests	$(7,115)	$(2,679)
Other comprehensive income (loss):
Foreign currency translation adjustment	965	(4,251)
Comprehensive loss including non-controlling interests	(6,150)	(6,930)
Comprehensive (income) loss attributable to non-controlling interests	339	115
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(5,811)	$(6,815)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2025
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) gain	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance December 31, 2024	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$254,005	$9,953
Share-based compensation		—	145	—	—	145	—
Cumulative translation adjustment	—	—	—	890	—	890	75
Net loss income	—	—	—	—	(6,703)	(6,703)	(412)
Balance at March 31, 2025	112,337	$387,349	$30,749	$(18,042)	$(151,719)	$248,337	$9,616

	Three Months Ended March 31, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at December 31, 2023 as previously reported	110,249	$386,719	$25,611	$(3,540)	$(106,165)	$649	$303,274	$15,667
Adjustments	—	-	-	-	(3,000)	-	(3,000)	—
Balance at December 31, 2023	110,249	386,719	25,611	(3,540)	(109,165)	649	300,274	15,667
Share-based compensation	—	—	405	—	—	—	405	—
Cumulative translation adjustment	—	—	—	(3,963)	—	(21)	(3,984)	(267)
Net (loss) income	—	—	—	—	(2,852)	(54)	(2,906)	227
Balance at March 31, 2024	110,249	$386,719	$26,016	$(7,503)	$(112,017)	$574	$293,789	$15,627

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Loss including non-controlling interests	$(7,115)	$(2,679)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	4,973	4,558
Amortization of deferred charges	—	10
Interest expense	706	917
Interest paid on long-term debt	(794)	(1,062)
Unrealized foreign exchange loss	49	130
Non-cash lease expense	532	631
Share-based compensation	145	405
Deferred income taxes	(663)	330
Changes in non-cash working capital items	(4,209)	(3,290)
Net cash used in operating activities	(6,376)	(50)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,539)	(1,876)
Issuance of note receivable	(300)	—
Net cash used in investing activities	(2,839)	(1,876)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	1,000	—
Repayments on borrowings	(1,384)	(1,442)
Net cash used in financing activities	(384)	(1,442)
Effect of exchange rate changes on cash and cash equivalents	93	(238)
Net decrease in cash, cash equivalents and restricted cash	(9,506)	(3,606)
Cash, cash equivalents and restricted cash, beginning of period	24,631	35,291
Cash, cash equivalents and restricted cash, end of period	$15,125	$31,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of March 31, 2025 were Village Farms Canada Limited Partnership, Village Farms, L.P.(together, “Village Farms Fresh” or “VF Fresh”), Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”) and VF Clean Energy, Inc. (“VFCE”) and Leli Holland B. V. (“Leli”). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”. On October 18, 2024, the Company received notification from Nasdaq that it is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq (Nasdaq Listing Rule 5550(a)(2)) (the “Minimum Bid Requirement”) as the bid price for the Company’s common shares (the “Common Shares”) closed below US$1.00 from September 6, 2024 to October 17, 2024. Pursuant to this notification, the Company had an initial 180-calendar day period to regain compliance with the Minimum Bid Requirement which ended on April 16, 2025.

On April 17, 2025, the Company received notification from Nasdaq that the Company’s did not regain compliance with the Minimum Bid Requirement during the initial 180-calendar day period. Following this notification, on April 21, 2025, the Company requested, and Nasdaq approved, a 180-calendar day extension (the "Extension") to regain compliance with the Minimum Bid Requirement.

As a result of the Extension, the Company now has until October 13, 2025 (the “New Compliance Period”) to regain compliance with the Minimum Bid Requirement. The Extension has no immediate effect on the listing of the Common Shares on the Nasdaq Capital Market. During the New Compliance Period, the Common Shares will continue to trade on the Nasdaq Capital Market. If at any time before the end of the New Compliance Period, the bid price of the Common Shares closes at or above US$1.00 per share for a minimum of 10 consecutive business days, it is expected that Nasdaq would notify the Company that it has regained compliance with the Minimum Bid Requirement.

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

VFF owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia and Texas, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers. Its wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 80% ownership interest of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, Leli, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated statement of financial position as of December 31, 2024 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 contained in the Company’s 2024 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed consolidated financial statements are adequate to make the information not misleading.

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

Revision of Prior-Period Condensed Consolidated Financial Statements

In connection with the preparation of our 2024 consolidated financial statements, the Company identified an immaterial misstatement in its estimate of its deferred tax asset valuation allowance as of December 31, 2023. As a result, retained earnings as of December 31, 2023 decreased by $3,000, reflecting the correction of this item. Our revision had no impact to the Company’s consolidated statement of cash flows. Additionally, our revision had no impact to the Company’s segment profit measures, compliance with debt covenants, or performance metrics used in the calculation of executive compensation as the impacted line items are excluded from these calculations. We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

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

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadians dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars is shown below:

	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Spot rate	0.6966	0.7383	0.6957
Three-month period ended	0.6965	0.7417	N/A

General Economic, Regulatory and Market Conditions

The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including inflationary effects on fuel prices, labor and materials costs, elevated interest rates, tariffs, potential recessionary impacts and supply chain disruptions that could negatively affect demand for new projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

Recent Accounting Pronouncements

No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2025	December 31, 2024
Cannabis:
Raw materials	$7,888	$6,372
Work-in-progress	10,727	7,052
Finished goods	17,105	21,872
Packaging	3,380	3,100
Produce:
Crop inventory	11,606	13,543
Purchased produce inventory	753	1,198
Inventory	$51,459	$53,137

3. REVENUES

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

The following table disaggregates the Company’s net revenue by major source for the three months ended:

Classification	March 31, 2025	March 31, 2024
Cannabis:
Branded (1)	$22,761	$29,020
Non-Branded	6,279	6,478
International	5,388	1,499
Other	409	449
U.S. Cannabis	3,904	4,537
Netherlands Cannabis	486	0
Produce	37,421	36,094
Clean Energy	426	—
Total Revenue	$77,074	$78,077
(1)
Branded revenues are shown net of excise tax on products. For the three months ended March 31, 2025 and 2024 excise tax on products was $13,947 and $19,703, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	March 31, 2025	December 31, 2024
Land	$13,823	$13,771
Leasehold and land improvements	11,344	11,107
Buildings	206,999	206,794
Machinery and equipment	88,020	85,552
Construction in progress	10,982	11,147
Less: Accumulated depreciation	(141,355)	(138,108)
Property, plant and equipment, net	$189,813	$190,263

Depreciation expense on property, plant and equipment, was $3,517 and $3,728 for the three months ended March 31, 2025 and 2024, respectively.

Capitalized interest was $188 and $287 for the three months ended March 31, 2025 and 2024, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025:

Cannabis - Canada
Balance as of December 31, 2024	$42,315
Foreign currency translation adjustment	53
Balance as of March 31, 2025	$42,368

Intangible Assets

Intangible assets consisted of the following as of:

Classification	March 31, 2025	December 31, 2024
Licenses	$17,456	$17,196
Brand and trademarks*	3,274	12,520
Customer relationships	12,546	12,530
Computer software	963	2,029
Other*	144	144
Less: Accumulated amortization	(9,909)	(10,064)
Less: Impairments*	—	(9,250)
Intangibles, net	$24,474	$25,105

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of March 31, 2025 was as follows:

Fiscal period
Remainder of 2025	$2,250
2026	3,050
2027	3,050
2028	1,795
2029	1,794
Thereafter	9,117
Intangibles, net	$21,056

Amortization expense for intangibles for the three months ended March 31, 2025 and 2024 were $794 and $830, respectively.

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the three months ended March 31, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments.

At March 31, 2025 and 2024, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	March 31, 2025	December 31, 2024
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (7.87% at March 31, 2025); matures May 3, 2027	$20,329	$20,821
Term Loan - ("Pure Sunfarms Non-Revolving Facility") - C$19.0M - Canadian prime interest rate plus an applicable margin (6.95% as of March 31, 2025), repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026	5,921	6,262
Term loan - ("Pure Sunfarms Term Loan") - C$25.0M - Canadian prime interest rate plus an applicable margin (6.95% as of March 31, 2025), repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026	10,014	10,436
Term Loan - (Pure Sunfarms "BDC Facility") - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at Canadian prime interest rate plus an applicable margin (8.70% at March 31, 2025), matures December 31, 2031	2,939	3,043
Total	$39,203	$40,562
Less current maturities	4,819	8,142
Total long-term debt	$34,384	$32,420

As collateral for the FCC Term Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of March 31, 2025 and December 31, 2024 was $69,613 and $77,682, respectively.

On April 10, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Farm Credit Canada (“FCC”) as the lender, which amended and restated the terms of the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) provides more favorable financial covenants.

As of March 31, 2025, the PSF Non-Revolving Facility was secured by the Delta 2 and Delta 3 greenhouse facilities and contained customary financial and restrictive covenants.

The Company has a revolving line of credit agreement with a Canadian chartered bank (the "Operating Loan") maturing May 2027. The Operating Loan can be drawn in advances of up to C$10,000, had an outstanding balance of $5,000 and $4,000 drawn on the facility as of March 31, 2025 and December 31, 2024, respectively, and future availability of $2,588 on March 31, 2025. Interest under the Operating Loan is payable at the Canadian prime rate plus an applicable margin per annum (7.87% at March 31, 2025), payable monthly.

The carrying value of the assets pledged as collateral for the Operating Loan as of March 31, 2025 and December 31, 2024 was $23,755 and $27,136, respectively.

As of March 31, 2025, Pure Sunfarms had a revolving line of credit (the “PSF Revolving Line of Credit”) with a Canadian chartered bank. The PSF Revolving Line of Credit could be drawn for advances of up to C$15,000 and had an outstanding balance of C$0 as of March 31, 2025 and December 31, 2024. Interest under the PSF Revolving Line of Credit was payable at the Canadian prime rate plus an applicable margin per annum (6.95% at March 31, 2025), payable monthly. As described below, on April 17, 2025, Pure Sunfarms replaced the Pure Sunfarms Loans and the PSF Revolving Line of Credit with the Pure Sunfarms Secured Credit Facilities (as defined below).

The Company was required to comply with financial covenants, measured either quarterly or annually depending on the covenant. The Company was in compliance with all its covenants as of March 31, 2025.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The weighted average annual interest rate on short-term borrowings as of March 31, 2025 and December 31, 2024 was 7.81% and 9.44%, respectively.

Accrued interest payable on all long-term debt as of March 31, 2025 and December 31, 2024 was $353 and $271, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of a maximum C$10.0 million revolving credit facility (the "Pure Sunfarms Revolving Credit Facility"), and a C$27.4 million term loan facility (the "Pure Sunfarms Term Loan Facility", and collectively with the Pure Sunfarms Revolving Credit Facility, the "Pure Sunfarms Secured Credit Facilities"). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. The Pure Sunfarms Secured Credit Facilities were used to replace, and repay remaining outstanding balances on, the Company's (i) Pure Sunfarms Term Loan, (ii) the Pure Sunfarms Non-Revolving Facility, (iii) the BDC Facility, and (iv) the PSF Revolving Line of Credit. The credit and guarantee agreements related to the Pure Sunfarms Loan, the Pure Sunfarms Non-Revolving Credit Facility, the BDC Facility, and the PSF Revolving Line of Credit were terminated.

The Pure Sunfarms Secured Credit Facilities can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility will be repayable, on a quarterly basis, in an amount equal to C$1.0 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2028.

The loans under the Pure Sunfarms Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (a) the Canadian Prime Rate plus the applicable margin, or (b) the Canadian Overnight Repo Rate Average plus the applicable margin. The applicable margin for the Pure Sunfarms Secured Credit Facility is determined based upon the leverage ratio.

The Pure Sunfarms Secured Credit Facilities also contain customary covenants, customary representations and warranties, affirmative covenants, financial covenants and events of default.

In accordance with ASC 470-10-45, Debt, Other Presentation Matters, because the Pure Sunfarms Secured Credit Facilities were issued subsequent to the balance sheet date of March 31, 2025, and because a portion of the Pure Sunfarms Secured Credit Facilities proceeds were used to pay off the Pure Sunfarms Term Loans and the BDC Facility, the Company reclassified the short-term portion of the of the Pure Sunfarms Term Loan, the Pure Sunfarms Non-Revolving Facility, and the BDC Facility on the balance sheet as of March 31, 2025 to long-term, except for the C$4.0 million ($2.9 million as of March 31, 2025) in current-maturities of long-term debt (which represents payments due in the next 12 months under the Pure Sunfarms Secured Credit Facilities).

The aggregate annual principal maturities of long-term debt for the remainder of 2025 and thereafter are as follows:

Remainder of 2025	$3,631
2026	4,754
2027	19,673
2028	11,145
Total	$39,203

7. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At March 31, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, and note payables. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at March 31, 2025 and December 31, 2024, other than the minority investments. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2025 or March 31, 2024.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the three months ended March 31, 2025, the Company paid C$36 and for the three months ended March 31, 2024 the Company paid C$39 to lease this office space.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $36 in salary and benefits during the three months ended March 31, 2025 and $30 in salary and benefits during the three months ended March 31, 2024.

9. INCOME TAXES

The Company has recorded a provision for income taxes of $983 for the three months ended March 31, 2025, compared with a provision for income taxes of $320 for the same period last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $50,832 as of March 31, 2025 and $48,561 as of December 31, 2024. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of March 31, 2025, the Company’s net deferred tax assets totaled $918 and were primarily derived from a tax planning strategy to utilize a portion of its existing net operating loss carryforwards.

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. In the fourth quarter of 2024, the Company determined that Leli had met the quantitative threshold to be a reportable segment. In addition, during the fourth quarter of 2024, the chief operating decision-maker (“CODM”) changed the segment profit measure to operating income or loss from gross margin. We believe that segment operating (loss) income is a more useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain expenses that directly arise from non-operating activities (other income/expense), financing decisions (interest), and tax strategies (income taxes). These changes have been applied to all periods presented.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in five reportable segments: Produce, Cannabis-Canada, Cannabis-U.S., Clean Energy, and Cannabis - Netherlands (previously Leli).The Produce segment produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications across the United States. The Clean Energy business receives a royalty representing a portion of the natural gas that is sold to one customer pursuant to its long-term contract. The Cannabis - Netherlands segment produces and supplies cannabis products in the Netherlands, supplying designated coffee shops.

The accounting policies of the segments are the same as those described in the summary of business, basis of presentation and significant accounting policies. The Company evaluates performance for all of its reportable segments based on segment operating (loss) income from operations.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

For all of its reportable segments, the CODM uses segment operating (loss) income to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the (loss) income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment (loss) income to assess the performance for each segment by comparing the results with one another.

The following tables reflect the reconciliation of segment revenue, measures of a segments profit or loss, and significant segment expenses reconciled to the consolidated loss before income taxes:

	For the Three Months Ended March 31, 2025
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$37,421	$34,837	$3,904	$426	$486	$77,074
Cost of sales	(41,703)	(22,362)	(1,311)	(73)	(285)	(65,734)
Selling, general and administrative expenses	(2,875)	(8,762)	(2,535)	(28)	(439)	(14,639)
Segment operating (loss) income	$(7,157)	$3,713	$58	$325	$(238)	$(3,299)
Reconciliation of segment operating (loss) income to net loss before taxes
Other expense, net (2)						(693)
Other corporate expenses (3)						(2,140)
Loss before taxes						$(6,132)

	For the Three Months Ended March 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$36,094	$37,446	$4,537	$—	$—	$78,077
Cost of sales	(32,784)	(27,938)	(1,842)	—	—	(62,564)
Selling, general and administrative expenses	(2,693)	(7,704)	(3,406)	(20)	(363)	(14,186)
Segment operating income (loss)	$617	$1,804	$(711)	$(20)	$(363)	$1,327
Reconciliation of segment operating (loss) income to net loss before taxes
Other expense, net (2)						(1,485)
Other corporate expenses (3)						(2,201)
Loss before taxes						$(2,359)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other income (expense), net is comprised of interest expense, interest income, foreign exchange (loss) gain, other income (expense).
(3)
Other corporate expenses are comprised of expenses related to centralized corporate functions such as accounting, treasury, information technology, legal, human services, and internal audit expenses.

The following tables summarizes our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Three Months Ended March 31, 2025
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	—	51	—	—	—	51	24	75
Interest expense	515	191	—	—	—	706	—	706
Depreciation and amortization	1,991	2,574	49	—	315	4,929	44	4,973
Share based compensation	13	41	7	—	—	61	84	145
Other significant noncash items:
Non-cash lease expense	375	21	136	—	—	532	—	532
Expenditures for segment assets	1,307	1,058	8	—	166	2,539	—	2,539

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	2	50	—	—	—	52	154	206
Interest expense	572	345	—	—	—	917	—	917
Depreciation and amortization	1,334	2,796	54	—	314	4,498	60	4,558
Share based compensation	—	55	42	—	—	97	308	405
Other significant noncash items:
Non-cash lease expense	470	22	139	—	—	631	—	631
Expenditures for segment assets	1,063	82	4	—	727	1,876	—	1,876

The following tables summarizes our total assets by reportable segment:

	March 31, 2025	December 31, 2024
Assets
Produce	$86,538	$97,332
Cannabis - Canada	264,463	266,433
Cannabis - United States	6,662	6,728
Clean Energy	523	360
Cannabis - Netherlands	12,109	11,093
Total assets for reportable segments	$370,295	$381,946
Corporate	6,809	7,360
Consolidated total	$377,104	$389,306

The Company’s primary operations are in the United States and Canada. The following tables summarizes our assets by geographic location:

Total assets	March 31, 2025	December 31, 2024
United States	$73,492	$87,894
Canada	291,503	290,319
Netherlands	12,109	11,093
	$377,104	$389,306

Long-lived assets	March 31, 2025	December 31, 2024
United States	$43,115	$43,686
Canada	218,625	219,735
Netherlands	10,490	9,866
	$272,230	$273,287

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

11. LOSS PER SHARE

Basic and diluted net loss per common share is calculated as follows:

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to Village Farms International, Inc. shareholders	$(6,703)	$(2,852)
Denominator:
Weighted average number of common shares - basic	112,337	110,249
Effect of dilutive securities- share-based employee options and awards	—	—
Weighted average number of common shares - diluted	112,337	110,249
Antidilutive options and awards	6,692	6,572
Net loss per ordinary share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

12. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense was $145 and $405 for the three months ended March 31, 2025 and 2024, respectively.

Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,518,409	$3.44	6.79	$90
Granted	225,000	$0.63	5.00	$—
Forfeited/expired	(51,333)	$3.22
Outstanding at March 31, 2025	6,692,076	$3.36	6.50	$2
Exercisable at March 31, 2025	4,693,932	$4.39	6.02	$1

Restricted shares activity for the three months ended March 31, 2025 was as follows:

	Number of Restricted Stock Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	700,860	$0.17
Granted	—	—
Vested and Issued	—	—
Outstanding at March 31, 2025	700,860	$0.17
Exercisable at March 31, 2025	—	$-

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

13. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
Trade receivables	$(3,589)	$(7,095)
Inventories	1,494	3,216
Lease liabilities	(586)	(664)
Other receivables	4	(1)
Prepaid expenses and deposits	964	836
Trade payables	(8,789)	(2,993)
Accrued liabilities	6,555	3,431
Other assets, net of other liabilities	(262)	(20)
	$(4,209)	$(3,290)

The Company paid income taxes of $0 for the three months ended March 31, 2025 and 2024.

The Company paid interest expense of $794 and $1,062 for the three months ended March 31, 2025 and 2024, respectively.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed consolidated financial statements were available to be issued.

On April 10, 2025, the Company entered into the A&R Credit Agreement with FCC as the lender, which amended and restated the terms of the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) provides more favorable financial covenants.

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of the Pure Sunfarms Secured Credit Facilities (Note 6). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. The Pure Sunfarms Secured Credit Facilities were used to replace, and repay remaining outstanding balances on, the Company's (i) Pure Sunfarms Term Loan, (ii) the Pure Sunfarms Non-Revolving Credit Facility, (iii) the BDC Facility, (iv) and the PSF Revolving Line of Credit. The credit and guarantee agreements related to the Pure Sunfarms Loan, the Pure Sunfarms Non-Revolving Credit Facility, the BDC Facility, and the PSF Revolving Line of Credit were terminated.

On April 22, 2025, the Company received a favorable settlement of approximately $4.4 million, net of transaction costs, relating to the partial recovery of historical operational losses due to the Tomato Brown Rugose Fruit Virus infestation.

On May 12, 2025, the Company entered into a definitive framework agreement with a newly-formed holding company (“Vanguard”), backed by private investment firms, to privatize certain assets and operations of its Fresh Produce segment. The transaction will create a new, privately held joint venture with Village Farms as a minority owner. Village Farms is expected to receive $40 million in cash proceeds, as well as a 37.9% equity ownership interest in Vanguard upon closing of the transaction, which is expected to occur during the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K, and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), VF Clean Energy, Inc. (“VFCE”), and Leli Holland B. V. (“Leli” or “Leli Holland”).

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

In Canada, we converted two produce facilities to grow cannabis for the Canadian legal adult use (recreational) market. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into the top-five best-selling producer nationally and one of the few Canadian licensed producers with consistently strong operating results.

Additionally, through organic growth, exports and/or acquisitions, we have a strategy to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for Pure Sunfarms’ 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits Pure Sunfarms to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, Pure Sunfarms commenced exports to Israel, in 2023 Pure Sunfarms began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries, and in 2025 it began exporting cannabis products to New Zealand. As a result of the typically higher margins in international medical markets, we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets.

During the fourth quarter of 2024, we completed our acquisition of Leli Holland. Through our ownership of Leli Holland, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Controlled Cannabis Supply Chain Experiment, with sales beginning in the first quarter of 2025.

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

Our intention is to use our assets, expertise and experience (across cannabis, hemp, CBD and produce ecosystems) to participate in the U.S. Cannabis market subject to compliance with applicable U.S. federal and state laws and applicable stock exchange rules.

Our Operating Segments

Canadian Cannabis Segment

Our Canadian Cannabis segment includes wholly owned Pure Sunfarms and an 80% ownership interest in Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the leading flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for cannabis growth opportunities in Canada with commercial distribution in all Canadian provinces and territories. Our long-term objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada.

Rose is one of the top-selling licensed producers of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is to garner and sustain a leading retail market share in Canada, as well as a leading exporter of medicinal cannabis, stemming from our position as a leading low-cost, high-quality cannabis producer in Canada and expand our Canadian success into growing international cannabis markets across the globe by becoming a leading exporter of medicinal cannabis.

Netherlands Cannabis Segment (Leli Holland)

Our Netherlands Cannabis operating segment is comprised of wholly owned subsidiary, Leli Holland. Through Leli, we hold one of ten licenses to cultivate and distribute recreational cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with sales commencing in February 2025.

U.S. Cannabis Segment

Our U.S. Cannabis segment includes wholly owned subsidiary, Balanced Health.

Balanced Health is one of the leading cannabinoid brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-based health and wellness products, distributing its diverse portfolio of consumer products through its top-ranked e-commerce platform, CBDistillery™.

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

Clean Energy Segment

Our Clean Energy segment is comprised of wholly owned subsidiary, VF Clean Energy Inc.

VFCE, which has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in 2024, converts VFCE’s landfill gas into high-demand renewable natural gas ("RNG") through a state-of-the-art facility. Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty.

Recent Developments and Updates

Canadian Cannabis

•
Maintained top three overall market share in Canada1 and number two position in dried flower during the first quarter despite planned reductions in sales of lower margin branded products;
•
Returned to the high end of its targeted gross margin range of 30-40% and delivered its highest quarter of adjusted EBITDA performance in three years; and
•
Subsequent to quarter end, refinanced its syndicated Pure Sunfarms Term Loans, consolidating its three previous loans into one credit facility with two of its existing lenders. The new Canadian cannabis credit facility carries a variable interest rate that is currently below 8.0 percent, reflecting a 50 basis point improvement to the previous interest rate, as well as improved financial covenants and a maturity date of February 7, 2028, replacing its previous credit facilities maturing on February 7, 2026.

1. For the first quarter of 2025. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

International Medical Cannabis (Reported Within Canadian Cannabis)

•
International sales increased 285% year-over-year in the first quarter with continued growth in shipment volumes to Australia, Germany and the United Kingdom;
•
Continue to hold leading cultivars in the German market through third-party distributors1;
•
During the first quarter, expanded international medical cannabis distribution to New Zealand through a supply agreement with Medleaf Therapeutics, an established New Zealand-based medical cannabis company with a comprehensive distribution network; and
•
The Company continues to expect that international medical export sales will triple in fiscal year 2025, as compared to fiscal year 2024.

1. Based on rankings compiled by German outlet Flowzz

Netherlands Cannabis (Leli Holland)

•
Commenced sales to Dutch coffeeshops in February 2025, consistent with the Company’s previously-disclosed timeline; and,
•
Broke ground on a Phase II indoor cultivation facility in the town of Groningen. The Phase II facility is expected to be complete in Q1 2026 and quintuple annual production capacity.

U.S. Cannabis

•
Balanced Health Botanicals' CBDistillery™ announced that its full range of hemp-derived gummies are now manufactured in-house at its GMP-certified facility south of Denver, Colorado. Internalization of manufacturing is expected to enable greater innovation, operational flexibility, and inventory control in the future; and,
•
The Company's application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure and comply with all applicable regulatory requirements.

VF Fresh (Produce)

•
Subsequent to quarter end, announced a transformative transaction to privatize certain assets and operations of its Fresh Produce segment. Under the terms of the agreement, the Company will privatize Produce segment operations, including its Marfa II and Fort Davis greenhouses, and all of its produce distribution centers, through a series of asset and lease transfers, for total consideration of $40 million and a 37.9% equity ownership interest in Vanguard Food LP, a new, private-equity-backed joint venture with private investment firms including Sweat Equities.
•
Vanguard is expected to be backstopped by additional capital commitments to execute a M&A roll-up strategy of other produce brands and assets in North America. The transaction is expected to close during the second quarter of 2025.
•
Village Farms will retain ownership of all its Canadian greenhouse assets, and Texas-based Marfa I and Monahans greenhouse assets for potential future cannabis market optionality.

Corporate

•
Appointed Yvonne Trupiano, who has led human resources functions for public and private companies across various industries and sizes, with the majority of her career at Fortune 500 global companies, as Executive Vice President and Global Chief Human Resources Officer;
•
Subsequent to quarter end, the Nasdaq approved the Company’s request for a 180-calendar day extension (the “Extension”) to regain compliance with the minimum closing bid price of US$1.00 per share listing requirement (NASDAQ Listing Rule 5550(a)(2). As a result of the Extension, the Company now has until October 13, 2025 to regain compliance with the Minimum Bid Requirement; and
•
Subsequent to quarter end, the Company amended its loan with Farm Credit Canada (“FCC Loan”) to among other things, replace the fixed charge ratio covenant with a more favorable liquidity coverage ratio covenant. This amendment was a result of the Company’s considerable expansion and growth of Village Farms’ business since entering into the original credit agreement in 2013, as well a recognition of the Company’s stronger strategic focus on its growing cannabis business.

Presentation of Financial Results

Our consolidated results of operations for the three months ended March 31, 2025 and 2024 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership interest in Rose LifeScience through March 31, 2024, our 80% ownership interest in Rose LifeScience beginning on April 1, 2024, our 85% ownership interest in Leli through September 22, 2024, and our 100% ownership interest in Leli beginning on September 23, 2024.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2025, March 31, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Spot rate	0.6966	0.7383	0.6957
Three-month period ended	0.6965	0.7417	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended March 31,
	2025	2024
Sales	$77,074	$78,077
Cost of sales	(65,734)	(62,564)
Gross profit	11,340	15,513
Selling, general and administrative expenses	(16,779)	(16,387)
Interest expense	(706)	(917)
Interest income	75	206
Foreign exchange loss	(84)	(878)
Other income	22	104
Loss before taxes	(6,132)	(2,359)
Provision for income taxes	(983)	(320)
Loss including non-controlling interests	(7,115)	(2,679)
Less: net loss (income) attributable to non-controlling interests, net of tax	412	(173)
Net loss attributable to Village Farms International Inc. shareholders	$(6,703)	$(2,852)
Adjusted EBITDA (1)	$81	$3,591
Basic loss per share	$(0.06)	$(0.03)
Diluted loss per share	$(0.06)	$(0.03)

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

We caution that our results of operations for the three months ended March 31, 2025 and 2024 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three months ended March 31, 2025 and 2024 is included below. The consolidated results include all five of our operating segments: Produce, Canadian Cannabis, U. S. Cannabis, Cannabis Netherlands, and Clean Energy, along with public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Sales

Sales for the three months ended March 31, 2025 were $77,074 compared with $78,077 for the three months ended March 31, 2024. The decrease of $1,003, or 1%, was primarily due to a decrease in Canadian Cannabis sales of $2,609 resulting from an unfavorable impact of exchange rate fluctuations, and a decrease in U.S. Cannabis sales of $633, partially offset by an increase in VF Fresh sales of $1,327. For additional information, refer to “Segmented Results of Operations” below.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 were $65,734 compared with $62,564 for the three months ended March 31, 2024. The increase of $3,170, or 5%, was primarily due to an increase in VF Fresh cost of sales of $8,919, partially offset by a decrease in both Canadian Cannabis cost of sales of $5,576 and U.S. Cannabis cost of sales of $531. For additional information, refer to “Segmented Results of Operations” below.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $11,340 compared with $15,513 for the three months ended March 31, 2024. The decrease of $4,173, or 27%, was primarily due to a decrease in gross profit at VF Fresh of $7,592, partially offset by an increase in gross profit at Canadian Cannabis of $2,967. For additional information, refer to “Segmented Results of Operations” below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $16,779 (22% of sales) compared with $16,387 (21% of sales) for the three months ended March 31, 2024. The increase of $392, or 2%, was primarily due to an increase in operating expenses for Canadian Cannabis of $1,058 and VF Fresh of $182, partially offset by a decrease in U.S. Cannabis operating expenses of $871. For additional information, refer to “Segmented Results of Operations” below.

	For the Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses	$16,634	$15,982
Share-based compensation	145	405
Total selling, general and administrative expenses	$16,779	$16,387

Interest Expense

Interest expense for the three months ended March 31, 2025 was $706 compared with $917 for the three months ended March 31, 2024. The decrease of $211, or 23%, was due to a decrease in the overall borrowing base and a decrease in the Company's interest rates on its various debt instruments.

Interest Income

Interest income for the three months ended March 31, 2025 and was $75 compared with $206 for the three months ended March 31, 2024.

Other Income

Other income for the three months ended March 31, 2025 was $22 compared with $104 for the three months ended March 31, 2024.

Loss Before Taxes

Loss before taxes for the three months ended March 31, 2025 was ($6,132) compared with ($2,359) for the three months ended March 31, 2024. The increase of $3,773 was primarily due to the lower gross margins in VF Fresh, partially offset by the improved margins on Canadian Cannabis.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the three months ended March 31, 2025 was ($6,703) compared with ($2,852) for the three months ended March 31, 2024. The decrease of $3,851 was primarily due to lower gross margins in VF Fresh and higher selling, general, and administrative expenses in Canadian Cannabis, partially offset by the improved margins on Canadian Cannabis.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2025 was $81 compared with $3,591 for the three months ended March 31, 2024. The change was mainly driven by decreased profitability of VF Fresh offset by improved margins on Canadian Cannabis. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended March 31, 2025
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$37,421	$34,837	$3,904	$426	$486	$—	$77,074
Cost of sales	(41,703)	(22,362)	(1,311)	(73)	(285)	—	(65,734)
Selling, general and administrative expenses	(2,875)	(8,762)	(2,535)	(28)	(439)	(2,140)	(16,779)
Other (expense) income, net	(531)	(202)	—	—	—	40	(693)
Operating (loss) income	(7,688)	3,511	58	325	(238)	(2,100)	(6,132)
Provision for income taxes	(69)	(891)	—	—	(4)	(19)	(983)
(Loss) income from consolidated entities	(7,757)	2,620	58	325	(242)	(2,119)	(7,115)
Less: net loss attributable to non-controlling interests, net of tax	—	412	—	—	—	—	412
Net (loss) income	$(7,757)	$3,032	$58	$325	$(242)	$(2,119)	$(6,703)
Adjusted EBITDA (1)	$(5,122)	$6,698	$114	$325	$77	$(2,011)	$81
Basic (loss) income per share	$(0.07)	$0.03	$0.00	$0.00	$(0.00)	$(0.02)	$(0.06)
Diluted (loss) income per share	$(0.07)	$0.03	$0.00	$0.00	$(0.00)	$(0.02)	$(0.06)

	For The Three Months Ended March 31, 2024
	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$36,094	$37,446	$4,537	$—	$—	$—	$78,077
Cost of sales	(32,784)	(27,938)	(1,842)	—	—	—	(62,564)
Selling, general and administrative expenses	(2,693)	(7,704)	(3,406)	(20)	(363)	(2,201)	(16,387)
Other expense, net	(503)	(401)	—	—	—	(581)	(1,485)
Operating income (loss)	114	1,403	(711)	(20)	(363)	(2,782)	(2,359)
(Provision for) recovery of income taxes	—	(329)	—	—	—	9	(320)
Income (loss) from consolidated entities	114	1,074	(711)	(20)	(363)	(2,773)	(2,679)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(227)	—	—	54	—	(173)
Net income (loss)	$114	$847	$(711)	$(20)	$(309)	$(2,773)	$(2,852)
Adjusted EBITDA (1)	$2,028	$4,073	$(615)	$(20)	$(42)	$(1,833)	$3,591
Basic income (loss) per share	$0.00	$0.01	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.03)
Diluted income (loss) per share	$0.00	$0.01	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.03)

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

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and our interest in Rose LifeScience for the three months ended March 31, 2025 and 2024. Beginning on April 1, 2024, our interest in Rose LifeScience increased from 70% to 80%, which is reflected in the results presented below.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Sales

Canadian Cannabis net sales for the three months ended March 31, 2025 were $34,837 compared with $37,446 for the three months ended March 31, 2024. The decrease of $2,609, or 7%, was primarily driven by unfavorable exchange rate fluctuations of approximately $2,258 and a decrease in net branded sales, reflecting a planned shift away from value-based product offerings, which was partially offset by an increase in international sales of 259%, primarily driven by continued strength in export volumes to Germany.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the three months ended March 31, 2025, the Company incurred excise duties of $13,937 (C$20,016), or 38% of gross branded sales, compared with $19,703 (C$26,565), or 40% of gross branded sales, for the three months ended March 31, 2024. The decrease of $5,766 (C$6,259), or 29%, was due to a decrease in kilograms sold in the branded channel and the impact of exchange rate fluctuations. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the three months ended March 31, 2025, 65% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 77% for the three months ended March 31, 2024. Non-branded, international, and other sales accounted for 35% of Canadian Cannabis net sales for the three months ended March 31, 2025, as compared with 23% for the three months ended March 31, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024. Excluding pre-roll formats, the average net selling price of branded flower increased by 11% in 2025 due to a lower ratio of sales for our value brand Fraser Valley Weed Co. The net average selling price of bulk non-branded flower increased by 33% and bulk trim increased by 43% in 2025, largely due to an increase in the market price, as well as a reduced need to move aged flower inventory compared to 2024.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Branded sales	$36,698	$48,723
Non-branded sales	6,279	6,478
International sales	5,388	1,499
Other	409	449
Less: excise taxes	(13,937)	(19,703)
Net Sales	$34,837	$37,446

	For the Three Months Ended March 31,
(in thousands of Canadian dollars)	2025	2024
Branded sales	$52,685	$65,692
Non-branded sales	9,009	8,734
International sales	7,735	2,021
Other	587	617
Less: excise taxes	(20,016)	(26,565)
Net Sales	$50,000	$50,499

Cost of Sales

Canadian Cannabis cost of sales for the three months ended March 31, 2025 was $22,362 compared with $27,938 for the three months ended March 31, 2024. The decrease of $5,576, or 20%, was primarily due to a decrease in volume (kilograms) packaged and sold of our branded and non-branded products and the impact of exchange rate fluctuations.

Gross Profit

Canadian Cannabis gross profit for the three months ended March 31, 2025 was $12,475, a 31% increase compared to $9,508 for the three months ended March 31, 2024. Canadian Cannabis gross margin for the three months ended March 31, 2025 was 36% compared with 25% for the three months ended March 31, 2024. The increase in gross margin was due to higher sales volume of international and non-brand flower, as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended March 31, 2025 were $8,762, or 25%, of sales compared with $7,704, or 21%, of sales for the three months ended March 31, 2024. The increase of $1,058 was primarily due to higher commercial and marketing expenses and incremental integration costs.

Net Income

Canadian Cannabis net income for the three months ended March 31, 2025 was $3,032 compared with net income of $847 for the three months ended March 31, 2024. The increase in net income was primarily due to the improved margins, partially offset by an increase in the tax provision expense of $562 and an increase in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended March 31, 2025 was $6,698 compared with $4,073 for the three months ended March 31, 2024. The increase of $2,695, or 64%, between periods was primarily due to improved margins in the Canadian Cannabis segment. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U.S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three months ended March 31, 2025 and 2024, U.S. Cannabis financial results are based on the results of Balanced Health.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Sales

U.S. Cannabis net sales for the three months ended March 31, 2025 was $3,904 compared with $4,537 for the three months ended March 31, 2024. The decrease of $633, or 14%, was primarily due to new restrictions on CBD sales in an additional eight states beginning July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended March 31, 2025 was $1,311 compared with $1,842 for the three months ended March 31, 2024. The decrease of $531, or 29%, was primarily due to cost efficiencies from the internalization of our gummy manufacturing and lower sales.

Gross Profit

U.S Cannabis gross profit for the three months ended March 31, 2025 decreased $102, or 4%, to $2,593, or a 66% gross margin, compared with $2,695, or a 59% gross margin, for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended March 31, 2025 were $2,535 compared with $3,406 for the three months ended March 31, 2024. The decrease of $871, or 26%, is due to more efficient marketing and brand spending and contract renegotiation.

Net Income (Loss)

U.S. Cannabis net income for the three months ended March 31, 2025 was $58 compared with net loss of ($711) for the three months ended March 31, 2024. The increase of $769 was primarily due to the lower selling, general, and administrative expenses.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended March 31, 2025 was $114 compared with ($615) for the three months ended March 31, 2024. The improvement of $729 was primarily due to the lower selling, general, and administrative expenses. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

NETHERLANDS CANNABIS SEGMENT RESULTS

The Netherlands Cannabis segment consists of Leli Holland. Leli Holland commenced sales during the first quarter of 2025. Leli Holland was not operational during the comparable quarter of 2024 and, as a result, comparative financial performance to the prior-year quarter is not meaningful.

Sales

Net sales for the three months ended March 31, 2025 was $486.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 was $285.

Selling, General and Administrative Expenses

Selling General and Administrative Expenses for the three months ended March 31, 2025 was $439.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $201, or a 41% gross margin.

Net Loss

Net loss for the three months ended March 31, 2025 was $242.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2025 was $77.

PRODUCE SEGMENT RESULTS – VF FRESH

The produce segment, VF Fresh, consists of VFLP and VFCLP. VF Fresh’s comparative analysis are based on the consolidated results of VFLP and VFCLP for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Sales

VF Fresh sales for the three months ended March 31, 2025 were $37,421 compared with $36,094 for the three months ended March 31, 2024. The increase of $1,327, or 4%, was primarily due to a 39% increase in volume from supply partners. This was partially offset by a lower average selling price due to weaker market prices.

The average selling price for all produce sold during the three months ended March 31, 2025 compared with the three months ended March 31, 2024 was as follows: tomatoes changed (15%), peppers changed (34%), cucumbers changed (9%), and mini cucumbers changed (1%).

Cost of Sales

VF Fresh cost of sales for the three months ended March 31, 2025 increased by $8,919, or 27%, to $41,703 compared with $32,784 for the three months ended March 31, 2024. The increase was primarily due to an increase from Company-owned greenhouses of $4,306, an increase from supply partners of $3,565, and an increase in freight expense of $1,048. The increase in VF Fresh-owned greenhouses cost of sales was due to a negative impact to the overall crop resulting from dust storms that occurred in March 2025, the increase in supply partner costs were due to higher spot price contract commitments, and the increased freight costs were due to the increase in product volume.

Gross (Loss) Profit

VF Fresh gross loss for the three months ended March 31, 2025 was ($4,282) compared with a gross profit of $3,310 for the three months ended March 31, 2024. Gross margin for the three months ended March 31, 2025 was (11%) compared with 9% for the three months ended March 31, 2024. The decreases in both gross profit and gross margin percentage were due to the increase in cost of sales at the Company-owned greenhouses and lower margins on supply partner volumes, whereas during the prior year, the decreases in both gross profit and gross margin percentage were due to unfavorable market prices.

Selling, General and Administrative Expenses

VF Fresh selling, general and administrative expenses for the three months ended March 31, 2025 increased by $182, or 7%, to $2,875 (8% of sales) compared with $2,693 (7% of sales) for the three months ended March 31, 2024.

Net (Loss) Income

VF Fresh net loss for the three months ended March 31, 2025 was ($7,757) compared with a net income of $114 for the three months ended March 31, 2024. The decrease of $7,871 was primarily due to a lower gross margin.

Adjusted EBITDA

VF Fresh Adjusted EBITDA for the three months ended March 31, 2025 was ($5,122) compared with $2,028 for the three months ended March 31, 2024. The decrease of $7,150 in Adjusted EBITDA was primarily due to a lower gross margin for the reasons described above. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At March 31, 2025, cash and cash equivalents were $15,125 and working capital was $50,313, compared with cash and cash equivalents of $24,631 and working capital of $53,800 at December 31, 2024. We believe that our existing cash, cash generated from our operating activities and the availability under our Operating Loan and Pure Sunfarms Loans (each as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of March 31, 2025
Operating Loan		$7,844	$5,000
FCC Term Loan		$20,329	$20,329
Pure Sunfarms Loans		$18,874	$18,874
Pure Sunfarms Revolving Line of Credit	C$	15,000	$—

The Company is required to comply with financial covenants. At December 31, 2024, the Company was not in compliance with financial covenants related to the fixed charge coverage ratio under the FCC Term Loan (as defined below) and the PSF Term Loan (as defined below), for which the Company received waivers. The covenants were reinstated at the end of the first quarter for the PSF Term Loan and at the end of the fiscal year for the FCC Term Loan. On April 10, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with FCC as the lender, which amended and restated the FCC Term Loan. Among other things, the A&R Credit Agreement replaced the current financial covenants with more favorable financial covenants . Under the Pure Sunfarms Secured Credit Facilities entered into on April 17, 2025, the Company is also required to maintain certain financial covenants. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance of the financial covenants. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities” in our most recently filed Annual Report on Form 10-K.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2025 and December 31, 2024 was $353 and $271, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $20,329 on March 31, 2025 and $20,821 on December 31, 2024. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of March 31, 2025 and December 31, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 7.87% and 8.12% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Texas greenhouse facilities, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2025 and December 31, 2024 was $69,613 and $77,682, respectively.

On April 10, 2025, the Company entered into the A&R Credit Agreement with respect to the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) replaces the fixed charged ratio covenant with a more favorable liquidity ratio covenant.

Operating Loan

The Company has a revolving line of credit agreement with Bank of Montreal (the "Operating Loan").

On May 24, 2024, the Company entered into an amendment to the Operating Loan, which extended the maturity date of the Operating Loan to May 24, 2027.

The Operating Loan is subject to margin requirements stipulated by the lender. The Operating Loan had an outstanding balance of $5,000 and future availability of $2,844 on March 31, 2025.

As collateral for the Operating Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets pledged as collateral as of March 31, 2025 and December 31, 2024 was $23,755 and $27,136, respectively.

Pure Sunfarms Loans

As of March 31, 2025, Pure Sunfarms had a credit facility with the Business Development Bank of Canada (the "BDC Facility"), a non-revolving credit facility (the “PSF Non-Revolving Facility”) and a term loan (the “PSF Term Loan”) with two Canadian chartered banks (collectively, with the BDC Facility, the PSF Non-Revolving Facility, and the PSF Term Loan the “Pure Sunfarms Loans”). In addition, Pure Sunfarms has a revolving line of credit (the “PSF Revolving Line of Credit”) with a Canadian chartered bank. As described below, on April 17, 2025, Pure Sunfarms replaced the Pure Sunfarms Loans and the PSF Revolving Line of Credit with the Pure Sunfarms Secured Credit Facilities (as defined below).

As of March 31, 2025, the PSF Revolving Line of Credit could be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of March 31, 2025 and December 31, 2024. Interest under the PSF Revolving Line of Credit was payable at the Canadian prime rate plus an applicable margin per annum, payable monthly.

As of March 31, 2025, the PSF Non-Revolving Facility was secured by the Delta 2 and Delta 3 greenhouse facilities and contains customary financial and restrictive covenants. As of March 31, 2025, Pure Sunfarms was in compliance with these financial covenants. The outstanding amount on the PSF Non-Revolving Facility was $5,921 on March 31, 2025 and $6,262 on December 31, 2024. Interest under the PSF Non-Revolving Facility was payable at the Canadian prime rate plus an applicable margin per annum, 6.95% as of March 31, 2025, payable quarterly. Amounts outstanding under the PSF Non-Revolving Facility would have matured on February 7, 2026.

The outstanding amount on the PSF Term Loan was $10,014 on March 31, 2025 and $10,436 on December 31, 2024. Interest under the PSF Term Loan was payable at the Canadian prime rate plus an applicable margin per annum, 6.95% as of March 31, 2025, payable quarterly. The PSF Term Loan would have matured on February 7, 2026.

The outstanding amount under the BDC Facility, a demand loan included in current liabilities was $2,939 on March 31, 2025 and $3,043 on December 31, 2024. Interest under the BDC Facility was payable at an interest rate of 8.70%, payable monthly, and the amount outstanding would have matured on December 31, 2031.

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of a maximum C$10.0 million revolving credit facility (the “Pure Sunfarms Revolving Credit Facility”), and a C$27.4 million term loan facility (the “Pure Sunfarms Term Loan Facility”, and collectively with the Pure Sunfarms Revolving Credit Facility, the “Pure Sunfarms Secured Credit Facilities”). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. The Pure Sunfarms Secured Credit Facilities will be used for working capital and other general corporate purposes, and was used to replace, and repay remaining outstanding balances on, the Company’s (i) Pure Sunfarms Loans and (ii) the PSF Revolving Line of Credit. The credit and guarantee agreements related to the Pure Sunfarms Loans and the PSF Revolving Line of Credit were likewise terminated.

The Pure Sunfarms Secured Credit Facilities can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility will be repayable, on a quarterly basis, in an amount equal to C$1.0 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2028.

The loans under the Pure Sunfarms Secured Credit Facilities will accrue interest at a rate equal to, at the Company’s option, (a) the Canadian Prime Rate plus the applicable margin, or (b) the Canadian Overnight Repo Rate Average plus the applicable margin. The applicable margin for the Pure Sunfarms Secured Credit Facility is determined based upon the leverage ratio.

The Pure Sunfarms Secured Credit Facilities also contain customary covenants, customary representations and warranties, affirmative covenants, financial covenants and events of default.

Summary of Cash Flows

	For the Three Months Ended March 31,
(in Thousands)	2025	2024
Cash, beginning of period	$24,631	$35,291
Net cash flow used in:
Operating activities	(6,376)	(50)
Investing activities	(2,839)	(1,876)
Financing activities	(384)	(1,442)
Net cash decrease for the period	(9,599)	(3,368)
Effect of exchange rate changes on cash	93	(238)
Cash, end of the period	$15,125	$31,685

Operating Activities

For the three months ended March 31, 2025 and 2024, cash used in operating activities were ($6,376) and ($50), respectively. The operating activities for the three months ended March 31, 2025 consisted of ($4,209) in changes in non-cash working capital items and ($2,167) in changes before non-cash working capital items, while operating activities for the three months ended March 31, 2024 consisted of ($3,290) in changes in non-cash working capital items and $3,240 in changes before non-cash working capital items. The reduction when comparing the change in before non-cash working capital items for 2025 with 2024 was primarily due to a decrease in VF Fresh gross margin partially offset by improvements in Canadian Cannabis gross margin in 2025 compared with 2024.

Investing Activities

For the three months ended March 31, 2025 and 2024, cash used in investing activities were ($2,839) and ($1,876), respectively. The increase in investing activities for the three months ended March 31, 2025 was primarily due to capital expenditures made to support VF Fresh, Canadian Cannabis, and U.S. Cannabis operations.

Financing Activities

For the three months ended March 31, 2025 and 2024, cash used in financing activities were ($384) and ($1,442), respectively. For the three months ended March 31, 2025, cash (used in) provided by financing activities consisted of debt repayments of ($1,384) and a draw of $1,000 from the Operating Loan. For the three months ended March 31, 2024, cash flows used by financing activities consisted of debt repayments of ($1,442).

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

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net loss	$(6,703)	$(2,852)
Add:
Amortization and depreciation	4,973	4,558
Foreign currency exchange (gain) loss	(18)	775
Interest expense, net	631	711
Provision for income taxes	983	320
Share-based compensation	145	405
Deferred financing fees	—	10
Other expenses	—	(35)
Adjustments attributable to non-controlling interest	70	(301)
Adjusted EBITDA (1)	$81	$3,591

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

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended March 31, 2025
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net (loss) income	$(7,757)	$3,032	$58	$325	$(242)	$(2,119)	$(6,703)
Add:
Amortization and depreciation	1,991	2,574	49	—	315	44	4,973
Foreign currency exchange gain (loss)	48	(51)	—	—	—	(15)	(18)
Interest expense, net	514	141	—	—	—	(24)	631
Provision for income taxes	69	891	—	—	4	19	983
Share-based compensation	13	41	7	—	—	84	145
Adjustments attributable to non-controlling interest	—	70	—	—	—	—	70
Adjusted EBITDA (1)	$(5,122)	$6,698	$114	$325	$77	$(2,011)	$81

	For The Three Months Ended March 31, 2024
(in thousands of U.S. dollars)	VF Fresh (Produce)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss)	$114	$847	$(711)	$(20)	$(309)	$(2,773)	$(2,852)
Add:
Amortization and depreciation	1,334	2,796	54	—	314	60	4,558
Foreign currency exchange gain	9	31	—	—	—	735	775
Interest expense (income), net	571	294	—	—	—	(154)	711
Provision for (recovery of) income taxes	—	329	—	—	—	(9)	320
Share-based compensation	—	55	42	—	—	308	405
Deferred financing fees	—	10	—	—	—	—	10
Other expenses	—	(35)	—	—	—	—	(35)
Adjustments attributable to non-controlling interest	—	(254)	—	—	(47)	—	(301)
Adjusted EBITDA (1)	$2,028	$4,073	$(615)	$(20)	$(42)	$(1,833)	$3,591

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

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA for the three months ended March 31, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2024 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended March 31,		As Reported Change		For the Three Months Ended March 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$77,074	$78,077	$(1,003)	(1%)	$79,332	$1,255	2%
Cost of sales	(65,734)	(62,564)	(3,170)	(5%)	(67,184)	(4,620)	(7%)
Selling, general and administrative expenses	(16,779)	(16,387)	(392)	(2%)	(17,347)	(960)	(6%)
Other expense, net	(693)	(1,485)	792	53%	(706)	779	52%
Operating loss	(6,132)	(2,359)	(3,773)	(160%)	(5,904)	(3,545)	(150%)
Loss including non-controlling interests	(7,115)	(2,679)	(4,436)	(166%)	(6,945)	(4,266)	(159%)
Net loss	(6,703)	(2,852)	(3,851)	(135%)	(6,506)	(3,654)	(128%)
Adjusted EBITDA - Constant Currency (1)	81	3,591	(3,510)	98%	515	(3,076)	86%

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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the three months ended March 31, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its reporting units to be below their carrying amounts. At March 31, 2025, the carrying value of goodwill associated with our Cannabis – Canada segment was $42.4 million and the carrying value of intangible assets associated with our Cannabis – Canada segment was $20.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2025, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of March 31, 2025, we had approximately $5,000 aggregate principal amount of outstanding revolving loans under our Operating Loan with an interest rate of 8.0% and we had approximately $39,203 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 7.8%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point increases of approximately 0.7% over the comparable period in 2024.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $50 for the three months ended March 31, 2025 and $59 for the three months ended March 31, 2024.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2025 and 2024, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.6966 and C$1.00 = US$0.7383, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2025 and 2024 with the net foreign exchange gain or loss directly impacting net income (loss):

	March 31, 2025	March 31, 2024
Financial assets
Cash and cash equivalents	$1,535	$2,244
Trade receivables	4,180	3,968
Inventories	5,626	7,397
Prepaid and deposits	176	503
Financial liabilities
Trade payables and accrued liabilities	(4,334)	(4,793)
Loan payable	(2,750)	(3,286)
Net foreign exchange gain	$4,433	$6,033

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company maintained effective internal control over financial reporting.

Remediation of Previously Identified Material Weakness

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses in internal control over financial reporting as the Company (i) did not effectively design and implement internal controls related to our information technology general controls (“ITGCs”) in the areas of user access and program change-management over the information technology (“IT”) system that is utilized to support the Produce segment’s financial reporting processes. Specifically, under our existing ITGCs, we determined that there were insufficient controls to limit user access to this system and to enable oversight of changes being made to the financial inputs under this system; and (ii) did not effectively design and implement internal controls over the review, approval, and documentation of manual journal entries by individuals separate from the preparer at our Produce segment which resulted in the unmitigated risk of management override of manual journal entries.

During the quarter ended March 31, 2025, the Company’s management designed and implemented corrective actions to remediate the control deficiencies that contributed to the material weaknesses.

The remediation actions included:

Information Technology

•
Enhanced risk assessment and control identification procedures for our Produce segment’s system environment;
•
Enhanced existing controls to address the design and operation of IT general controls within our Produce segment’s IT environment in order to, among other things, limit privileged user access; and
•
Implemented controls around timely identification and review of system access and changes. Enhancing and maintaining policy documentation underlying IT general controls to promote knowledge transfer upon personnel and function changes.

Journal Entries

•
Enhanced existing controls to ensure that manual journal entries recorded in our financial records are properly reviewed and approved, preventing the potential for management override of controls.

During the quarter ended March 31, 2025, the Company completed our testing of the operating effectiveness of the implemented controls and found them to be effective. Based on the steps implemented, management concluded that we have remediated the previously disclosed material weaknesses as of March 31, 2025.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weaknesses described above, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2025, and the risk factor described below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Our Common Shares may be delisted from the Nasdaq Capital Market if we do not regain compliance with the minimum bid price requirements by October 13, 2025.

On October 18, 2024, the Company received notification from Nasdaq that the Company is not in compliance with the Minimum Bid Requirement for 30 consecutive trading days from September 6, 2024 to October 17, 2024 (the “Notification”). As set forth in the Notification, the Company had until April 16, 2025 to regain compliance with the Minimum Bid Requirement (the “Compliance Period”). On April 21, 2025, Nasdaq approved the Company’s request for a 180-calendar day extension (the “Extension”) to regain compliance with the Minimum Bid Requirement. The Extension follows the expiration on April 16, 2025 of the Compliance Period. As a result of the Extension, the Company now has until October 13, 2025 (the “New Compliance Period”) to regain compliance with the Minimum Bid Requirement.

In the event the Company does not regain compliance with the Minimum Bid Requirement by the end of the New Compliance Period, the Company may be subject to delisting of the Common Shares from the Nasdaq, at which time the Company may appeal the delisting determination to a Nasdaq Hearings Panel. However, if the Company fails to remedy this deficiency during the New Compliance Period, Nasdaq may provide notice that the Company’s Common Shares are subject to delisting.

We can provide no assurance that we will regain compliance with the Minimum Bid Requirement by the end of the New Compliance Period. Additionally, even if we regain compliance with the Minimum Bid Requirement there can be no assurance that we will continue to maintain compliance with the other Nasdaq requirements for listing our Common Shares on Nasdaq. The delisting of our Common Shares from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility in the price and trading of our Common Shares and may adversely affect our ability to raise additional capital or to enter into strategic transactions. The delisting of our Common Shares from the Nasdaq Capital Market would also make it more difficult for our shareholders to sell our Common Shares in the public market.

The Company may fail to realize the expected benefits of privatizing certain assets and operations of its Fresh Produce segment (the "Privatizing").

The Company believes that the Privatizing will provide certain benefits to the Company and its shareholders, including enabling the Company to focus on its growing international cannabis business, repositioning its fresh produce business to flourish independently with new strategic capital partners and improving the upside potential for its produce business. However, these expected benefits may not be achieved, or may take longer than expected to realize, and other assumptions upon which the Company had determined the benefits of the Privatizing may prove to be incorrect. The produce business will be operated through a joint venture, in which the Company has a minority interest. The Company cannot control the actions of its joint venture partners, including any non-performance, default, or bankruptcy of the joint venture partners. As a result, the Company may have limited control over such arrangements and experience returns that are not proportional to the risks and resources contributed. To the extent that the anticipated benefits of the Privatizing are not achieved, or take longer than expected to achieve, the results of operations and the financial condition of the Company may suffer, which may materially adversely affect the Company’s business, operations and financial performance and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Amendment and Restated Credit Agreement by and between Village Farms International, Inc. and Village Farms, L.P. and Farm Credit Canada, dated March 31, 2025^

10.2	Credit Agreement, dated as of April 17, 2025, by and between Pure Sun Farms Corp., a Canadian chartered bank, and Farm Credit Canada^

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: May 12, 2025