Form 10-Q
period 2025-06-30
Village Farms International, Inc.
filed 2025-08-11
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 112,644,169 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Vanguard Food LP. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”) and Balanced Health Botanicals, LLC (“Balanced Health”); the limited operational history of the Delta RNG Project in our energy segment and Leli Holland B.V. ("Leli"); the legal status of the cannabis business of Pure Sunfarms and Rose and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under Leli; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$59,988	$24,631
Restricted cash	5,000	—
Trade receivables, net	27,826	22,160
Inventories, net	39,476	41,256
Other receivables	225	247
Prepaid expenses and deposits	4,550	2,806
Current assets of discontinued operations	508	24,919
Total current assets	137,573	116,019
Non-current assets
Property, plant and equipment, net	181,837	175,226
Investments	6,268	2,656
Goodwill	44,544	42,315
Intangibles, net	24,980	25,105
Deferred tax asset	802	1,005
Right-of-use assets	3,728	4,372
Other assets	4,012	2,178
Non-current assets of discontinued operations	—	20,430
Total assets	$403,744	$389,306
LIABILITIES
Current liabilities
Line of credit	$—	$4,000
Trade payables	11,203	11,254
Current maturities of long-term debt	7,897	8,142
Accrued sales taxes	8,834	8,740
Accrued loyalty program	574	1,029
Accrued liabilities	14,343	8,972
Lease liabilities - current	1,113	1,060
Income tax payable	5,388	51
Other current liabilities	853	1,053
Current liabilities of discontinued operations	1,615	17,918
Total current liabilities	51,820	62,219
Non-current liabilities
Long-term debt	31,206	32,420
Deferred tax liability	19,800	19,940
Lease liabilities - non-current	3,649	4,199
Other liabilities	3,077	2,196
Non-current liabilities of discontinued operations	—	4,374
Total liabilities	109,552	125,348
MEZZANINE EQUITY
Redeemable non-controlling interest	9,855	9,953
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 112,644,169 shares issued and outstanding at June 30, 2025 and 112,337,049 shares issued and outstanding at December 31, 2024.	387,350	387,349
Additional paid in capital	30,878	30,604
Accumulated other comprehensive loss	(8,669)	(18,932)
Retained earnings	(125,222)	(145,016)
Total shareholders’ equity	284,337	254,005
Total liabilities, mezzanine equity and shareholders’ equity	$403,744	$389,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$59,899	$53,597	$99,579	$95,584
Cost of sales	(37,557)	(39,960)	(63,057)	(70,730)
Gross profit	22,342	13,637	36,522	24,854
Selling, general and administrative expenses	(15,411)	(17,056)	(30,030)	(31,306)
Interest expense	(814)	(901)	(1,516)	(1,815)
Interest income	109	322	184	528
Foreign exchange gain (loss)	1,792	(403)	1,708	(1,281)
Other income	4,430	45	4,451	149
Goodwill and intangible asset impairments	—	(11,939)	—	(11,939)
Income (loss) before taxes and equity method investment income	12,448	(16,295)	11,319	(20,810)
Provision for income taxes	(2,503)	(260)	(3,486)	(580)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	9,945	(16,555)	7,833	(21,390)
Income (loss) from discontinued operations, net of tax	16,294	(7,003)	11,291	(4,847)
Income (loss) including non-controlling interests	26,239	(23,558)	19,124	(26,237)
Less: net loss (income) attributable to non-controlling interests, net of tax	258	9	670	(164)
Net income (loss) attributable to Village Farms International, Inc. shareholders	$26,497	$(23,549)	$19,794	$(26,401)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.15)	$0.08	$(0.20)
Discontinued operations	0.15	(0.06)	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.10	$(0.15)	$0.08	$(0.20)
Discontinued operations	0.14	(0.06)	0.10	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	112,347	110,960	112,342	110,604
Diluted	112,736	110,960	112,607	110,604
Income (loss) including non-controlling interests	$26,239	$(23,558)	$19,124	$(26,237)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,870	(2,001)	10,835	(6,252)
Comprehensive income (loss) including non-controlling interests	36,109	(25,559)	29,959	(32,489)
Comprehensive (income) loss attributable to non-controlling interests	(239)	117	100	232
Comprehensive income (loss) attributable to Village Farms International, Inc. shareholders	$35,870	$(25,442)	$30,059	$(32,257)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2025
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) gain	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance April 1, 2025	112,337	$387,349	$30,749	$(18,042)	$(151,719)	$248,337	$9,616
Share-based compensation	306	—	123	—	—	123	—
Shares issued on exercise of warrants	1	1	6	—	—	7	—
Cumulative translation adjustment	—	—	—	9,373	—	9,373	497
Net income (loss)	—	—	—	—	26,497	26,497	(258)
Balance at June 30, 2025	112,644	$387,350	$30,878	$(8,669)	$(125,222)	$284,337	$9,855

	Three Months Ended June 30, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2024	110,249	386,719	26,016	(7,503)	(112,017)	574	293,789	15,627
Share-based compensation	1,479	—	2,196	—	—	—	2,196	—
Acquisition of Redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Cumulative translation adjustment	—	—	—	(1,891)	—	(6)	(1,897)	(102)
Net (loss) income	—	—	—	—	(23,549)	(51)	(23,600)	42
Balance at June 30, 2024	111,728	$386,719	$30,405	$(9,394)	$(135,566)	$517	$272,681	$10,358

	Six Months Ended June 30, 2025
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2025	112,337	387,349	30,604	(18,932)	(145,016)	254,005	9,953
Share-based compensation	306	—	268	—	—	268	—
Shares issued on exercise of warrants	1	1	6	—	—	7	—
Cumulative translation adjustment	—	—	—	10,263	—	10,263	572
Net income (loss)	—	—	—	—	19,794	19,794	(670)
Balance at June 30, 2025	112,644	$387,350	$30,878	$(8,669)	$(125,222)	$284,337	$9,855

	Six Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at January 1, 2024	110,249	$386,719	$25,611	$(3,540)	$(109,165)	$649	$300,274	$15,667
Share-based compensation	1,479	—	2,601	—	—	—	2,601	—
Acquisition of Redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Cumulative translation adjustment	—	—	—	(5,854)	—	(26)	(5,880)	(369)
Net (loss) income	—	—	—	—	(26,401)	(106)	(26,507)	269
Balance at June 30, 2024	111,728	$386,719	$30,405	$(9,394)	$(135,566)	$517	$272,681	$10,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Income (loss) from continuing operations including non-controlling interests	$7,833	$(21,390)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	8,410	8,356
Amortization of deferred charges	47	10
Interest expense	1,516	1,815
Interest paid on long-term debt	(1,613)	(2,172)
Unrealized foreign exchange (gain) loss	(87)	172
Goodwill and intangible asset impairments	—	11,939
Non-cash lease expense	619	388
Share-based compensation	268	2,601
Deferred income taxes	(935)	589
Changes in non-cash working capital items	6,207	(6,021)
Net cash provided by (used in) operating activities from continuing operations	22,265	(3,713)
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(5,289)	(2,733)
Purchases of intangibles	—	(80)
Net cash provided by (used in) investing activities from continuing operations	(5,289)	(2,813)
Cash flows (used in) provided by financing activities:
Repayments on borrowings	(4,554)	(2,870)
Purchase of Non-controlling interest	—	(3,016)
Other financing activities	(432)	—
Net cash used in financing activities from continuing operations	(4,986)	(5,886)
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	(6,818)	9,365
Net cash provided by (used in) investing activities from discontinued operations	38,710	(2,146)
Net cash used in financing activities from discontinued operations	(4,000)	—
Net cash flows (used in) provided by discontinued operations	27,892	7,219
Effect of exchange rate changes on cash and cash equivalents	475	(441)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,357	(5,634)
Cash, cash equivalents and restricted cash, beginning of period	24,631	35,291
Cash, cash equivalents and restricted cash, end of period	$64,988	$29,657

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2025 were Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), VF Clean Energy, Inc. (“VFCE”) and Leli Holland B.V. (“Leli”). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

VFF's wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 80% ownership interest of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, Leli, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands. VFF owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia, where it produces, markets and sells premium-quality tomatoes, bell peppers and cucumbers.

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

As of June 30, 2025, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the financial statements and accompanying notes. The notes to the Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 7 Discontinued Operations and Disposals for additional information on the Company's discontinued operations.

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

Revision of Prior-Period Condensed Consolidated Financial Statements

In connection with the preparation of our 2024 consolidated financial statements, the Company identified an immaterial misstatement in its estimate of its deferred tax asset valuation allowance as of December 31, 2023. As a result, we recorded a decrease to deferred tax assets as of December 31, 2023 and increase in income tax expense for the year ended December 31, 2023 for $3,000, which decreased total assets and retained earnings as of December 31, 2023 and increased our net loss for the year ended December 31, 2023 by $3,000, reflecting the correction of this item. Our revision had no impact to the Company’s consolidated statement of cash flows. Additionally, our revision had no impact to the Company’s segment profit measures, compliance with debt covenants, or performance metrics used in the calculation of executive compensation as the impacted line items are excluded from these calculations. We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

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

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars are shown below:

	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Spot rate	0.7324	0.7310	0.6957
Three-month period ended	0.7226	0.7308	N/A
Six-month period ended	0.7096	0.7363	N/A

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2025	December 31, 2024
Cannabis:
Raw materials	$6,191	$6,372
Work-in-progress	9,766	7,052
Finished goods	14,225	21,872
Packaging	5,000	3,100
Produce:
Crop inventory	4,294	2,860
Inventory	$39,476	$41,256

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

The following tables disaggregate the Company’s net revenues from continuing operations by major source.

	For the Three Months Ended June 30,
Classification	June 30, 2025	June 30, 2024
Cannabis:
Branded (1)	$24,962	$30,535
Non-Branded	7,077	8,266
International	11,980	1,505
U.S. Cannabis	3,841	4,297
Netherlands Cannabis	2,483	—
Other	499	439
Produce	8,574	8,434
Clean Energy	483	121
Total Revenue	$59,899	$53,597

	For the Six Months Ended June 30,
Classification	June 30, 2025	June 30, 2024
Cannabis:
Branded (1)	$47,713	$59,555
Non-Branded	13,367	14,736
International	17,368	3,003
U.S. Cannabis	7,745	8,834
Netherlands Cannabis	2,969	0
Other	907	896
Produce	8,601	8,438
Clean Energy	909	121
Total Revenue	$99,579	$95,584
(1)
Branded revenues are shown net of excise tax on products. Excise tax on products was $14,812 and $28,759 for the three and six months ended June 30, 2025, respectively and $19,815 and $39,518 for the three and six months ended June 30, 2024, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	June 30, 2025	December 31, 2024
Land	$14,082	$13,451
Leasehold and land improvements	9,750	8,799
Buildings	187,102	180,091
Machinery and equipment	58,926	55,637
Construction in progress	13,624	10,971
Less: Accumulated depreciation	(101,647)	(93,723)
Property, plant and equipment, net	$181,837	$175,226

Depreciation expense on property, plant and equipment, was $3,796 and $3,494 for the three months ended June 30, 2025 and 2024, respectively, and $6,779 and $6,706 for the six months ended June 30, 2025 and 2024, respectively.

Capitalized interest was $0 and $277 for the three months ended June 30, 2025 and 2024, respectively, and $188 and $564 for the six months ended June 30, 2025 and 2024, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025:

Cannabis - Canada
Balance as of December 31, 2024	$42,315
Foreign currency translation adjustment	2,229
Balance as of June 30, 2025	$44,544

Intangible Assets

Intangible assets consisted of the following as of:

Classification	June 30, 2025	December 31, 2024
Licenses	$18,560	$17,196
Brand and trademarks*	3,442	12,520
Customer relationships	13,190	12,530
Computer software	1,012	2,029
Other*	144	144
Less: Accumulated amortization	(11,368)	(10,064)
Less: Impairments*	—	(9,250)
Intangibles, net	$24,980	$25,105

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of June 30, 2025 was as follows:

Fiscal period
Remainder of 2025	$1,634
2026	3,249
2027	3,249
2028	1,888
2029	1,886
Thereafter	9,488
Intangibles, net	$21,394

Amortization expense was $837 and $820 for the three months ended June 30, 2025 and 2024, respectively, and $1,631 and $1,650 for the six months ended June 30, 2025 and 2024, respectively.

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

During the six months ended June 30, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments.

At June 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

Cannabis - U.S.

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators it concluded that the Company's U.S. - Cannabis segment more likely than not was impaired. The Company reviewed the reporting segment's assets, including goodwill and intangible assets. Based on recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which showed a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry, the Company concluded that as of June 30, 2024, the fair value of the brand intangible asset and goodwill was fully impaired and an impairment charge to intangibles of $1,900 and goodwill of $10,039 was recorded to the U.S. Cannabis reporting unit.

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

Cannabis – U.S. Brand

At June 30, 2024, the fair value of the brand was determined based on a discounted cash flow projection. Specifically, the Company utilized a relief from royalty valuation technique to arrive at the fair value of the brand. Management concluded that as of June 30, 2024, the fair value was lower than its carrying value of $1,900 as the notional brand maintenance costs exceeded the incremental royalty of 3.5%. Therefore, an impairment charge to the brand intangible of $1,900 was allocated to the reporting unit.

Cannabis - Canada

At June 30, 2024, when the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis it concluded that as of June 30, 2024, no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	June 30, 2025	December 31, 2024
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (7.83% at June 30, 2025); matures May 3, 2027	$19,837	$20,821
Term loan - ("Pure Sunfarms Term Loan Facility") - C$27.4M - repayable by quarterly principal payments of C$1.0 million and accrued interest at Canadian prime interest or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (5.25% at June 30, 2025), matures February 7, 2028.	19,266	—
Term Loan - ("Pure Sunfarms Non-Revolving Facility") - C$19.0M - Canadian prime interest rate plus an applicable margin , repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026 . Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	6,262
Term loan - ("Pure Sunfarms Term Loan") - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	10,436
Term Loan - (Pure Sunfarms "BDC Facility") - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at Canadian prime interest rate plus an applicable margin, matures December 31, 2031. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	3,043
Total	$39,103	$40,562
Less current maturities	7,897	8,142
Total long-term debt	$31,206	$32,420

As collateral for the FCC Term Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of June 30, 2025 and December 31, 2024 was $90,997 and $101,068, respectively.

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

The loans under the Pure Sunfarms Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (a) the Canadian Prime Rate plus the applicable margin, or (b) the Canadian Overnight Repo Rate Average plus the applicable

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

margin. The applicable margin for the Pure Sunfarms Secured Credit Facility is determined based upon Pure Sunfarms leverage ratio. The Pure Sunfarms Secured Credit Facilities can be drawn for advances of up to C$10.0 million.

The Pure Sunfarms Secured Credit Facilities also contain customary covenants, customary representations and warranties, affirmative covenants, financial covenants and events of default.

The weighted average annual interest rate on short-term borrowings as of June 30, 2025 and December 31, 2024 was 6.9% and 9.4%, respectively.

Accrued interest payable on all long-term debt as of June 30, 2025 and December 31, 2024 was $209 and $271, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2025 and thereafter are as follows:

Remainder of 2025	$5,448
2026	4,897
2027	16,816
2028	11,942
Total	$39,103

7. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Vanguard Food, LP (“Vanguard”), backed by private investment firms, to privatize certain assets and operations of its Fresh Produce segment (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Vanguard common units, less the carrying amount of net assets disposed. The gain on sale was recorded based on available data and management estimates as of June 30, 2025 and is subject to post-closing selling price adjustments which could result in further adjustments to the gain on sale. The following table outlines the calculation of the initial gain on sale of the Transaction:

Cash proceeds	$35,000
Cash held in indemnity escrow (Restricted cash)	5,000
Fair value of Vanguard common units	3,530
Carrying value of lease to Vanguard	1,245
Estimated future distributions for working capital adjustments and other obligations	(4,290)
Less: Carrying value of net assets disposed	(20,500)
Gain on sale	$19,985

The Company concluded the Transaction met the criteria under ASC 205-20 to be classified as discontinued operations because the Transaction represented a strategic shift in the Company's business model that had a major effect on the Company’s operations and financial results. Accordingly, the Condensed Consolidated Statements of Operations and Comprehensive Income (loss) and the Condensed Consolidated Statements of Financial Position have been adjusted for all prior periods to reflect the historical results as discontinued operations.

The Company has entered into a Transition Services Agreement with Village Fresh, a Vanguard subsidiary, to provide certain transition services for specified fees and a multi-year Sales, Marketing & Distribution Agreement with Village Fresh, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Village Fresh of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The price paid by Village Fresh to the Company is based on amounts paid by Village Fresh’s customers, net of a marketing fee to be received by Village Fresh.

Details of the net loss from discontinued operations, net of tax, were as follows:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$25,358	$38,586	$62,753	$74,675
Cost of sales	(25,613)	(42,974)	(65,846)	(74,768)
Gross loss	(255)	(4,388)	(3,093)	(93)
Selling, general and administrative expenses	(2,568)	(2,611)	(4,729)	(4,747)
Interest expense	(3)	(4)	(7)	(7)
Gain on sale of assets	19,985	—	19,985	—
Income (loss) from discontinued operations before income taxes	17,159	(7,003)	12,156	(4,847)
Provision for income taxes	(865)	—	(865)	—
Net income (loss) from discontinued operations, net of tax	16,294	(7,003)	11,291	(4,847)

The following table summarizes the assets and liabilities of the discontinued operations:

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Trade receivables, net	$508	$11,505
Inventories, net	—	11,881
Other Receivables	—	80
Prepaid expenses and deposits	—	1,453
Total current assets of discontinued operations	508	24,919
Non-current assets
Property, plant and equipment, net	—	15,037
Right-of-use assets	—	5,393
Total non-current assets of discontinued operations	—	20,430
Total assets of discontinued operations	$508	$45,349
LIABILITIES
Current liabilities
Trade payables	$1,304	$13,245
Accrued liabilities	311	3,236
Lease liabilities - current	—	1,437
Total current liabilities of discontinued operations	1,615	17,918
Non-current liabilities
Lease liabilities - non-current	—	4,374
Total liabilities of discontinued operations	$1,615	$22,292

8. EQUITY INVESTMENTS

On May 30, 2025, the Company closed on the Transaction with Vanguard to privatize certain assets and operations of its Fresh Produce segment (Note 7). As part of the Transaction, the Company received a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3,530, included in investments within the Condensed Consolidated Statements of Financial Position. We account for our investment in Vanguard under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Vanguard arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Vanguard of $0 for the three and six months ended June 30, 2025.

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

At June 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, trade receivables, minority investments, line of credit, trade payables, accrued liabilities, lease liabilities, and note payables. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, notes payable, and debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at June 30, 2025 and December 31, 2024, other than the minority investments. There were no transfers of assets or liabilities between levels during the six months ended June 30, 2025 and 2024.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the three and six months ended June 30, 2025, the Company paid C$78 and C$114, respectively, and for the three and six months ended June 30, 2024 the Company paid C$151 and C$190, respectively, to lease this office space.

One of the Company’s employees is related to a member of the Company’s executive management team and received approximately $63 and $99 and in salary and benefits during the three and six months ended June 30, 2025 and $24 and $54 in salary and benefits during the three and six months ended June 30, 2024.

11. INCOME TAXES

The Company has recorded a provision for income taxes of $2,503 and $3,486 for the three and six months ended June 30, 2025, respectively, compared with a provision for income taxes of $260 and $580 for the same periods last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $44,084 as of June 30, 2025 and $48,561 as of December 31, 2024. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of June 30, 2025, the Company’s net deferred tax assets totaled $802 and were primarily derived from a tax planning strategy to utilize a portion of its existing net operating loss carryforwards.

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. In the fourth quarter of 2024, the Company determined that Leli had met the quantitative threshold to be a reportable segment. In addition, during the fourth quarter of 2024, the chief operating decision-maker (“CODM”) changed the segment profit measure from gross margin to operating income or loss. We believe that segment operating (loss) income is a more useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

effects of certain expenses that directly arise from non-operating activities (other income/expense), financing decisions (interest), and tax strategies (income taxes). These changes have been applied to all periods presented.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in five reportable segments: Cannabis-Canada, Cannabis-U.S., Cannabis - Netherlands (previously Leli), Produce, and Clean Energy. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications across the United States. The Cannabis - Netherlands segment produces and supplies cannabis products in the Netherlands, supplying designated coffee shops. The Produce segment produces, markets and sells premium quality tomatoes, bell peppers and cucumbers. The Clean Energy business receives a royalty representing a portion of the natural gas that is sold to one customer pursuant to its long-term contract.

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

Discontinued operations are not included in the applicable reportable segments.

The following tables reflect the reconciliation of segment revenue and significant segment expenses from continuing operations reconciled to the consolidated income (loss) from continuing operations before income taxes and equity method investments:

	For the Three Months Ended June 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$8,574	$44,518	$3,841	$483	$2,483	$59,899
Cost of sales	(7,975)	(27,050)	(1,405)	(80)	(1,047)	(37,557)
Selling, general and administrative expenses	(870)	(8,604)	(2,445)	27	(557)	(12,449)
Segment operating income (loss)	$(271)	$8,864	$(9)	$430	$879	$9,893
Reconciliation of segment operating (loss) income to income from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)						5,517
Other corporate expenses (3)						(2,962)
Income from continuing operations before taxes and income from equity method investments						$12,448

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$8,434	$40,745	$4,297	$121	$—	$53,597
Cost of sales	(8,209)	(30,040)	(1,668)	(43)	—	(39,960)
Selling, general and administrative expenses	(1,003)	(8,749)	(2,960)	(17)	(341)	(13,070)
Segment operating (loss) income	$(778)	$1,956	$(331)	$61	$(341)	$567
Reconciliation of segment operating (loss) income to loss from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)						(937)
Goodwill and intangible asset impairments						(11,939)
Other corporate expenses (3)						(3,986)
Loss from continuing operations before taxes and income from equity method investments						$(16,295)

	For the Six Months Ended June 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$8,601	$79,355	$7,745	$909	$2,969	$99,579
Cost of sales	(9,444)	(49,412)	(2,716)	(153)	(1,332)	(63,057)
Selling, general and administrative expenses	(1,585)	(17,366)	(4,980)	(1)	(996)	(24,928)
Segment operating (loss) income	$(2,428)	$12,577	$49	$755	$641	$11,594
Reconciliation of segment operating (loss) income to income from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)						4,827
Other corporate expenses (3)						(5,102)
Income from continuing operations before taxes and income from equity method investments						$11,319

	For the Six Months Ended June 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$8,438	$78,191	$8,834	$121	$—	$95,584
Cost of sales	(9,199)	(57,978)	(3,510)	(43)	—	(70,730)
Selling, general and administrative expenses	(1,559)	(16,453)	(6,366)	(37)	(704)	(25,119)
Segment operating (loss) income	$(2,320)	$3,760	$(1,042)	$41	$(704)	$(265)
Reconciliation of segment operating (loss) income to loss from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)						(2,419)
Goodwill and intangible asset impairments						(11,939)
Other corporate expenses (3)						(6,187)
Loss from continuing operations before taxes and income from equity method investments						$(20,810)
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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The following tables summarize our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Six Months Ended June 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	1	134	—	—	—	135	49	184
Interest expense	924	592	—	—	—	1,516	—	1,516
Depreciation and amortization	2,273	5,303	98	—	654	8,328	82	8,410
Share based compensation	19	73	12	—	—	104	164	268
Other significant noncash items:
Non-cash lease expense	85	42	493	—	—	619	—	619
Expenditures for segment assets	708	1,230	7	—	3,344	5,289	—	5,289

	For the Six Months Ended June 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	3	188	—	—	—	191	337	528
Interest expense	1,145	670	—	—	—	1,815	—	1,815
Depreciation and amortization	1,639	5,880	104	—	627	8,250	106	8,356
Share based compensation	—	97	83	—	—	180	2,421	2,601
Other significant noncash items:
Non-cash lease expense	62	43	283	—	—	388	—	388
Expenditures for segment assets	738	127	26	—	1,842	2,733	—	2,733

The following tables summarize our total assets by reportable segment:

	June 30, 2025	December 31, 2024
Assets
Produce	$64,327	$51,983
Cannabis - Canada	280,945	266,433
Cannabis - United States	5,734	6,728
Clean Energy	577	360
Cannabis - Netherlands	17,024	11,093
Total assets for reportable segments	$368,607	$336,597
Corporate	34,629	7,360
Consolidated total assets from continuing operations	$403,236	$343,957

The Company’s primary operations are in the United States, Canada, and the Netherlands. The following tables summarizes our assets by geographic location:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Total assets from continuing operations	June 30, 2025	December 31, 2024
United States	$55,684	$46,922
Canada	330,528	285,942
Netherlands	17,024	11,093
	$403,236	$343,957

Long-lived assets from continuing operations	June 30, 2025	December 31, 2024
United States	$30,400	$26,930
Canada	222,104	216,061
Netherlands	13,666	9,866
	$266,171	$252,857

13. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Village Farms International, Inc. shareholders from continuing operations	$10,203	$(16,546)	$8,503	$(21,554)
Income (loss) from discontinued operations, net of tax	$16,294	$(7,003)	$11,291	$(4,847)
Denominator:
Weighted average number of common shares - basic	112,347	110,960	112,342	110,604
Effect of dilutive securities- share-based employee options and awards	389	—	265	—
Weighted average number of common shares - diluted	112,736	110,960	112,607	110,604
Antidilutive options and awards	6,501	6,572	6,625	6,572
Net income (loss) per ordinary share:
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.15)	$0.08	$(0.20)
Discontinued operations	0.15	(0.06)	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.10	$(0.15)	$0.08	$(0.20)
Discontinued operations	0.14	(0.06)	0.10	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation expense was $123 and $268 for the three and six months ended June 30, 2025, respectively, and $2,196 and $2,601 for the three and six months ended June 30, 2024, respectively.

Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,968,409	$3.30	6.79	$90
Granted	450,000	$0.76	4.80	$—
Forfeited/expired	(78,000)	$3.41
Outstanding at June 30, 2025	7,340,409	$3.15	6.07	$731
Exercisable at June 30, 2025	4,988,752	$4.17	5.81	$288

Restricted shares activity for the six months ended June 30, 2025 was as follows:

	Number of Restricted Stock Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	700,860	$0.86
Granted	2,358,198	0.60
Vested and issued	(306,120)	0.98
Forfeited	(73,566)	0.60
Outstanding at June 30, 2025	2,679,372	$0.62
Exercisable at June 30, 2025	—	$-

15. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
Trade receivables	$(4,180)	$(6,549)
Inventories	3,473	7,946
Lease liabilities	(506)	(2,759)
Other receivables	3	(122)
Prepaid expenses and deposits	(1,628)	2,988
Trade payables	546	(4,529)
Accrued liabilities	9,788	(1,278)
Other assets, net of other liabilities	(1,289)	(1,718)
	$6,207	$(6,021)

The Company paid income taxes of $0 for the three and six months ended June 30, 2025 and 2024.

The Company paid interest expense of $1,613 and $2,172 for the three and six months ended June 30, 2025 and 2024, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed consolidated financial statements were available to be issued.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U. S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

On August 4, 2025, the Company made a principal payment of approximately $3 million on the FCC Term Loan.

On August 4, 2025, the Company announced that it will be converting the remaining 550,000 sq. ft. of its Delta 2 greenhouse in Delta, British Columbia to cannabis production.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Leli Holland B. V. (“Leli” or “Leli Holland”), and VF Clean Energy, Inc. (“VFCE”).

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

During September 2024, we completed our acquisition of the remaining 15% equity ownership interest in Leli Holland. Through our ownership of Leli Holland, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Controlled Cannabis Supply Chain Experiment, with sales beginning in the first quarter of 2025.

In the U.S., Balanced Health is our industry-leading cannabinoid business, extending our portfolio into cannabidiol (“CBD”) and hemp-derived consumer products.

We also cultivate tomatoes and market them through Village Farm Fresh (a Vanguard Holdings Company) under the Village Farms Fresh (“VF Fresh”) brand which sells to food distribution companies and mass retail stores.

Our intention is to use our assets, expertise and experience (across cannabis, hemp, CBD and produce ecosystems) to participate in the global cannabis market subject to compliance with all applicable national laws and applicable stock exchange rules.

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

Produce Segment

Our Produce segment currently consists of VFCLP after the sales transfer with Vanguard Holdings in May 2025.

Through our produce segment, we grow premium-quality, greenhouse-grown produce in Canada. These premium products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia.

On May 30, 2025 the Company closed on the transformative transaction to privatize certain assets and operations of its Produce segment,, including its Marfa II and Fort Davis greenhouses, and all of its produce distribution centers, through a series of asset and lease transfers. The Company determined that the assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented. For further information on the Transaction please refer to our Form 8-K filed with the SEC on June 5, 2025. The information contained within such Form 8-K is incorporated by reference herein.

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

Recent Developments and Updates

Canadian Cannabis

•
Maintained a top three overall market share position in Canada and the number one position in dried flower year-to-date through the month of July, despite planned reductions in sales of lower-margin SKUs1;
•
Achieved the high end of its targeted gross margin range of 30-40% for the second consecutive quarter, with its strongest adjusted EBITDA performance in six years;
•
Refinanced its syndicated Canadian Cannabis Term Loans, consolidating three previous loans into one credit facility with two of its existing lenders. The new credit facility carries a variable interest rate below 6.0 percent, reflecting a 250 basis point improvement to the previous interest rate, as well as improved financial covenants and a maturity date of February 7, 2028, replacing its previous credit facilities maturing on February 7, 2026;
•
Subsequent to quarter end, published groundbreaking peer-reviewed research in Scientific Reports (Nature Portfolio), highlighting the natural variability of THC potency within cannabis plants, reinforcing a need for a greater focus on product quality versus potency and more transparent and accurate labeling across the industry;
•
Subsequent to quarter end, the Company launched innovative new windowed packaging for its flower products in the Canadian market, enabling consumers to see product quality in the package before purchase
•
Subsequent to quarter end, the Company announced that its Board of Directors unanimously approved an investment to expand cannabis cultivation capacity at its Delta, BC production campus to meet increasing demand in Canadian and International markets. The expansion will be funded with existing cash on hand, and is expected to yield an incremental 40 metric tonnes of annualized cannabis production once completed.

1. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

International Medical Cannabis (Reported Within Canadian Cannabis)

•
International export sales increased 690% year-over-year in the second quarter and 116% sequentially, driven by new customer relationships as well as increased sales from existing customers;
•
The Company achieved its previous full-year sales outlook for International export sales during the first six months of the year, and expects similar international export sales performance in the second half of 2025;
•
As a result of continued strength of sales during the third quarter, the Company now believes it has become one of the largest importers of medical cannabis to Europe1
•
Company continues to hold leading cultivars in Germany through third-party distribution partners2

1. Based on German government data and Company estimates

2. Based on Company estimates and rankings compiled by German outlet Flowzz

Netherlands Cannabis (Leli Holland)

•
Operations in the Company’s Phase I facility in Drachten continued to ramp toward full capacity during the second quarter, while demonstrating strong profitability and cash flow generation;
•
Leli Holland products are now represented in 66 of 80 participating coffeeshops; representing market penetration of 82.5%;
•
The Company has continued to introduce new product categories into the market and expects to launch hash products during the fourth quarter;
•
Construction of the Company’s Phase II facility in Groningen remains on track to be operational in Q1 2026.
•
Once completed, the Phase II facility is expected to quintuple total annualized production capacity.

U.S. Cannabis

•
The Company's application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure and comply with all applicable regulatory requirements.

Produce

•
On May 30, 2025 the Company closed on the previously-announced transaction to privatize certain assets and operations of its Produce segment. Under the terms of the agreement, the Company privatized Produce segment operations, including its Marfa II, Marfa I and Fort Davis greenhouses, and all of its produce distribution centers, as well as its third party produce distribution business, through a series of asset and lease transfers, for total consideration of $40 million and a 37.9% equity ownership interest in Vanguard Food LP, a new, private-equity-backed partnership;
•
During the second quarter, the Company entered into service and supply agreements with Vanguard Food LP for produce production in its Delta 1 and Delta 2 greenhouses, which will continue supplying produce to Vanguard for a multi-year term. The Company’s Produce segment financial results are now predominantly comprised of activities related to operation of the Delta 1 and Delta 2 greenhouses. Following completion of the 2025 tomato crop, the Delta 2 greenhouse will no longer supply produce to Vanguard.

Corporate

•
During the second quarter, the Company regained compliance with the Nasdaq minimum closing bid price of US$1.00 per share listing requirement (NASDAQ Listing Rule 5550(a)(2).
•
Subsequent to quarter end, appointed Michael Carey as Corporate Treasurer.

Presentation of Financial Results

Our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership interest in Rose LifeScience through March 31, 2024, our 80% ownership interest in Rose LifeScience beginning on April 1, 2024, our 85% ownership interest in Leli through September 22, 2024, and our 100% ownership interest in Leli beginning on September 23, 2024.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2025, June 30, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Spot rate	0.7324	0.7310	0.6957
Three-month period ended	0.7226	0.7308	N/A
Six-month period ended	0.7096	0.7363	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$59,899	$53,597	$99,579	$95,584
Cost of sales	(37,557)	(39,960)	(63,057)	(70,730)
Gross profit	22,342	13,637	36,522	24,854
Selling, general and administrative expenses	(15,411)	(17,056)	(30,030)	(31,306)
Interest expense	(814)	(901)	(1,516)	(1,815)
Interest income	109	322	184	528
Foreign exchange gain (loss)	1,792	(403)	1,708	(1,281)
Other income	4,430	45	4,451	149
Goodwill and intangible asset impairments	—	(11,939)	—	(11,939)
Income (loss) before taxes and equity method investment income	12,448	(16,295)	11,319	(20,810)
Provision for income taxes	(2,503)	(260)	(3,486)	(580)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	9,945	(16,555)	7,833	(21,390)
Income (loss) from discontinued operations, net of tax	16,294	(7,003)	11,291	(4,847)
Income (loss) including non-controlling interests	26,239	(23,558)	19,124	(26,237)
Less: net loss (income) attributable to non-controlling interests, net of tax	258	9	670	(164)
Net income (loss) attributable to Village Farms International, Inc. shareholders	$26,497	$(23,549)	$19,794	$(26,401)
Adjusted EBITDA from continuing operations	$17,111	$2,914	$20,560	$3,830
Adjustments attributable to discontinued operations	(3,851)	(6,473)	(7,219)	(3,798)
Adjusted EBITDA (1)	$13,260	$(3,559)	$13,341	$32
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.15)	$0.08	$(0.20)
Discontinued operations	0.15	(0.06)	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.10	$(0.15)	$0.08	$(0.20)
Discontinued operations	$0.14	$(0.06)	$0.10	$(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.24	$(0.21)	$0.18	$(0.24)

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

We caution that our results of operations for the three and six months ended June 30, 2025 and 2024 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three and six months ended June 30, 2025 and 2024 is included below. The consolidated results include all five of our operating segments: Canadian Cannabis, U. S. Cannabis, Cannabis Netherlands, Produce,

and Clean Energy, along with public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Sales

Sales for the three months ended June 30, 2025 were $59,899 compared with $53,597 for the three months ended June 30, 2024. The increase of $6,302, or 12%, was primarily due to an increase in Canadian Cannabis sales of $3,773, first year sales from Leli of $2,483, and an increase in Produce sales of $140, partially offset by a decrease in U.S. Cannabis sales of $456. For additional information, refer to “Segmented Results of Operations” below.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 were $37,557 compared with $39,960 for the three months ended June 30, 2024. The decrease of $2,403, or 6%, was primarily due to a decrease in Canadian Cannabis cost of sales of $2,990, a decrease in U.S. Cannabis cost of sales of $263 and a decrease in Produce cost of sales of $234 partially offset by the cost of first year sales of Leli of $1,047. For additional information, refer to “Segmented Results of Operations” below.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $22,342 compared with $13,637 for the three months ended June 30, 2024. The increase of $8,705, or 64%, was primarily due to an increase in gross profit at Canadian Cannabis of $6,763, the gross profit on first year sales of Leli of $1,436, and an increase in gross profit at Produce of $374. For additional information, refer to “Segmented Results of Operations” below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $15,411 (26% of sales) compared with $17,056 (32% of sales) for the three months ended June 30, 2024. The decrease of $1,645, or 10%, was primarily due a decrease in share based compensation of $2,073. For additional information, refer to “Segmented Results of Operations” below.

	For the Three Months Ended June 30,
	2025	2024
Selling, general and administrative expenses	$15,288	$14,860
Share-based compensation	123	2,196
Total selling, general and administrative expenses	$15,411	$17,056

Interest Expense

Interest expense for the three months ended June 30, 2025 was $814 compared with $901 for the three months ended June 30, 2024.

Interest Income

Interest income for the three months ended June 30, 2025 and was $109 compared with $322 for the three months ended June 30, 2024.

Other Income

Other income for the three months ended June 30, 2025 was $4,430 compared with $45 for the three months ended June 30, 2024. Other income is primarily attributable to favorable vendor settlements relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation.

Goodwill and Intangible Asset Impairments

Goodwill and Intangible Assets Impairments for the three months ended June 30, 2025 was $0 compared to $11,939 for the three months ended June 30, 2024. The impairment was primarily related to the U.S. Cannabis reporting unit as a result of recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024,and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the three months ended June 30, 2025 was $12,448 compared with a loss before taxes of $16,295 for the three months ended June 30, 2024. The change of $28,743 was primarily due to the improved gross margins and a favorable vendor settlement during the three months ended June 30, 2025 and an impairment charge of $11,939 during the three months ended June 30, 2024.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net consists of the following:

	For the Three Months Ended June 30,
	2025	2024
Loss from discontinued operations, net of tax	$(2,826)	$(7,003)
Gain on sale of assets, net of tax	19,120	—
Net income (loss) from discontinued operations, net of tax	$16,294	$(7,003)

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the three months ended June 30, 2025 was $26,497 compared with a net loss of $23,549 for the three months ended June 30, 2024. The increase of $50,046 was primarily due to the improved gross margins, a favorable vendor settlement during the three months ended June 30, 2025, an improvement on income (loss) from discontinued operations, net of tax of $23,297, and an impairment charge of $11,939 during the three months ended June 30, 2024.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2025 was $13,260 compared with ($3,559) for the three months ended June 30, 2024. The change was mainly driven by improved margins on Canadian Cannabis and the favorable vendor settlement in Produce. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Sales

Sales for the six months ended June 30, 2025 were $99,579 compared with $95,584 for the six months ended June 30, 2024. The increase of $3,995, or 4%, was primarily due to an increase in Canadian Cannabis sales of $1,164, first year sales from Leli of $2,969, and Produce sales of $163, partially offset by a decrease in U.S. Cannabis sales of $1,089, For additional information, refer to “Segmented Results of Operations” below.

Cost of Sales

Cost of sales for the six months ended June 30, 2025 were $63,057 compared with $70,730 for the six months ended June 30, 2024. The decrease of $7,673, or 11%, was primarily due to a decrease in both Canadian Cannabis cost of sales of $8,566 and U.S. Cannabis cost of sales of $794, partially offset by the cost of first year sales on Leli of $1,332 and an increase in Produce cost of sales of $245. For additional information, refer to “Segmented Results of Operations” below.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $36,522 compared with $24,854 for the six months ended June 30, 2024. The increase of $11,668, or 47%, was primarily due to an increase in gross profit at Canadian Cannabis of $9,730, and gross margin on first year sales of Leli of $1,637, partially offset by a decrease in gross profit at US Cannabis of $295. For additional information, refer to “Segmented Results of Operations” below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 were $30,030 (30% of sales) compared with $31,306 (33% of sales) for the six months ended June 30, 2024. The decrease of $1,276, or 4% was primarily due a decrease in share based compensation of $2,333. For additional information, refer to “Segmented Results of Operations” below.

	For the Six Months Ended June 30,
	2025	2024
Selling, general and administrative expenses	$29,762	$28,705
Share-based compensation	268	2,601
Total selling, general and administrative expenses	$30,030	$31,306

Interest Expense

Interest expense for the six months ended June 30, 2025 was $1,516 compared with $1,815 for the six months ended June 30, 2024. The decrease of $299, or 16%, was due to a decrease in the overall borrowing base and a decrease in the Company's interest rates on its various debt instruments.

Interest Income

Interest income for the six months ended June 30, 2025 and was $184 compared with $528 for the six months ended June 30, 2024.

Other Income

Other income for the six months ended June 30, 2025 was $4,451 compared with $149 for the six months ended June 30, 2024. Other income is primarily attributable to favorable vendor settlements relating to the partial recovery of operational losses from the ToBRFV infestation.

Goodwill and Intangible Asset Impairments

Goodwill and Intangible Assets Impairments for the six months ended June 30, 2025 was $0 compared to $11,939 for the six months ended June 30, 2024. The impairment was primarily related to the U.S. Cannabis reporting unit as a result of recent historical performance during the quarter which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024,and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the six months ended June 30, 2025 was $11,319 compared with a loss before taxes of $20,810 for the six months ended June 30, 2024. The change of $32,129 was primarily due to the improved gross margins and a favorable vendor settlement during the six months ended June 30, 2025 and an impairment charge of $11,939 during the six months ended June 30, 2024.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net consists of the following:

	For the Six Months Ended June 30,
	2025	2024
Loss from discontinued operations, net of tax	$(7,829)	$(4,847)
Gain on sale of assets, net of tax	19,120	—
Net income (loss) from discontinued operations, net of tax	$11,291	$(4,847)

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for six months ended June 30, 2025 was $19,794 compared with a net loss of $26,401 for the six months ended June 30, 2024. The change of $46,195 was primarily due to the improved gross margins and a favorable vendor settlement during the six months ended June 30, 2025, an improvement on income (loss) from discontinued operations, net of tax of $16,138, and an impairment charge of $11,939 during the six months ended June 30, 2024.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2025 was $13,341 compared with $32 for the six months ended June 30, 2024. The change was mainly driven by improved margins on Canadian Cannabis and the favorable vendor settlement in Produce. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended June 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$8,574	$44,518	$3,841	$483	$2,483	$—	$59,899
Cost of sales	(7,975)	(27,050)	(1,405)	(80)	(1,047)	—	(37,557)
Selling, general and administrative expenses	(870)	(8,604)	(2,445)	27	(557)	(2,962)	(15,411)
Other income (expense), net	4,471	(290)	(217)	—	—	1,553	5,517
Income (loss) before taxes and equity method investment income	4,200	8,574	(226)	430	879	(1,409)	12,448
(Recovery of) provision for income taxes	69	(2,343)	—	(204)	(44)	19	(2,503)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	4,269	6,231	(226)	226	835	(1,390)	9,945
Income from discontinued operations net of tax	16,294	—	—	—	—	—	16,294
Income (loss) including non-controlling interests	20,563	6,231	(226)	226	835	(1,390)	26,239
Less: net loss attributable to non-controlling interests, net of tax	—	258	—	—	—	—	258
Net income (loss)	$20,563	$6,489	$(226)	$226	$835	$(1,390)	$26,497
Adjusted EBITDA from continuing operations	$6,403	$11,860	$45	$430	$1,218	$(2,845)	$17,111
Adjustments attributable to discontinued operations	(3,851)	-	-	-	-	-	(3,851)
Adjusted EBITDA (1)	$2,552	$11,860	$45	$430	$1,218	$(2,845)	$13,260
Basic income (loss) per share from continuing operations	$0.03	$0.06	$-	$-	$0.01	$(0.01)	$0.09
Basic income per share from discontinued operations	$0.15	$-	$-	$-	$-	$-	$0.15
Basic income (loss) per share	$0.18	$0.06	$-	$-	$0.01	$(0.01)	$0.24
Diluted income (loss) per share from continuing operations	$0.04	$0.06	$-	$-	$0.01	$(0.01)	$0.10
Diluted income per share from discontinued operations	$0.14	$-	$-	$-	$-	$-	$0.14
Diluted income (loss) per share	$0.18	$0.06	$-	$-	$0.01	$(0.01)	$0.24

	For The Three Months Ended June 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$8,434	$40,745	$4,297	$121	$—	$—	$53,597
Cost of sales	(8,209)	(30,040)	(1,668)	(43)	—	—	(39,960)
Selling, general and administrative expenses	(1,003)	(8,749)	(2,960)	(17)	(341)	(3,986)	(17,056)
Other expense, net	(523)	(270)	—	—	—	(144)	(937)
Goodwill and intangible asset impairments	—	—	(11,939)	—	—	—	(11,939)
Income (loss) before taxes and equity method investment income	(1,301)	1,686	(12,270)	61	(341)	(4,130)	(16,295)
Recovery of (provision for) income taxes	4	(259)	—	—	—	(5)	(260)
Equity method investment income, net of tax	—	—	—	—	—	—	—
(Loss) income from continuing operations	(1,297)	1,427	(12,270)	61	(341)	(4,135)	(16,555)
Loss from discontinued operations net of tax	(7,003)	—	—	—	—	—	(7,003)
(Loss) income including non-controlling interests	(8,300)	1,427	(12,270)	61	(341)	(4,135)	(23,558)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(43)	—	—	52	—	9
Net (loss) income	$(8,300)	$1,384	$(12,270)	$61	$(289)	$(4,135)	$(23,549)
Adjusted EBITDA from continuing operations	$123	$4,818	$(240)	$61	$(23)	$(1,825)	$2,914
Adjustments attributable to discontinued operations	(6,473)	-	-	-	-	-	(6,473)
Adjusted EBITDA (1)	$(6,350)	$4,818	$(240)	$61	$(23)	$(1,825)	$(3,559)
Basic (loss) income per share from continuing operations	$(0.01)	$0.01	$(0.11)	$-	$-	$(0.04)	$(0.15)
Basic loss per share from discontinued operations	$(0.06)	$-	$-	$-	$-	$-	$(0.06)
Basic (loss) income per share	$(0.07)	$0.01	$(0.11)	$-	$-	$(0.04)	$(0.21)
Diluted (loss) income per share from continuing operations	$(0.01)	$0.01	$(0.11)	$-	$-	$(0.04)	$(0.15)
Diluted loss per share from discontinued operations	$(0.06)	$-	$-	$-	$-	$-	$(0.06)
Diluted (loss) income per share	$(0.07)	$0.01	$(0.11)	$-	$-	$(0.04)	$(0.21)

	For The Six Months Ended June 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Leli	Corporate	Total
Sales	$8,601	$79,355	$7,745	$909	$2,969	$—	$99,579
Cost of sales	(9,444)	(49,412)	(2,716)	(153)	(1,332)	—	(63,057)
Selling, general and administrative expenses	(1,585)	(17,366)	(4,980)	(1)	(996)	(5,102)	(30,030)
Other income (expense), net	3,943	(492)	(217)	—	—	1,593	4,827
Income (loss) before taxes and equity method investment income	1,515	12,085	(168)	755	641	(3,509)	11,319
Provision for income taxes	—	(3,234)	—	(204)	(48)	—	(3,486)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	1,515	8,851	(168)	551	593	(3,509)	7,833
Income from discontinued operations net of tax	11,291	—	—	—	—	—	11,291
Income (loss) including non-controlling interests	12,806	8,851	(168)	551	593	(3,509)	19,124
Less: net loss attributable to non-controlling interests, net of tax	—	670	—	—	—	—	670
Net income (loss)	$12,806	$9,521	$(168)	$551	$593	$(3,509)	$19,794
Adjusted EBITDA from continuing operations	$4,649	$18,558	$159	$755	$1,295	$(4,856)	$20,560
Adjustments attributable to discontinued operations	(7,219)	-	-	-	-	-	(7,219)
Adjusted EBITDA (1)	$(2,570)	$18,558	$159	$755	$1,295	$(4,856)	$13,341
Basic (loss) income per share from continuing operations	$0.01	$0.08	$-	$0.01	$0.01	$(0.03)	$0.08
Basic (loss) income per share from discontinued operations	$0.10	$-	$-	$-	$-	$-	$0.10
Basic (loss) income per share	$0.11	$0.08	$-	$0.01	$0.01	$(0.03)	$0.18
Diluted (loss) income per share from continuing operations	$0.01	$0.08	$-	$0.01	$0.01	$(0.03)	$0.08
Diluted (loss) income per share from discontinued operations	$0.10	$-	$-	$-	$-	$-	$0.10
Diluted (loss) income per share	$0.11	$0.08	$-	$0.01	$0.01	$(0.03)	$0.18

	For The Six Months Ended June 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$8,438	$78,191	$8,834	$121	$—	$—	$95,584
Cost of sales	(9,199)	(57,978)	(3,510)	(43)	—	—	(70,730)
Selling, general and administrative expenses	(1,559)	(16,453)	(6,366)	(37)	(704)	(6,187)	(31,306)
Other expense, net	(1,023)	(671)	—	—	—	(725)	(2,419)
Goodwill and intangible asset impairments	—	—	(11,939)	—	—	—	(11,939)
Income (loss) before taxes and equity method investment income	(3,343)	3,089	(12,981)	41	(704)	(6,912)	(20,810)
Recovery of (provision for) income taxes	4	(588)	—	—	—	4	(580)
Equity method investment income, net of tax	—	—	—	—	—	—	—
(Loss) income from continuing operations	(3,339)	2,501	(12,981)	41	(704)	(6,908)	(21,390)
Loss from discontinued operations net of tax	(4,847)	—	—	—	—	—	(4,847)
(Loss) income including non-controlling interests	(8,186)	2,501	(12,981)	41	(704)	(6,908)	(26,237)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(270)	—	—	106	—	(164)
Net (loss) income	$(8,186)	$2,231	$(12,981)	$41	$(598)	$(6,908)	$(26,401)
Adjusted EBITDA from continuing operations	$(524)	$8,891	$(855)	$41	$(65)	$(3,658)	$3,830
Adjustments attributable to discontinued operations	(3,798)	-	-	-	-	-	(3,798)
Adjusted EBITDA (1)	$(4,322)	$8,891	$(855)	$41	$(65)	$(3,658)	$32
Basic (loss) income per share from continuing operations	$(0.03)	$0.02	$(0.12)	$-	$(0.01)	$(0.06)	$(0.20)
Basic loss per share from discontinued operations	$(0.04)	$-	$-	$-	$-	$-	$(0.04)
Basic (loss) income per share	$(0.07)	$0.02	$(0.12)	$-	$(0.01)	$(0.06)	$(0.24)
Diluted (loss) income per share from continuing operations	$(0.03)	$0.02	$(0.12)	$-	$(0.01)	$(0.06)	$(0.20)
Diluted loss per share from discontinued operations	$(0.04)	$-	$-	$-	$-	$-	$(0.04)
Diluted (loss) income per share	$(0.07)	$0.02	$(0.12)	$-	$(0.01)	$(0.06)	$(0.24)

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

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and our interest in Rose LifeScience for the three and six months ended June 30, 2025 and 2024. Beginning on April 1, 2024, our interest in Rose LifeScience increased from 70% to 80%, which is reflected in the results presented below.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Sales

Canadian Cannabis net sales for the three months ended June 30, 2025 were $44,518 compared with $40,745 for the three months ended June 30, 2024. The increase of $3,773, or 9%, was primarily driven by an increase in international sales of $10,475, primarily driven by continued strength in export volumes to Germany, partially offset by a decrease in net branded sales of $5,573, reflecting a planned shift away from value-based product offerings, and a decrease in non-branded sales of $1,189.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the three months ended June 30, 2025, the Company incurred excise duties of $14,812 (C$20,504), or 37% of gross branded sales, compared with $19,815 (C$27,114), or 39% of gross branded sales, for the three months ended June 30, 2024. The decrease of $5,003 (C$6,610), or 25%, was due to a decrease in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the three months ended June 30, 2025, 57% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 75% for the three months ended June 30, 2024. Non-branded, international, and other sales accounted for 43% of Canadian Cannabis net sales for the three months ended June 30, 2025, as compared with 25% for the three months ended June 30, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024. Excluding pre-roll formats, the average net selling price of branded flower increased by 11% in 2025 due to a lower ratio of sales for our value brand Fraser Valley Weed Co. The net average selling price of bulk non-branded flower increased by 38%, due to a reduced need to move aged flower inventory compared to 2024. Bulk trim decreased by 16% in 2025, due to a large sales at above average price in Q2 2024, offset by higher potencies driving slightly higher average prices during 2025. The net average selling price of International sales decreased by 8% due to a shift in product mix favoring bulk flower over packaged flower.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024
Branded sales	$39,774	$50,350
Non-branded sales	7,077	8,266
International sales	11,980	1,505
Other	499	439
Less: excise taxes	(14,812)	(19,815)
Net Sales	$44,518	$40,745

	For the Three Months Ended June 30,
(in thousands of Canadian dollars)	2025	2024
Branded sales	$55,041	$68,896
Non-branded sales	9,613	11,314
International sales	16,579	2,059
Other	690	601
Less: excise taxes	(20,504)	(27,114)
Net Sales	$61,419	$55,756

Cost of Sales

Canadian Cannabis cost of sales for the three months ended June 30, 2025 was $27,050 compared with $30,040 for the three months ended June 30, 2024. The decrease of $2,990, or 10%, was primarily due to a decrease in volume (kilograms) packaged and sold of our branded and non-branded products and a shift in International sales mix favoring bulk flower which has a lower average cost per gram over packaged flower.

Gross Profit

Canadian Cannabis gross profit for the three months ended June 30, 2025 was $17,468, a 63% increase compared to $10,705 for the three months ended June 30, 2024. Canadian Cannabis gross margin for the three months ended June 30, 2025 was 39% compared with 26% for the three months ended June 30, 2024. The increase in gross margin was due to higher sales volume of bulk flower in International sales, as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended June 30, 2025 were $8,604, or 19%, of sales compared with $8,749, or 21%, of sales for the three months ended June 30, 2024.

Net Income

Canadian Cannabis net income for the three months ended June 30, 2025 was $6,489 compared with net income of $1,384 for the three months ended June 30, 2024. The increase in net income was primarily due to the improved margins, partially offset by an increase in the tax provision expense of $2,084.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended June 30, 2025 was $11,860 compared with $4,818 for the three months ended June 30, 2024. The increase of $7,042, or 146%, between periods was primarily due to higher sales at improved margins in the Canadian Cannabis segment. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Sales

Canadian Cannabis net sales for the six months ended June 30, 2025 were $79,355 compared with $78,191 for the six months ended June 30, 2024. The increase of $1,164, or 1%, was primarily driven by an increase in international sales of $14,365, primarily driven by continued strength in export volumes to Germany, partially offset by a decrease in net branded sales, reflecting a planned shift away from value-based product offerings.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the six months ended June 30, 2025, the Company incurred excise duties of $28,759 (C$40,520), or 38% of gross branded sales, compared with $39,518 (C$53,679), or 40% of gross branded sales, for the six months ended June 30, 2024. The decrease of $10,759 (C$13,159), or 27%, was due to a decrease in kilograms sold in the branded channel and the impact of exchange rate fluctuations. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the six months ended June 30, 2025, 60% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 76% for the six months ended June 30, 2024. Non-branded, international, and other sales accounted for 40% of Canadian Cannabis net sales for the six months ended June 30, 2025, as compared with 24% for the six months ended June 30, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024. Excluding pre-roll formats, the average net selling price of branded flower increased by 11% in 2025 due to a lower ratio of sales for our value brand Fraser Valley Weed Co. The net average selling price of bulk non-branded flower increased by 45%, due primarily to a reduced need to move aged flower inventory compared to 2024. Bulk trim pricing increased by 12% in 2025, largely due to an increase in the market price and higher potencies leading to higher average prices offset by large sales at above average price in Q2 2024. The net average selling price of International sales decreased by 11% due to a shift in product mix favoring bulk flower over packaged flower.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024
Branded sales	$76,472	$99,073
Non-branded sales	13,367	14,736
International sales	17,368	3,003
Other	907	896
Less: excise taxes	(28,759)	(39,518)
Net Sales	$79,355	$78,191

	For the Six Months Ended June 30,
(in thousands of Canadian dollars)	2025	2024
Branded sales	$107,726	$134,589
Non-branded sales	18,622	20,046
International sales	24,314	4,080
Other	1,277	1,218
Less: excise taxes	(40,520)	(53,679)
Net Sales	$111,419	$106,254

Cost of Sales

Canadian Cannabis cost of sales for the six months ended June 30, 2025 was $49,412 compared with $57,978 for the six months ended June 30, 2024. The decrease of $8,566, or 15%, was primarily due to a decrease in volume (kilograms) packaged and sold of our branded and non-branded products and a shift in International sales mix favoring bulk flower which has a lower average cost per gram over packaged flower.

Gross Profit

Canadian Cannabis gross profit for the six months ended June 30, 2025 was $29,943, a 48% increase compared to $20,213 for the six months ended June 30, 2024. Canadian Cannabis gross margin for the six months ended June 30, 2025 was 38% compared with 26% for the six months ended June 30, 2024. The increase in gross margin was due to higher sales volume of bulk flower in International sales, as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the six months ended June 30, 2025 were $17,366, or 22%, of sales compared with $16,453, or 21%, of sales for the six months ended June 30, 2024. The increase of $913 was primarily due to higher commercial and marketing expenses and incremental integration costs.

Net Income

Canadian Cannabis net income for the six months ended June 30, 2025 was $9,521 compared with net income of $2,231 for the six months ended June 30, 2024. The increase in net income was primarily due to the improved margins, partially offset by an increase in the tax provision expense of $2,646 and an increase in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the six months ended June 30, 2025 was $18,558 compared with $8,891 for the six months ended June 30, 2024. The increase of $9,667, or 109%, between periods was primarily due to improved margins in the Canadian Cannabis segment. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

U.S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three and six months ended June 30, 2025 and 2024, U.S. Cannabis financial results are based on the results of Balanced Health.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Sales

U.S. Cannabis net sales for the three months ended June 30, 2025 was $3,841 compared with $4,297 for the three months ended June 30, 2024. The decrease of $456, or 11%, was primarily due to new restrictions on CBD sales in an additional eight states commencing July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended June 30, 2025 was $1,405 compared with $1,668 for the three months ended June 30, 2024. The decrease of $263, or 16%, was primarily due to lower sales and cost efficiencies from the internalization of our gummy manufacturing.

Gross Profit

U.S Cannabis gross profit for the three months ended June 30, 2025 decreased $193, or 7%, to $2,436, or a 63% gross margin, compared with $2,629, or a 61% gross margin, for the three months ended June 30, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended June 30, 2025 were $2,445 compared with $2,960 for the three months ended June 30, 2024. The decrease of $515, or 17%, was due to more efficient marketing and brand spending and contract renegotiation.

Net Loss

U.S. Cannabis net loss for the three months ended June 30, 2025 was $226 compared with net loss of $12,270 for the three months ended June 30, 2024. The increase of $12,044 was primarily due to an impairment charge on goodwill and intangible assets taken in the three months ended June 30, 2024 of ($11,939) that did not recur in 2025.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended June 30, 2025 was $45 compared with ($240) for the three months ended June 30, 2024. The improvement of $285 was primarily due to the lower selling, general, and administrative expenses. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Sales

U.S. Cannabis net sales for the six months ended June 30, 2025 was $7,745 compared with $8,834 for the six months ended June 30, 2024. The decrease of $1,089, or 12%, was primarily due to new restrictions on CBD sales in an additional eight states beginning July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the six months ended June 30, 2025 was $2,716 compared with $3,510 for the six months ended June 30, 2024. The decrease of $794, or 23%, was primarily due to lower sales and cost efficiencies from the internalization of our gummy manufacturing.

Gross Profit

U.S Cannabis gross profit for the six months ended June 30, 2025 decreased $295, or 6%, to $5,029, or a 65% gross margin, compared with $5,324, or a 60% gross margin, for the six months ended June 30, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the six months ended June 30, 2025 were $4,980 compared with $6,366 for the six months ended June 30, 2024. The decrease of $1,386, or 22%, is due to more efficient marketing and brand spending and contract renegotiation.

Net Loss

U.S. Cannabis net loss for the six months ended June 30, 2025 was $168 compared with net loss of $12,981 for the six months ended June 30, 2024. The increase of $12,813 was primarily due to an impairment charge on goodwill and intangible assets taken in the six months ended June 30, 2024 of ($11,939) that did not recur in 2025.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the six months ended June 30, 2025 was $159 compared with ($855) for the six months ended June 30, 2024. The improvement of $1,014 was primarily due to the lower selling, general, and administrative expenses. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

NETHERLANDS CANNABIS SEGMENT RESULTS

The Netherlands Cannabis segment consists of Leli Holland. Leli Holland commenced sales during the first quarter of 2025. Leli Holland was not operational during the comparable quarter of 2024 and, as a result, comparative financial performance to the prior-year quarter is not meaningful.

Three Months Ended June 30, 2025

Sales

Net sales for the three months ended June 30, 2025 was $2,483.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 was $1,047.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $1,436, or a 58% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 was $557.

Net Income

Net income for the three months ended June 30, 2025 was $835.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2025 was $1,218.

Six Months Ended June 30, 2025

Sales

Net sales for the six months ended June 30, 2025 was $2,969.

Cost of Sales

Cost of sales for the six months ended June 30, 2025 was $1,332.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $1,637, or a 55% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 was $996.

Net Income

Net income for the six months ended June 30, 2025 was $593.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2025 was $1,295.

PRODUCE SEGMENT RESULTS

The produce segment consists of VFCLP. Produce’s comparative analysis are based on the consolidated results from continuing operations of VFLP and VFCLP for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Sales

Produce sales for the three months ended June 30, 2025 were $8,574 compared with $8,434 for the three months ended June 30, 2024, an increase of $140, or 2%.

Cost of Sales

Produce cost of sales for the three months ended June 30, 2025 decreased by $234, or 3%, to $7,975 compared with $8,209 for the three months ended June 30, 2024.

Gross Profit

Produce gross profit for the three months ended June 30, 2025 was $599 compared with a gross profit of $225 for the three months ended June 30, 2024. Gross margin for the three months ended June 30, 2025 was 7% compared with 3% for the three months ended June 30, 2024.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $133, or 13%, to $870 (10% of sales) compared with $1,003 (12% of sales) for the three months ended June 30, 2024.

Net Income (Loss) From Continuing Operations

Produce Income from continuing operations for the three months ended June 30, 2025 was $4,269 compared with a loss from continuing operations of $1,297 for the three months ended June 30, 2024. The change of $5,566 was primarily attributable to a favorable vendor settlements relating to the partial recovery of prior period operational losses from the ToBRFV infestation.

Net Income (Loss)

Produce net income for the three months ended June 30, 2025 was $20,563 compared with a net loss of $8,300 for the three months ended June 30, 2024. The increase of $28,863 was primarily attributable to an improvement on income (loss) from discontinued operations, net of tax of $23,297 and a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation.

Adjusted EBITDA

Produce Adjusted EBITDA for the three months ended June 30, 2025 was $2,552 compared with ($6,350) for the three months ended June 30, 2024. The increase of $8,902 in Adjusted EBITDA was primarily attributable to a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Sales

Produce sales for the six months ended June 30, 2025 were $8,601 compared with $8,438 for the six months ended June 30, 2024, an increase of $163, or 2%.

Cost of Sales

Produce cost of sales for the six months ended June 30, 2025 increased by $245, or 3%, to $9,444 compared with $9,199 for the six months ended June 30, 2024.

Gross (Loss) Profit

Produce gross loss for the six months ended June 30, 2025 was $843 compared with $761 for the six months ended June 30, 2024. Gross margin for the six months ended June 30, 2025 was (10%) compared with (9%) for the six months ended June 30, 2024.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the six months ended June 30, 2025 increased by $26, or 2%, to $1,585 (18% of sales) compared with $1,559 (18% of sales) for the six months ended June 30, 2024.

Net Income (Loss) From Continuing Operations

Produce income from continuing operations for the six months ended June 30, 2025 was $1,515 compared with a loss from continuing operations of $3,339 for the six months ended June 30, 2024. The change of $4,854 was primarily attributable to a favorable vendor settlements relating to the partial recovery of prior period operational losses from the ToBRFV infestation.

Net Income (Loss)

Produce net income for the six months ended June 30, 2025 was $12,806 compared with a net loss of $8,186 for the six months ended June 30, 2024. The change of $20,992 was primarily attributable to an improvement on income (loss) from discontinued operations, net of tax of $16,138 and a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation.

Adjusted EBITDA

Produce Adjusted EBITDA for the six months ended June 30, 2025 was ($2,570) compared with ($4,322) for the six months ended June 30, 2024. The change of $1,752 in Adjusted EBITDA was primarily due to the favorable legal settlement. For additional information, refer to the reconciliation of Adjusted EBITDA to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At June 30, 2025, cash, cash equivalents, and restricted cash were $64,988 and working capital was $85,753, compared with cash and cash equivalents of $24,631 and working capital of $53,800 at December 31, 2024. We believe that our existing cash, cash generated from our operating activities and the availability under our Pure Sunfarms Revolving Credit Facility, will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of June 30, 2025
FCC Term Loan		$19,837	$19,837
Pure Sunfarms Term Loan Facility		$19,266	$19,266
Pure Sunfarm Revolving Credit Facility	C$	10,000	$—

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

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of June 30, 2025 and December 31, 2024 was $209 and $271, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $19,837 on June 30, 2025 and $20,821 on December 31, 2024. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of June 30, 2025 and December 31, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 7.83% and 8.12% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2025 and December 31, 2024 was $90,997 and $101,068, respectively.

On April 10, 2025, the Company entered into the A&R Credit Agreement with respect to the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) replaces the fixed charged ratio covenant with a more favorable liquidity ratio covenant.

Pure Sunfarms Loans

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

The Pure Sunfarms Revolving Credit Facility can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility was $19,266 as of June 30, 2025 and is repayable, on a quarterly basis, in an amount equal to C$1.0 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2028.

The loans under the Pure Sunfarms Secured Credit Facilities accrue interest at a rate equal to, at the Company’s option, (a) the Canadian Prime Rate plus the applicable margin, or (b) the Canadian Overnight Repo Rate Average plus the applicable margin. The applicable margin for the Pure Sunfarms Secured Credit Facility is determined based upon the leverage ratio.

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

The PSF Revolving Line of Credit could be drawn for advances of up to C$15,000 and had an outstanding balance of $0 as of December 31, 2024. Interest under the PSF Revolving Line of Credit was payable at the Canadian prime rate plus an applicable margin per annum, payable monthly.

The outstanding amount on the PSF Non-Revolving Facility was $6,262 on December 31, 2024. Interest under the PSF Non-Revolving Facility was payable at the Canadian prime rate plus an applicable margin per annum.

The outstanding amount on the PSF Term Loan was $10,436 on December 31, 2024. Interest under the PSF Term Loan was payable at the Canadian prime rate plus an applicable margin per annum.

The outstanding amount under the BDC Facility, a demand loan included in current liabilities was $3,043 on December 31, 2024. Interest under the BDC Facility was payable at an interest rate of 8.70%, payable monthly.

Summary of Cash Flows

	For the Six Months Ended June 30,
(in Thousands)	2025	2024
Cash, beginning of period	$24,631	$35,291
Net cash flow provided by (used in):
Operating activities	22,265	(3,713)
Investing activities	(5,289)	(2,813)
Financing activities	(4,986)	(5,886)
Discontinued operations	27,892	7,219
Net cash increase (decrease) for the period	39,882	(5,193)
Effect of exchange rate changes on cash	475	(441)
Cash, end of the period	$64,988	$29,657

Operating Activities - Continuing Operations

For the six months ended June 30, 2025 and 2024, cash provided by (used in) operating activities were $22,265 and ($3,713), respectively. The operating activities for the six months ended June 30, 2025 consisted of $6,207 in changes in non-cash working capital items and $16,058 in changes before non-cash working capital items, while operating activities for the six months ended June 30, 2024 consisted of ($6,021) in changes in non-cash working capital items and $2,308 in changes before non-cash working capital items. The reduction when comparing the change in before non-cash working capital items for 2025 with 2024 was primarily due to a improvements in Canadian Cannabis gross margins in 2025 compared with 2024.

Investing Activities - Continuing Operations

For the six months ended June 30, 2025 and 2024, cash used in investing activities were ($5,289) and ($2,813), respectively. The increase in investing activities for the six months ended June 30, 2025 was primarily due to capital expenditures made for the Leli Phase II indoor cultivation facility in the town of Groningen.

Financing Activities - Continuing Operations

For the six months ended June 30, 2025 and 2024, cash used in financing activities were ($4,986) and ($5,886), respectively. For the six months ended June 30, 2025, cash used in financing activities consisted of debt repayments of ($4,554). For the six months ended June 30, 2024, cash flows used in financing activities consisted of debt repayments of ($2,870) and cash used for the acquisition of an additional 10% ownership of Rose LifeScience.

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

Reconciliation of Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of net loss to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net income (loss) from continuing operations	$10,203	$(16,546)	$8,503	$(21,554)
Add:
Amortization and depreciation	5,068	4,314	8,410	8,356
Foreign currency exchange (gain) loss	(1,743)	349	(1,761)	1,124
Interest expense, net	705	579	1,332	1,287
Provision for income taxes	2,503	260	3,486	580
Share-based compensation	123	2,196	268	2,601
Deferred financing fees	47	—	47	10
Goodwill and intangible impairments	—	11,939	—	11,939
Other impairments	217	—	217	—
Other expenses	—	35	—	—
Adjustments attributable to non-controlling interest	(12)	(212)	58	(513)
Adjusted EBITDA from continuing operations	17,111	2,914	20,560	3,830
Adjustments attributable to discontinued operations	(3,851)	(6,473)	(7,219)	(3,798)
Adjusted EBITDA (1)	$13,260	$(3,559)	$13,341	$32

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

Reconciliation of Segmented Net Loss to Adjusted EBITDA

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended June 30, 2025
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$4,269	$6,489	$(226)	$226	$835	$(1,390)	$10,203
Add:
Amortization and depreciation	1,913	2,729	49	—	339	38	5,068
Foreign currency exchange gain	(130)	(84)	—	—	—	(1,529)	(1,743)
Interest expense, net	414	316	—	—	—	(25)	705
Provision for (recovery of) income taxes	(69)	2,343	—	204	44	(19)	2,503
Share-based compensation	6	32	5	—	—	80	123
Deferred financing fees	—	47	—	—	—	—	47
Other impairments	—	—	217	—	—	—	217
Adjustments attributable to non-controlling interest	—	(12)	—	—	—	—	(12)
Adjusted EBITDA from continuing operations	6,403	11,860	45	430	1,218	(2,845)	17,111
Adjustments attributable to discontinued operations	(3,851)	—	—	—	—	—	(3,851)
Adjusted EBITDA (2)	$2,552	$11,860	$45	$430	$1,218	$(2,845)	$13,260

	For The Three Months Ended June 30, 2024
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$(1,297)	$1,384	$(12,270)	$61	$(289)	$(4,135)	$(16,546)
Add:
Amortization and depreciation	821	3,084	50	—	313	46	4,314
Foreign currency exchange loss (gain)	29	(9)	—	—	—	329	349
Interest expense, net	574	188	—	—	—	(183)	579
(Recovery of) provision for income taxes	(4)	259	—	—	—	5	260
Share-based compensation	—	42	41	—	—	2,113	2,196
Goodwill and intangible impairments (1)	—	—	11,939	—	—	—	11,939
Other expenses	—	35	—	—	—	—	35
Adjustments attributable to non-controlling interest	—	(165)	—	—	(47)	—	(212)
Adjusted EBITDA from continuing operations	123	4,818	(240)	61	(23)	(1,825)	2,914
Adjustments attributable to discontinued operations	(6,473)	—	—	—	—	—	(6,473)
Adjusted EBITDA (2)	$(6,350)	$4,818	$(240)	$61	$(23)	$(1,825)	$(3,559)

	For The Six Months Ended June 30, 2025
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$1,515	$9,521	$(168)	$551	$593	$(3,509)	$8,503
Add:
Amortization and depreciation	2,273	5,303	98	—	654	82	8,410
Foreign currency exchange gain	(82)	(135)	—	—	—	(1,544)	(1,761)
Interest expense, net	924	457	—	—	—	(49)	1,332
Provision for income taxes	—	3,234	—	204	48	—	3,486
Share-based compensation	19	73	12	—	—	164	268
Deferred financing fees	—	47	—	—	—	—	47
Other impairments	—	—	217	—	—	—	217
Adjustments attributable to non-controlling interest	—	58	—	—	—	—	58
Adjusted EBITDA from continuing operations	4,649	18,558	159	755	1,295	(4,856)	20,560
Adjustments attributable to discontinued operations	(7,219)	—	—	—	—	—	(7,219)
Adjusted EBITDA (2)	$(2,570)	$18,558	$159	$755	$1,295	$(4,856)	$13,341

	For The Six Months Ended June 30, 2024
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$(3,339)	$2,231	$(12,981)	$41	$(598)	$(6,908)	$(21,554)
Add:
Amortization and depreciation	1,639	5,880	104	—	627	106	8,356
Foreign currency exchange loss	38	22	—	—	—	1,064	1,124
Interest expense, net	1,142	482	—	—	—	(337)	1,287
(Recovery of) provision for income taxes	(4)	588	—	—	—	(4)	580
Share-based compensation	—	97	83	—	—	2,421	2,601
Deferred financing fees	—	10	—	—	—	—	10
Goodwill and intangible impairments (1)	—	—	11,939	—	—	—	11,939
Adjustments attributable to non-controlling interest	—	(419)	—	—	(94)	—	(513)
Adjusted EBITDA from continuing operations	(524)	8,891	(855)	41	(65)	(3,658)	3,830
Adjustments attributable to discontinued operations	(3,798)	—	—	—	—	—	(3,798)
Adjusted EBITDA (2)	$(4,322)	$8,891	$(855)	$41	$(65)	$(3,658)	$32
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

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), income (loss) from continuing operations, income (loss) from consolidated entities, net income (loss), and Adjusted EBITDA for the three and six months ended June 30, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2024 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended June 30,		As Reported Change		For the Three Months Ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$59,899	$53,597	$6,302	12%	$60,403	$6,806	13%
Cost of sales	(37,557)	(39,960)	2,403	6%	(37,863)	2,097	5%
Selling, general and administrative expenses	(15,411)	(17,056)	1,645	10%	(15,508)	1,548	9%
Other (expense) income, net	5,517	(937)	6,454	689%	5,514	6,451	688%
Goodwill and intangible asset impairments (1)	—	(11,939)	11,939	100%	—	11,939	100%
Income (loss) before taxes and equity method investment income	12,448	(16,295)	28,743	176%	12,545	28,840	177%
Income (loss) from continuing operations	9,945	(16,555)	26,500	160%	10,015	26,570	160%
Income (loss) from discontinued operations, net of tax	16,294	(7,003)	23,297	333%	16,294	23,297	333%
Income (loss) including non-controlling interests	26,239	(23,558)	49,797	211%	26,309	49,867	212%
Net income (loss) attributable to Village Farms International, Inc. shareholders	26,497	(23,549)	50,046	213%	26,570	50,119	213%
Adjusted EBITDA - Constant Currency (2)	13,260	(3,559)	16,819	473%	13,394	16,953	476%

	As Reported				As Adjusted for Constant Currency
	For the Six Months Ended June 30,		As Reported Change		For the Six Months Ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$99,579	$95,584	$3,995	4%	$102,601	$7,017	7%
Cost of sales	(63,057)	(70,730)	7,673	11%	(64,923)	5,807	8%
Selling, general and administrative expenses	(30,030)	(31,306)	1,276	4%	(30,684)	622	2%
Other (expense) income, net	4,827	(2,419)	7,246	300%	4,808	7,227	299%
Goodwill and intangible asset impairments (1)	—	(11,939)	11,939	100%	—	11,939	100%
Income (loss) before taxes and equity method investment income	11,319	(20,810)	32,129	154%	11,802	32,612	157%
Income (loss) from continuing operations	7,833	(21,390)	29,223	137%	8,187	29,577	138%
Income (loss) from discontinued operations, net of tax	11,291	(4,847)	16,138	333%	11,291	16,138	333%
Income (loss) including non-controlling interests	19,124	(26,237)	45,361	173%	19,478	45,715	174%
Net income (loss) attributable to Village Farms International, Inc. shareholders	19,794	(26,401)	46,195	175%	20,173	46,574	176%
Adjusted EBITDA - Constant Currency (2)	13,341	32	13,309	41591%	14,068	14,036	43863%
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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the six months ended June 30, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At June 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its reporting units to be below their carrying amounts. At June 30, 2025, the carrying value of goodwill associated with our Cannabis – Canada segment was $44.5 million and the carrying value of intangible assets associated with our Cannabis – Canada segment was $20.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2025, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of June 30, 2025, we had approximately $39,103 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 6.9%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point decreases of approximately 2.6% over the comparable period in 2024.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $50 and $100 for the three and six months ended June 30, 2025, respectively, and $58 and $116 for the three and six months ended June 30, 2024, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2025 and 2024, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7324 and C$1.00 = US$0.7310, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2025 and 2024 with the net foreign exchange gain or loss directly impacting net income (loss):

	June 30, 2025	June 30, 2024
Financial assets
Cash and cash equivalents	$3,166	$2,847
Trade receivables	3,707	3,853
Inventories	4,735	6,760
Prepaid and deposits	494	285
Financial liabilities
Trade payables and accrued liabilities	(4,591)	(4,306)
Loan payable	(2,665)	(3,153)
Net foreign exchange gain	$4,846	$6,286

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weaknesses described above, during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may fail to realize the expected benefits of privatizing certain assets and operations of its Produce Segment (the "Transaction").

The Company believes that the Transaction will provide certain benefits to the Company and its shareholders, including enabling the Company to focus on its growing international cannabis business, repositioning its fresh produce business to flourish independently with new strategic capital partners and improving the upside potential for its produce business. However, these expected benefits may not be achieved, or may take longer than expected to realize, and other assumptions upon which the Company had determined the benefits of the Transaction may prove to be incorrect. The produce business will be operated through a partnership, in which the Company has a minority interest. The Company cannot control the actions of its partners, including any non-performance, default, or bankruptcy of the partners. As a result, the Company may have limited control over such arrangements and experience returns that are not proportional to the risks and resources contributed. To the extent that the anticipated benefits of the Transaction are not achieved, or take longer than expected to achieve, the results of operations and the financial condition of the Company may suffer, which may materially adversely affect the Company’s business, operations and financial performance and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company did not repurchase any of its Common Shares during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1

Framework Agreement Regarding Partnership and Membership Interests, Contributions, and Exchanges by and Among Village Farms International, Inc., Village Farms Canada Limited Partnership, and Village Farms, L. P; Vanguard Food GP LLC, Vanguard Food LP, Vanguard Food Holdings LLC, Vanguard Food LLC, and Vanguard Produce Canada ULC; and Kennedy Lewis Capital Partners Master Fund II LP; and Sweat Equities SPV LLC dated May 12, 2025 (incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K/A filed with the SEC on May 22, 2025)^

10.2	Amendment and Restated Limited Partnership Agreement of Vanguard Food LP, dated May 30, 2025^

10.3

Amendment and Restated Limited Liability Company Agreement by and among Vanguard Food GP LLC, Sweat Equities SPV LLC, Kenedy Lewis Capital Partners Master Fund II LP, and Village Farms International Inc., dated May 30, 2025^

10.4

Transition Service Agreement by and Among Village Farms International, Inc., Village Farms, L.P., Village Farms Canada Limited Partnership, Vanguard Food LP, Vanguard Food GP LLC, Vanguard Food Holdings LLC, Vanguard Food LLC, and Vanguard Produce Canada ULC, dated May 30, 2025^

10.5	Marfa Sublease Agreement between Agro Power Development, Inc. and Vanguard Food LLC., dated May 30, 2025^

10.6	Sales, Marketing & Distribution Agreement, by and among Village Farms Canada Limited Partnership and Vanguard Produce Canada ULC, dated May 30, 2025^

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: August 11, 2025