Form 10-Q
period 2025-09-30
Village Farms International, Inc.
filed 2025-11-10
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2025

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

As of November 8, 2025, 115,517,766 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Vanguard Food LP. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Leli Holland B.V. ("Leli"); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose, and Leli and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis in the United States; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under Leli; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for its Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$82,561	$24,631
Restricted cash	5,000	—
Trade receivables, net	31,351	22,160
Inventories, net	34,203	41,256
Other receivables	579	247
Prepaid expenses and deposits	2,931	2,806
Current assets of discontinued operations	—	24,919
Total current assets	156,625	116,019
Non-current assets
Property, plant and equipment, net	179,845	175,226
Investments	6,279	2,656
Goodwill	43,696	42,315
Intangibles, net	23,755	25,105
Deferred tax asset	719	1,005
Right-of-use assets	3,587	4,372
Other assets	3,878	2,178
Non-current assets of discontinued operations	—	20,430
Total assets	$418,384	$389,306
LIABILITIES
Current liabilities
Line of credit	$—	$4,000
Trade payables	9,511	11,254
Current maturities of long-term debt	4,841	8,142
Accrued sales taxes	11,758	8,740
Accrued loyalty program	519	1,029
Accrued liabilities	10,116	8,972
Lease liabilities - current	1,134	1,060
Income tax payable	8,538	51
Other current liabilities	7,381	1,053
Current liabilities of discontinued operations	2,608	17,918
Total current liabilities	56,406	62,219
Non-current liabilities
Long-term debt	29,753	32,420
Deferred tax liability	20,161	19,940
Lease liabilities - non-current	3,459	4,199
Other non-current liabilities	3,240	2,196
Non-current liabilities of discontinued operations	—	4,374
Total liabilities	113,019	125,348
MEZZANINE EQUITY
Redeemable non-controlling interest	9,997	9,953
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 114,970,100 shares issued and outstanding at September 30, 2025 and 112,337,049 shares issued and outstanding at December 31, 2024.	390,893	387,349
Additional paid in capital	31,886	30,604
Accumulated other comprehensive loss	(12,406)	(18,932)
Retained earnings	(115,005)	(145,016)
Total shareholders’ equity	295,368	254,005
Total liabilities, mezzanine equity and shareholders’ equity	$418,384	$389,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$66,741	$54,938	$166,320	$150,522
Cost of sales	(34,803)	(41,301)	(97,860)	(112,031)
Gross profit	31,938	13,637	68,460	38,491
Selling, general and administrative expenses	(15,599)	(14,565)	(45,629)	(45,871)
Interest expense	(646)	(779)	(2,162)	(2,594)
Interest income	360	229	544	757
Foreign exchange (loss) gain	(238)	352	1,470	(929)
Other (loss) income	(282)	379	4,169	528
Goodwill and intangible asset impairments	—	—	—	(11,939)
Income (loss) before taxes and equity method investment income	15,533	(747)	26,852	(21,557)
Provision for income taxes	(4,717)	(94)	(8,203)	(674)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	10,816	(841)	18,649	(22,231)
(Loss) Income from discontinued operations, net of tax	(276)	91	11,015	(4,756)
Income (loss) including non-controlling interests	10,540	(750)	29,664	(26,987)
Less: net (income) loss attributable to non-controlling interests, net of tax	(323)	(70)	347	(234)
Net income (loss) attributable to Village Farms International, Inc. shareholders	$10,217	$(820)	$30,011	$(27,221)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.01)	$0.17	$(0.21)
Discontinued operations	-	-	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.09	$(0.01)	$0.27	$(0.25)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$(0.01)	$0.16	$(0.21)
Discontinued operations	-	-	0.10	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.08	$(0.01)	$0.26	$(0.25)
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	113,039	111,917	112,577	111,045
Diluted	120,565	111,917	115,292	111,045
Income (loss) including non-controlling interests	$10,540	$(750)	$29,664	$(26,987)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,920)	2,595	6,915	(3,655)
Comprehensive income (loss) including non-controlling interests	6,620	1,845	36,579	(30,642)
Comprehensive (income) loss attributable to non-controlling interests	(140)	(222)	(40)	10
Comprehensive income (loss) attributable to Village Farms International, Inc. shareholders	$6,480	$1,623	$36,539	$(30,632)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2025
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance July 1, 2025	112,644	$387,350	$30,878	$(8,669)	$(125,222)	$284,337	$9,855
Share-based compensation	—	—	1,014	—	—	1,014	—
Shares issued on exercise of warrants	1,894	3,126	(6)	—	—	3,120	—
Shares issued on exercise of options	432	417	—	—	—	417	—
Cumulative translation adjustment	—	—	—	(3,737)	—	(3,737)	(183)
Net income	—	—	—	—	10,217	10,217	325
Balance at September 30, 2025	114,970	$390,893	$31,886	$(12,406)	$(115,005)	$295,368	$9,997

	Three Months Ended September 30, 2024
	Number of Common Shares (in thousands)	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) income	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance at July 1, 2024	111,728	$386,719	$30,405	$(9,394)	$(135,566)	$517	$272,681	$10,358
Share-based compensation	609	630	245	—	—	—	875	—
Acquisition of redeemable non-controlling interest	—	—	(312)	—	—	(489)	(801)	—
Cumulative translation adjustment	—	—	—	2,443	—	27	2,470	125
Net (loss) income	—	—	—	—	(820)	(55)	(875)	125
Balance at September 30, 2024	112,337	$387,349	$30,338	$(6,951)	$(136,386)	$—	$274,350	$10,608

	Nine Months Ended September 30, 2025
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2025	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$254,005	$9,953
Share-based compensation	306	—	1,282	—	—	1,282	—
Shares issued on exercise of warrants	1,895	3,127	—	—	—	3,127	—
Shares issued on exercise of options	432	417	—	—	—	417	—
Cumulative translation adjustment	—	—	—	6,526	—	6,526	389
Net income (loss)	—	—	—	—	30,011	30,011	(345)
Balance at September 30, 2025	114,970	$390,893	$31,886	$(12,406)	$(115,005)	$295,368	$9,997

	Nine Months Ended September 30, 2024
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2024	110,249	$386,719	$25,611	$(3,540)	$(109,165)	$649	$300,274	$15,667
Share-based compensation	2,088	630	2,846	—	—	—	3,476	—
Acquisition of redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Acquisition of non-controlling interest	—	—	(312)	—	—	(489)	(801)	—
Cumulative translation adjustment	—	—	—	(3,411)	—	—	(3,411)	(244)
Net (loss) income	—	—	—	—	(27,221)	(160)	(27,381)	394
Balance at September 30, 2024	112,337	$387,349	$30,338	$(6,951)	$(136,386)	$—	$274,350	$10,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Income (loss) from continuing operations including non-controlling interests	$18,649	$(22,231)
Adjustments to reconcile net loss attributable to Village Farms International, Inc. shareholders to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	12,572	12,934
Amortization of deferred charges	79	10
Interest expense	2,162	2,594
Interest paid on long-term debt	(2,215)	(3,128)
Unrealized foreign exchange (gain) loss	(56)	143
Goodwill and intangible asset impairments	—	11,939
Non-cash lease expense	740	593
Share-based compensation	1,282	3,476
Deferred income taxes	(133)	384
Changes in non-cash working capital items	13,630	(3,911)
Net cash provided by operating activities from continuing operations	46,710	2,803
Cash flows used in investing activities:
Purchases of property, plant and equipment	(7,117)	(5,527)
Purchases of intangibles	—	(80)
Net cash used in investing activities from continuing operations	(7,117)	(5,607)
Cash flows (used in) provided by financing activities:
Repayments on borrowings	(6,612)	(4,301)
Purchase of non-controlling interest	—	(3,817)
Proceeds from exercise of warrants and options	3,544	—
Other financing activities	(543)	—
Net cash used in financing activities from continuing operations	(3,611)	(8,118)
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	(5,865)	7,139
Net cash provided by (used in) investing activities from discontinued operations	38,710	(2,620)
Net cash used in financing activities from discontinued operations	(4,000)	—
Net cash flows provided by discontinued operations	28,845	4,519
Effect of exchange rate changes on cash and cash equivalents	(1,897)	(192)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,930	(6,595)
Cash, cash equivalents and restricted cash, beginning of period	24,631	35,291
Cash, cash equivalents and restricted cash, end of period	$87,561	$28,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of September 30, 2025 were Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Leli Holland B.V. (“Leli”), Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., and VF Clean Energy, Inc. (“VFCE”). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

VFF's wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 80% ownership interest of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, Leli, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands. VFF owns and operates sophisticated, highly intensive agricultural greenhouse facilities in British Columbia, where it produces premium-quality tomatoes.

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

As of September 30, 2025, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

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

Principles of Consolidation

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

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars are shown below:

	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	0.7185	0.7398	0.6957
Three-month period ended	0.7261	0.7331	N/A
Nine-month period ended	0.7151	0.7352	N/A

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following as of:

Classification	September 30, 2025	December 31, 2024
Cannabis:
Raw materials	$4,140	$6,372
Work-in-progress	9,383	7,052
Finished goods	15,559	21,872
Packaging	4,326	3,100
Produce:
Crop inventory	795	2,860
Inventory	$34,203	$41,256

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

The following tables disaggregate the Company’s net revenues from continuing operations by major source.

	For the Three Months Ended September 30,
Classification	September 30, 2025	September 30, 2024
Cannabis:
Branded (1)	$26,846	$27,277
Non-Branded	7,344	7,402
International	11,858	1,360
U.S. Cannabis	3,337	3,943
Netherlands Cannabis	3,587	—
Other	535	424
Produce	12,841	14,340
Clean Energy	393	192
Total Revenue	$66,741	$54,938

	For the Nine Months Ended September 30,
Classification	September 30, 2025	September 30, 2024
Cannabis:
Branded (1)	$74,554	$86,832
Non-Branded	20,715	22,147
International	29,226	4,355
U.S. Cannabis	11,082	12,777
Netherlands Cannabis	6,556	—
Other	1,443	1,320
Produce	21,442	22,778
Clean Energy	1,302	313
Total Revenue	$166,320	$150,522
(1)
Branded revenues are shown net of excise tax on products. Excise tax on products was $15,712 and $17,674 for the three months ended September 30, 2025 and 2024, respectively and $44,476 and $57,193 for the nine months ended September 30, 2025 and 2024, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	September 30, 2025	December 31, 2024
Land	$13,888	$13,451
Leasehold and land improvements	9,733	8,799
Buildings	184,468	180,091
Machinery and equipment	58,911	55,637
Construction in progress	16,626	10,971
Less: Accumulated depreciation	(103,781)	(93,723)
Property, plant and equipment, net	$179,845	$175,226

Depreciation expense on property, plant and equipment, was $3,349 and $3,829 for the three months ended September 30, 2025 and 2024, respectively, and $10,128 and $10,535 for the nine months ended September 30, 2025 and 2024, respectively.

Capitalized interest was $0 and $260 for the three months ended September 30, 2025 and 2024, respectively, and $188 and $825 for the nine months ended September 30, 2025 and 2024, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025:

Cannabis - Canada
Balance as of December 31, 2024	$42,315
Foreign currency translation adjustment	1,381
Balance as of September 30, 2025	$43,696

Intangible Assets

Intangible assets consisted of the following as of:

Classification	September 30, 2025	December 31, 2024
Licenses	$18,328	$17,196
Brand and trademarks*	3,377	12,520
Customer relationships	12,939	12,530
Computer software	289	2,029
Other*	144	144
Less: Accumulated amortization	(11,322)	(10,064)
Less: Impairments*	—	(9,250)
Intangibles, net	$23,755	$25,105

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of September 30, 2025 was as follows:

Fiscal period
Remainder of 2025	$811
2026	3,227
2027	3,212
2028	1,852
2029	1,850
Thereafter	9,282
Intangibles, net	$20,234

Amortization expense was $813 and $749 for the three months ended September 30, 2025 and 2024, respectively, and $2,444 and $2,399 for the nine months ended September 30, 2025 and 2024, respectively.

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

During the nine months ended September 30, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments.

At September 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

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

Cannabis - Canada

At September 30, 2024, when the Company considered qualitative factors in assessing impairment indicators for Canadian Cannabis it concluded that as of September 30, 2024, no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	September 30, 2025	December 31, 2024
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (7.87% at September 30, 2025); matures May 3, 2027	$16,345	$20,821
Term loan - ("Pure Sunfarms Term Loan Facility") - C$27.4M - repayable by quarterly principal payments of C$1.0 million and accrued interest at Canadian prime interest or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (5.28% at September 30, 2025), matures February 7, 2028.	18,249	—
Term Loan - ("Pure Sunfarms Non-Revolving Facility") - C$19.0M - Canadian prime interest rate plus an applicable margin , repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026 . Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	6,262
Term loan - ("Pure Sunfarms Term Loan") - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	10,436
Term Loan - (Pure Sunfarms "BDC Facility") - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at Canadian prime interest rate plus an applicable margin, matures December 31, 2031. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	3,043
Total	$34,594	$40,562
Less current maturities	4,841	8,142
Total long-term debt	$29,753	$32,420

As collateral for the FCC Term Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of September 30, 2025 and December 31, 2024 was $98,423 and $101,068, respectively.

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

The weighted average annual interest rate on short-term borrowings as of September 30, 2025 and December 31, 2024 was 6.3% and 9.4%, respectively.

Accrued interest payable on all long-term debt as of September 30, 2025 and December 31, 2024 was $183 and $271, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2025 and thereafter are as follows:

Remainder of 2025	$1,209
2026	4,835
2027	16,768
2028	11,782
Total	$34,594

7. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Vanguard Food, LP (“Vanguard”), backed by private investment firms, to privatize certain assets and operations of its Fresh Produce segment (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Vanguard common units, less the carrying amount of net assets disposed. The gain on sale was recorded based on available data and management estimates as of September 30, 2025 and is subject to post-closing selling price adjustments which could result in further adjustments to the gain on sale. The following table outlines the calculation of the initial gain on sale of the Transaction:

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

Details of the net (loss) income from discontinued operations, net of tax, were as follows:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$(210)	$28,430	$62,543	$103,105
Cost of sales	(82)	(26,359)	(65,928)	(101,127)
Gross loss	(292)	2,071	(3,385)	1,978
Selling, general and administrative expenses	(396)	(1,976)	(5,125)	(6,723)
Interest expense	—	(4)	(7)	(11)
Gain on sale of assets	—	—	19,985	—
(Loss) income from discontinued operations before income taxes	(688)	91	11,468	(4,756)
Recovery of (provision for) income taxes	412	—	(453)	—
Net (loss) income from discontinued operations, net of tax	$(276)	$91	$11,015	$(4,756)

The following table summarizes the assets and liabilities of the discontinued operations:

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Trade receivables, net	$—	$11,505
Inventories, net	—	11,881
Other Receivables	—	80
Prepaid expenses and deposits	—	1,453
Total current assets of discontinued operations	—	24,919
Non-current assets
Property, plant and equipment, net	—	15,037
Right-of-use assets	—	5,393
Total non-current assets of discontinued operations	—	20,430
Total assets of discontinued operations	$—	$45,349
LIABILITIES
Current liabilities
Trade payables	$211	$13,245
Accrued liabilities	2,397	3,236
Lease liabilities - current	—	1,437
Total current liabilities of discontinued operations	2,608	17,918
Non-current liabilities
Lease liabilities - non-current	—	4,374
Total liabilities of discontinued operations	$2,608	$22,292

8. EQUITY INVESTMENTS

On May 30, 2025, the Company closed on the Transaction with Vanguard to privatize certain assets and operations of its Fresh Produce segment (Note 7). As part of the Transaction, the Company received a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3,530, included in investments within the Condensed Consolidated Statements of Financial Position. We account for our investment in Vanguard under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Vanguard arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Vanguard of $0 for the three and nine months ended September 30, 2025.

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

At September 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, trade receivables, line of credit, trade payables, accrued liabilities, lease liabilities, and note payables. The carrying value of cash and cash equivalents, trade receivables, trade payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, and note payables approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at September 30, 2025 and December 31, 2024. There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2025 and 2024.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the three and nine months ended September 30, 2025, the Company paid C$50 and C$164, respectively, and for the three and nine months ended September 30, 2024 the Company paid C$40 and C$230, respectively, to lease this office space.

One of the Company’s former employees is related to a member of the Company’s executive management team and received approximately $- and $99 in salary and benefits during the three and nine months ended September 30, 2025, and $45 and $130 in salary and benefits during the three and nine months ended September 30, 2024.

11. INCOME TAXES

The Company has recorded a provision for income taxes of $4,717 and $8,203 for the three and nine months ended September 30, 2025, respectively, compared with a provision for income taxes of $94 and $674 for the same periods last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $44,716 as of September 30, 2025 and $48,561 as of December 31, 2024. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of September 30, 2025, the Company’s net deferred tax assets totaled $719 and were primarily derived from a tax planning strategy to utilize a portion of its existing net operating loss carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U. S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company analyzed the effects of the new tax legislation and determined that there is no significant impact in the current quarter.

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

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in five reportable segments: Cannabis-Canada, Cannabis-U.S., Cannabis - Netherlands (previously Leli), Produce, and Clean Energy. The Cannabis-Canada segment produces and supplies cannabis products to be sold to other licensed providers and provincial governments across Canada and internationally. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications across the United States. The Cannabis - Netherlands segment produces and supplies cannabis products in the Netherlands, supplying designated coffee shops. The Produce segment, subsequent to the Transaction, produces premium quality tomatoes. The Clean Energy business receives a royalty representing a portion of the natural gas that is sold to one customer pursuant to its long-term contract.

The accounting policies of the segments are the same as those described in the summary of business, basis of presentation and significant accounting policies. The Company evaluates performance for all of its reportable segments based on segment operating income (loss) from operations.

For all of its reportable segments, the CODM uses segment operating income (loss) to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the income (loss) when making decisions about allocating capital and personnel to the segments. The CODM also uses segment income (loss) to assess the performance for each segment by comparing the results with one another.

Discontinued operations are not included in the applicable reportable segments.

The following tables reflect the reconciliation of segment revenue and significant segment expenses from continuing operations reconciled to the consolidated income (loss) from continuing operations before income taxes and equity method investments:

	For the Three Months Ended September 30, 2025
	Produce(4)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$12,841	$46,583	$3,337	$393	$3,587	$66,741
Cost of sales	(10,833)	(20,628)	(1,348)	(66)	(1,928)	(34,803)
Selling, general and administrative expenses	(217)	(9,140)	(2,425)	(22)	(702)	(12,506)
Segment operating income (loss)	$1,791	$16,815	$(436)	$305	$957	$19,432
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)						(806)
Other corporate expenses (3)						(3,093)
Income from continuing operations before taxes and income from equity method investments						$15,533

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$14,340	$36,463	$3,943	$192	$—	$54,938
Cost of sales	(12,930)	(26,864)	(1,443)	(64)	—	(41,301)
Selling, general and administrative expenses	(715)	(7,983)	(2,692)	(1)	(385)	(11,776)
Segment operating income (loss)	$695	$1,616	$(192)	$127	$(385)	$1,861
Reconciliation of segment operating income (loss) to loss from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)						181
Goodwill and intangible asset impairments						-
Other corporate expenses (3)						(2,789)
Loss from continuing operations before taxes and income from equity method investments						$(747)

	For the Nine Months Ended September 30, 2025
	Produce(4)	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$21,442	$125,938	$11,082	$1,302	$6,556	$166,320
Cost of sales	(20,277)	(70,040)	(4,064)	(219)	(3,260)	(97,860)
Selling, general and administrative expenses	(1,802)	(26,506)	(7,405)	(23)	(1,698)	(37,434)
Segment operating (loss) income	$(637)	$29,392	$(387)	$1,060	$1,598	$31,026
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)						4,021
Other corporate expenses (3)						(8,195)
Income from continuing operations before taxes and income from equity method investments						$26,852

	For the Nine Months Ended September 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$22,778	$114,654	$12,777	$313	$—	$150,522
Cost of sales	(22,129)	(84,842)	(4,953)	(107)	—	(112,031)
Selling, general and administrative expenses	(2,274)	(24,436)	(9,058)	(38)	(1,089)	(36,895)
Segment operating (loss) income	$(1,625)	$5,376	$(1,234)	$168	$(1,089)	$1,596
Reconciliation of segment operating income (loss) to loss from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)						(2,238)
Goodwill and intangible asset impairments						(11,939)
Other corporate expenses (3)						(8,976)
Loss from continuing operations before taxes and income from equity method investments						$(21,557)
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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

(4)
Beginning May 31, 2025, as set forth in the Sales, Marketing & Distribution Agreement, the Company entered into a multi-year supply agreement with Village Fresh to provide them with all of the produce from our Delta greenhouses, as such, Village Fresh is the produce segment's sole customer.

The following tables summarize our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Nine Months Ended September 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	1	243	—	—	—	244	300	544
Interest expense	1,270	892	—	—	—	2,162	—	2,162
Depreciation and amortization	3,086	8,231	145	—	1,003	12,465	107	12,572
Share based compensation	26	290	72	—	3	391	891	1,282
Other significant noncash items:
Non-cash lease expense	51	63	627	—	—	740	—	740
Expenditures for segment assets	708	1,943	10	—	4,456	7,117	—	7,117

	For the Nine Months Ended September 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	3	355	—	—	—	358	399	757
Interest expense	1,700	878	—	16	—	2,594	—	2,594
Depreciation and amortization	2,456	9,221	154	—	951	12,782	152	12,934
Share based compensation	—	126	66	—	—	192	3,284	3,476
Other significant noncash items:
Non-cash lease expense	98	65	430	—	—	593	—	593
Expenditures for segment assets	792	191	35	—	4,509	5,527	—	5,527

The following tables summarize our total assets by reportable segment:

	September 30, 2025	December 31, 2024
Assets
Produce	$54,730	$51,983
Cannabis - Canada	289,979	266,433
Cannabis - United States	5,530	6,728
Clean Energy	736	360
Cannabis - Netherlands	19,459	11,093
Total assets for reportable segments	$370,434	$336,597
Corporate	47,950	7,360
Consolidated total assets from continuing operations	$418,384	$343,957

The Company’s primary operations are in the United States, Canada, and the Netherlands. The following tables summarizes our assets by geographic location:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Total assets from continuing operations	September 30, 2025	December 31, 2024
United States	$38,121	$46,922
Canada	360,804	285,942
Netherlands	19,459	11,093
	$418,384	$343,957

Long-lived assets from continuing operations	September 30, 2025	December 31, 2024
United States	$29,623	$26,930
Canada	216,144	216,061
Netherlands	15,992	9,866
	$261,759	$252,857

13. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Village Farms International, Inc. shareholders from continuing operations	$10,493	$(911)	$18,996	$(22,465)
(Loss) income from discontinued operations, net of tax	$(276)	$91	$11,015	$(4,756)
Denominator:
Weighted average number of common shares - basic	113,039	111,917	112,577	111,045
Effect of dilutive securities- share-based employee options and awards	7,526	—	2,715	—
Weighted average number of common shares - diluted	120,565	111,917	115,292	111,045
Antidilutive options and awards	18,634	6,692	23,445	6,692
Net income (loss) per ordinary share:
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.01)	$0.17	$(0.21)
Discontinued operations	-	-	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.09	$(0.01)	$0.27	$(0.25)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$(0.01)	$0.16	$(0.21)
Discontinued operations	-	-	0.10	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.08	$(0.01)	$0.26	$(0.25)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation

Share-based compensation expense was $1,014 and $1,282 for the three and nine months ended September 30, 2025, respectively, and $875 and $3,476 for the three and nine months ended September 30, 2024, respectively.

Stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,968,409	$3.30	6.79	$90
Granted	450,000	$0.76	4.55	$—
Exercised	(431,831)	$0.97
Forfeited/expired	(93,834)	$3.39
Outstanding at September 30, 2025	6,892,744	$3.28	5.75	$9,535
Exercisable at September 30, 2025	4,592,752	$4.44	5.42	$4,558

Restricted shares activity for the nine months ended September 30, 2025 was as follows:

	Number of Restricted Stock Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	700,860	$0.86
Granted	2,812,740	0.67
Vested and issued	(306,120)	0.37
Forfeited	(73,566)	0.60
Outstanding at September 30, 2025	3,133,914	$0.68
Exercisable at September 30, 2025	—	$-

Share buyback program

On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding common stock. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

As of September 30, 2025, there have been no shares purchased since the authorization of the share buyback program.

Warrants

Warrant activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,350,000	$1.65	3.50
Exercised	(1,895,100)	$1.65
Issued	—	$-	-
Expired	—	$-	-
Outstanding at September 30, 2025	16,454,900	$1.65	2.75

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

15. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
Trade receivables	$(6,910)	$(1,829)
Inventories	7,827	12,859
Lease liabilities	(691)	(2,399)
Other receivables	3	(65)
Prepaid expenses and deposits	(14)	2,669
Trade payables	(1,472)	(8,934)
Accrued liabilities	11,283	(2,662)
Other assets, net of other liabilities	3,604	(3,550)
	$13,630	$(3,911)

The Company paid income taxes of $27 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

The Company paid interest expense of $2,215 and $3,128 for the nine months ended September 30, 2025 and 2024, respectively.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Leli Holland B. V. (“Leli” or “Leli Holland”), Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”).

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

Through our produce segment, we grow premium-quality, greenhouse-grown tomatoes in Canada. The tomato products are grown in sophisticated, highly intensive agricultural greenhouse facilities located in British Columbia.

On May 30, 2025, the Company closed on the transformative transaction to privatize certain assets and operations of its Produce segment, including its Marfa II and Fort Davis greenhouses, and all of its produce distribution centers, through a series of asset and lease transfers. The Company determined that the assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented. For further information on the Transaction please refer to our Form 8-K filed with the SEC on June 5, 2025. The information contained within such Form 8-K is incorporated by reference herein.

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

Recent Developments and Updates

Canadian Cannabis

•
Company continues to maintain a top five overall market share position in Canada and the number two position in dried flower despite planned reductions in sales of lower-margin SKUs1;
•
Significantly surpassed the high end of its targeted gross margin range of 30-40%, marking the third consecutive quarter meeting or exceeding the target range, contributing to record quarterly and YTD adjusted EBITDA performance;
•
Introduced several new and unique packaging innovations to the Canadian market, including the launch of a one-way aroma valve built directly into its dried flower packaging, windowed packaging for its flower products which enables consumers to see product before purchase, and a proprietary built-in matchbox accessory for its pre-roll offerings to meet growing demand for ready-to-enjoy cannabis experiences
•
Published groundbreaking peer-reviewed research in Scientific Reports (Nature Portfolio), highlighting the natural variability of THC potency within cannabis plants, reinforcing a need for a greater focus on product quality versus potency and more transparent and accurate labeling across the industry; and,
•
Subsequent to quarter end, began expansion of cultivation capacity in its Delta 2 greenhouse to meet increasing demand in Canadian and international export markets. The expansion is being funded with existing cash on hand and is expected to yield an incremental 40 metric tons of annualized cannabis production, expanding capacity by approximately 33%.

1. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

International Medical Cannabis (Reported Within Canadian Cannabis)

•
International export sales increased 758% year-over-year, driven by continued strength of demand in Germany and steady performance across other international markets;
•
Company believes that it remains the largest exporter of medical cannabis to Europe, and that it has gained market share sequentially in Germany in each of the past four quarters1
•
Company continues to distribute several leading cultivars in Germany through third-party partners2

1. Based on German government data and Company estimates

2. Based on Company estimates and rankings compiled by German outlet Flowzz

Netherlands Cannabis (Leli Holland)

•
Operations in the Company’s Phase I facility in Drachten have now ramped up to full capacity, while demonstrating strong profitability and cash flow generation;
•
Leli Holland products are now represented in 91% of participating coffeeshops; representing increased market penetration sequentially as compared to the second quarter;
•
The Company has continued to introduce new products into the market, including hash offerings and pre-rolls and it expects to launch additional products for coffeeshops during the fourth quarter;
•
Construction of the Company’s Phase II facility in Groningen remains on track to be operational in Q1 2026. When completed, the Phase II facility is expected to quintuple total annualized production capacity to approximately 10,000 kilograms.

U.S. Cannabis

•
The Company's application for a Texas medicinal marijuana license remains pending review by the Department of Public Services. New license awards are expected to be granted on December 1, 2025. If awarded, the Company plans to work with its listing authority to structure an acceptable ownership structure and comply with all applicable regulatory requirements.

Corporate

•
On September 29, 2025, the Company’s Board of Directors unanimously approved a US$10 million share repurchase authorization for up to 5,687,000 common shares (five percent of the Company’s issued and outstanding common shares at the date of announcement).
•
On November 6, 2025, the Company announced the hiring of Brian Ellis to the role of Chief Information and Technology Officer (CITO) to lead the Company’s global technology and information strategy. Mr. Ellis brings over 25 years of enterprise architecture, IT strategy, and large-scale digital transformation experience across various global industries, including roles at Nike, Topgolf Callaway, and Booking.com.

Presentation of Financial Results

Our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 presented below reflect the operations of our consolidated wholly-owned subsidiaries, our 70% ownership interest in Rose LifeScience through March 31, 2024, our 80% ownership interest in Rose LifeScience beginning on April 1, 2024, our 85% ownership interest in Leli through September 22, 2024, and our 100% ownership interest in Leli beginning on September 23, 2024.

Foreign currency exchange rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2025, September 30, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	0.7185	0.7398	0.6957
Three-month period ended	0.7261	0.7331	N/A
Nine-month period ended	0.7151	0.7352	N/A

RESULTS OF OPERATIONS

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$66,741	$54,938	$166,320	$150,522
Cost of sales	(34,803)	(41,301)	(97,860)	(112,031)
Gross profit	31,938	13,637	68,460	38,491
Selling, general and administrative expenses	(15,599)	(14,565)	(45,629)	(45,871)
Interest expense	(646)	(779)	(2,162)	(2,594)
Interest income	360	229	544	757
Foreign exchange (loss) gain	(238)	352	1,470	(929)
Other (loss) income	(282)	379	4,169	528
Goodwill and intangible asset impairments	—	—	—	(11,939)
Income (loss) before taxes and equity method investment income	15,533	(747)	26,852	(21,557)
Provision for income taxes	(4,717)	(94)	(8,203)	(674)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	10,816	(841)	18,649	(22,231)
(Loss) Income from discontinued operations, net of tax	(276)	91	11,015	(4,756)
Income (loss) including non-controlling interests	10,540	(750)	29,664	(26,987)
Less: net (income) loss attributable to non-controlling interests, net of tax	(323)	(70)	347	(234)
Net income (loss) attributable to Village Farms International, Inc. shareholders	$10,217	$(820)	$30,011	$(27,221)
Adjusted EBITDA from continuing operations	$20,686	$4,675	$41,246	$8,505
Adjustments attributable to discontinued operations	(398)	627	(7,617)	(3,171)
Adjusted EBITDA (1)	$20,288	$5,302	$33,629	$5,334
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.09	$(0.01)	$0.17	$(0.21)
Discontinued operations	-	-	0.10	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.09	$(0.01)	$0.27	$(0.25)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$(0.01)	$0.16	$(0.21)
Discontinued operations	$—	$—	$0.10	$(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.08	$(0.01)	$0.26	$(0.25)

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

We caution that our results of operations for the three and nine months ended September 30, 2025 and 2024 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the three and nine months ended September 30, 2025 and 2024 is included below. The consolidated results include all five of our operating segments: Canadian Cannabis, U. S. Cannabis, Cannabis Netherlands,

Produce, and Clean Energy, along with public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below.

CONSOLIDATED RESULTS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Sales

Sales for the three months ended September 30, 2025 were $66,741 compared with $54,938 for the three months ended September 30, 2024. The increase of $11,803, or 21%, was primarily due to an increase in Canadian Cannabis sales of $10,120 due to the growth of our international business, and first year sales from Leli of $3,587, partially offset by a decrease in Produce sales of $1,499, due to a commission charged on produce sales as a result of the supply agreement with Vanguard Food LP., and a decrease in U.S. Cannabis sales of $606. For additional information, refer to “Segmented Results of Operations” below.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 were $34,803 compared with $41,301 for the three months ended September 30, 2024. The decrease of $6,498, or 16%, was primarily due to a decrease in Canadian Cannabis cost of sales of $6,236, a decrease in U.S. Cannabis cost of sales of $95, and a decrease in Produce cost of sales of $2,097, partially offset by the cost of first year sales of Leli of $1,928. For additional information, refer to “Segmented Results of Operations” below.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $31,938 compared with $13,637 for the three months ended September 30, 2024. The increase of $18,301, or 134%, was primarily due to an increase in gross profit in Canadian Cannabis of $16,356, the gross profit on first year sales from Leli of $1,659, and an increase in gross profit in Produce of $598. For additional information, refer to “Segmented Results of Operations” below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $15,599 (23% of sales) compared with $14,565 (27% of sales) for the three months ended September 30, 2024. For additional information, refer to “Segmented Results of Operations” below.

	For the Three Months Ended September 30,
	2025	2024
Selling, general and administrative expenses	$14,585	$13,690
Share-based compensation	1,014	875
Total selling, general and administrative expenses	$15,599	$14,565

Interest Expense

Interest expense for the three months ended September 30, 2025 was $646 compared with $779 for the three months ended September 30, 2024.

Interest Income

Interest income for the three months ended September 30, 2025 and was $360 compared with $229 for the three months ended September 30, 2024.

Other (Loss) Income

Other loss for the three months ended September 30, 2025 was $282 compared with other income of $379 for the three months ended September 30, 2024.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the three months ended September 30, 2025 was $15,533 compared with a loss before taxes of $747 for the three months ended September 30, 2024. The change of $16,280 was primarily due to the improved gross profit.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Three Months Ended September 30,
	2025	2024
(Loss) income from discontinued operations, net of tax	$(276)	$91
Net (loss) income from discontinued operations, net of tax	$(276)	$91

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the three months ended September 30, 2025 was $10,217 compared with a net loss of $820 for the three months ended September 30, 2024. The increase of $11,037 was primarily due to the improved gross margin, partially offset by an increase in the provision for income taxes of $4,623.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2025 was $20,288 compared with $5,302 for the three months ended September 30, 2024. The increase of $14,986, or 283%, was driven primarily by higher margins in Canadian Cannabis. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Sales

Sales for the nine months ended September 30, 2025 were $166,320 compared with $150,522 for the nine months ended September 30, 2024. The increase of $15,798, or 10%, was primarily due to an increase in Canadian Cannabis sales of $11,284, first year sales from Leli of $6,556, and an increase in Produce sales of $1,336, partially offset by a decrease in U.S. Cannabis sales of $1,695, For additional information, refer to “Segmented Results of Operations” below.

Cost of Sales

Cost of sales for the nine months ended September 30, 2025 were $97,860 compared with $112,031 for the nine months ended September 30, 2024. The decrease of $14,171, or 13%, was primarily due to a decrease in Canadian Cannabis cost of sales of $14,802, a decrease in Produce cost of sales of $1,852, and a decrease in U.S. Cannabis cost of sales of $889, partially offset by the cost of first year sales on Leli of $3,260. For additional information, refer to “Segmented Results of Operations” below.

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $68,460 compared with $38,491 for the nine months ended September 30, 2024. The increase of $29,969, or 78%, was primarily due to an increase in gross profit in Canadian Cannabis of $26,086, and gross margin on the first year sales of Leli of $3,296, partially offset by a decrease in gross profit in U.S. Cannabis of $806. For additional information, refer to “Segmented Results of Operations” below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $45,629 (27% of sales) compared with $45,871 (30% of sales) for the nine months ended September 30, 2024. For additional information, refer to “Segmented Results of Operations” below.

	For the Nine Months Ended September 30,
	2025	2024
Selling, general and administrative expenses	$44,347	$42,395
Share-based compensation	1,282	3,476
Total selling, general and administrative expenses	$45,629	$45,871

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $2,162 compared with $2,594 for the nine months ended September 30, 2024. The decrease of $432 or 17%, was due to a decrease in the overall borrowing base and a decrease in the interest rates on the Company's various debt instruments.

Interest Income

Interest income for the nine months ended September 30, 2025 and was $544 compared with $757 for the nine months ended September 30, 2024.

Other Income (Expense)

Other income for the nine months ended September 30, 2025 was $4,169 compared with other expense of $528 for the nine months ended September 30, 2024. Other income was primarily due to favorable vendor settlements relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus ("ToBRFV") infestation.

Goodwill and Intangible Asset Impairments

Goodwill and Intangible Assets Impairments for the nine months ended September 30, 2025 were $0 compared to $11,939 for the nine months ended September 30, 2024. The impairment in the prior year period was primarily related to the U.S. Cannabis reporting unit as a result of recent historical performance which underperformed relative to budget, a revised June 30, 2024 forecast which resulted in a shortfall compared to the March 31, 2024 forecast, the new restrictions on CBD sales in an additional eight states at July 1, 2024, and the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the nine months ended September 30, 2025 was $26,852 compared with a loss before taxes of $21,557 for the nine months ended September 30, 2024. The improvement of $48,409 was primarily due to the improved gross margins and a favorable vendor settlement during the nine months ended September 30, 2025 and an impairment charge of $11,939 during the nine months ended September, 2024.

Income (Loss) From Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Nine Months Ended September 30,
	2025	2024
Loss from discontinued operations, net of tax	$(8,970)	$(4,756)
Gain on sale of assets, net of tax	19,985	—
Net income (loss) from discontinued operations, net of tax	$11,015	$(4,756)

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for nine months ended September 30, 2025 was $30,011 compared with a net loss of $27,221 for the nine months ended September 30, 2024. The change of $57,232 was primarily due to the higher gross margin during the nine months ended September 30, 2025, a favorable vendor settlement during the nine months ended September 30, 2025, an improvement on income (loss) from discontinued operations, net of tax, of $15,771, which includes the gain on sale, net of tax, of $19,985, and an impairment charge of $11,939 during the nine months ended September 30, 2024.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2025 was $33,629 compared with $5,334 for the nine months ended September 30, 2024. The increase of $28,295, or 530%, was due primarily to higher margins in Canadian Cannabis and the favorable vendor settlement in Produce. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended September 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$12,841	$46,583	$3,337	$393	$3,587	$—	$66,741
Cost of sales	(10,833)	(20,628)	(1,348)	(66)	(1,928)	—	(34,803)
Selling, general and administrative expenses	(217)	(9,140)	(2,425)	(22)	(702)	(3,093)	(15,599)
Other (expense) income, net	(465)	(328)	(3)	—	(44)	34	(806)
Income (loss) before taxes and equity method investment income	1,326	16,487	(439)	305	913	(3,059)	15,533
Provision for income taxes	(26)	(4,486)	—	(82)	(123)	—	(4,717)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	1,300	12,001	(439)	223	790	(3,059)	10,816
Loss from discontinued operations net of tax	(276)	—	—	—	—	—	(276)
Income (loss) including non-controlling interests	1,024	12,001	(439)	223	790	(3,059)	10,540
Less: net income attributable to non-controlling interests, net of tax	—	(323)	—	—	—	—	(323)
Net income (loss)	$1,024	$11,678	$(439)	$223	$790	$(3,059)	$10,217
Adjusted EBITDA from continuing operations	$2,479	$19,310	$(332)	$305	$1,265	$(2,341)	$20,686
Adjustments attributable to discontinued operations	(398)	-	-	-	-	-	(398)
Adjusted EBITDA (1)	$2,081	$19,310	$(332)	$305	$1,265	$(2,341)	$20,288
Basic income (loss) per share from continuing operations	$0.01	$0.10	$-	$-	$0.01	$(0.03)	$0.09
Basic income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-
Basic income (loss) per share	$0.01	$0.10	$-	$-	$0.01	$(0.03)	$0.09
Diluted income (loss) per share from continuing operations	$0.01	$0.10	$-	$-	$0.01	$(0.03)	$0.09
Diluted income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-
Diluted income (loss) per share	$0.01	$0.10	$-	$-	$0.01	$(0.03)	$0.09

	For The Three Months Ended September 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$14,340	$36,463	$3,943	$192	$—	$—	$54,938
Cost of sales	(12,930)	(26,864)	(1,443)	(64)	—	—	(41,301)
Selling, general and administrative expenses	(715)	(7,983)	(2,692)	(1)	(385)	(2,789)	(14,565)
Other expense, net	(383)	(16)	—	170	—	410	181
Goodwill and intangible asset impairments	—	—	—	—	—	—	—
Income (loss) before taxes and equity method investment income	312	1,600	(192)	297	(385)	(2,379)	(747)
(Provision for) recovery of income taxes	(27)	(308)	—	—	239	2	(94)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	285	1,292	(192)	297	(146)	(2,377)	(841)
Income from discontinued operations net of tax	91	—	—	—	—	—	91
Income (loss) including non-controlling interests	376	1,292	(192)	297	(146)	(2,377)	(750)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(124)	—	—	54	—	(70)
Net income (loss)	$376	$1,168	$(192)	$297	$(92)	$(2,377)	$(820)
Adjusted EBITDA from continuing operations	$1,704	$4,752	$(159)	$313	$(54)	$(1,881)	$4,675
Adjustments attributable to discontinued operations	627	-	-	-	-	-	627
Adjusted EBITDA (1)	$2,331	$4,752	$(159)	$313	$(54)	$(1,881)	$5,302
Basic income (loss) per share from continuing operations	$-	$0.01	$-	$-	$-	$(0.02)	$(0.01)
Basic income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-
Basic income (loss) per share	$-	$0.01	$-	$-	$-	$(0.02)	$(0.01)
Diluted income (loss) per share from continuing operations	$-	$0.01	$-	$-	$-	$(0.02)	$(0.01)
Diluted income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-
Diluted income (loss) per share	$-	$0.01	$-	$-	$-	$(0.02)	$(0.01)

	For The Nine Months Ended September 30, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$21,442	$125,938	$11,082	$1,302	$6,556	$—	$166,320
Cost of sales	(20,277)	(70,040)	(4,064)	(219)	(3,260)	—	(97,860)
Selling, general and administrative expenses	(1,802)	(26,506)	(7,405)	(23)	(1,698)	(8,195)	(45,629)
Other income (expense), net	3,478	(820)	(220)	—	(44)	1,627	4,021
Income (loss) before taxes and equity method investment income	2,841	28,572	(607)	1,060	1,554	(6,568)	26,852
Provision for income taxes	(26)	(7,720)	—	(286)	(171)	—	(8,203)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	2,815	20,852	(607)	774	1,383	(6,568)	18,649
Income from discontinued operations net of tax	11,015	—	—	—	—	—	11,015
Income (loss) including non-controlling interests	13,830	20,852	(607)	774	1,383	(6,568)	29,664
Less: net loss attributable to non-controlling interests, net of tax	—	347	—	—	—	—	347
Net income (loss)	$13,830	$21,199	$(607)	$774	$1,383	$(6,568)	$30,011
Adjusted EBITDA from continuing operations	$7,128	$37,868	$(173)	$1,060	$2,560	$(7,197)	$41,246
Adjustments attributable to discontinued operations	(7,617)	-	-	-	-	-	(7,617)
Adjusted EBITDA (1)	$(489)	$37,868	$(173)	$1,060	$2,560	$(7,197)	$33,629
Basic income (loss) per share from continuing operations	$0.02	$0.19	$(0.01)	$0.02	$0.01	$(0.06)	$0.17
Basic income per share from discontinued operations	$0.10	$-	$-	$-	$-	$-	$0.10
Basic income (loss) per share	$0.12	$0.19	$(0.01)	$0.02	$0.01	$(0.06)	$0.27
Diluted income (loss) per share from continuing operations	$0.02	$0.18	$(0.01)	$0.02	$0.01	$(0.06)	$0.16
Diluted income per share from discontinued operations	$0.10	$-	$-	$-	$-	$-	$0.10
Diluted income (loss) per share	$0.12	$0.18	$(0.01)	$0.02	$0.01	$(0.06)	$0.26

	For The Nine Months Ended September 30, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$22,778	$114,654	$12,777	$313	$—	$—	$150,522
Cost of sales	(22,129)	(84,842)	(4,953)	(107)	—	—	(112,031)
Selling, general and administrative expenses	(2,274)	(24,436)	(9,058)	(38)	(1,089)	(8,976)	(45,871)
Other expense (income), net	(1,406)	(687)	—	170	—	(315)	(2,238)
Goodwill and intangible asset impairments	—	—	(11,939)	—	—	—	(11,939)
(Loss) income before taxes and equity method investment income	(3,031)	4,689	(13,173)	338	(1,089)	(9,291)	(21,557)
(Provison for) recovery of income taxes	(23)	(896)	—	—	239	6	(674)
Equity method investment income, net of tax	—	—	—	—	—	—	—
(Loss) income from continuing operations	(3,054)	3,793	(13,173)	338	(850)	(9,285)	(22,231)
Loss from discontinued operations net of tax	(4,756)	—	—	—	—	—	(4,756)
(Loss) income including non-controlling interests	(7,810)	3,793	(13,173)	338	(850)	(9,285)	(26,987)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(394)	—	—	160	—	(234)
Net (loss) income	$(7,810)	$3,399	$(13,173)	$338	$(690)	$(9,285)	$(27,221)
Adjusted EBITDA from continuing operations	$1,180	$13,643	$(1,014)	$354	$(119)	$(5,539)	$8,505
Adjustments attributable to discontinued operations	(3,171)	-	-	-	-	-	(3,171)
Adjusted EBITDA (1)	$(1,991)	$13,643	$(1,014)	$354	$(119)	$(5,539)	$5,334
Basic (loss) income per share from continuing operations	$(0.03)	$0.03	$(0.12)	$-	$(0.01)	$(0.08)	$(0.21)
Basic loss per share from discontinued operations	$(0.04)	$-	$-	$-	$-	$-	$(0.04)
Basic (loss) income per share	$(0.07)	$0.03	$(0.12)	$-	$(0.01)	$(0.08)	$(0.25)
Diluted (loss) income per share from continuing operations	$(0.03)	$0.03	$(0.12)	$-	$(0.01)	$(0.08)	$(0.21)
Diluted loss per share from discontinued operations	$(0.04)	$-	$-	$-	$-	$-	$(0.04)
Diluted (loss) income per share	$(0.07)	$0.03	$(0.12)	$-	$(0.01)	$(0.08)	$(0.25)

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

CANADIAN CANNABIS SEGMENT RESULTS

The Canadian Cannabis segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and our interest in Rose LifeScience for the three and nine months ended September 30, 2025 and 2024. Beginning on April 1, 2024, our interest in Rose LifeScience increased from 70% to 80%, which is reflected in the results presented below.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Sales

Canadian Cannabis net sales for the three months ended September 30, 2025 were $46,583 compared with $36,463 for the three months ended September 30, 2024. The increase of $10,120, or 28%, was driven by an increase in international sales of $10,498, primarily driven by continued strength in export volumes to Germany, partially offset by a decrease in net branded sales of $431, reflecting a planned shift away from value-based product offerings.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the three months ended September 30, 2025, the Company incurred excise duties of $15,712 (C$21,647), or 37% of gross branded sales, compared with $17,674 (C$24,109), or 39% of gross branded sales, for the three months ended September 30, 2024. The decrease of $1,962 (C$2,462), or 11%, was due to a decrease in kilograms sold in the branded channel. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the three months ended September 30, 2025, 58% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 75% for the three months ended September 30, 2024. Non-branded, international, and other sales accounted for 42% of Canadian Cannabis net sales for the three months ended September 30, 2025, compared with 25% for the three months ended September 30, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024. Excluding pre-roll formats, the average net selling price of branded flower increased by 6% in 2025 due to a lower ratio of sales for our value brand Fraser Valley Weed Co. The net average selling price of bulk non-branded flower increased by 45%, due to a reduced need to move aged flower inventory compared to 2024. The net average selling price of International sales decreased by 13% due to a shift in product mix favoring bulk flower over packaged flower.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024
Branded sales	$42,558	$44,951
Non-branded sales	7,344	7,402
International sales	11,858	1,360
Other	535	424
Less: excise taxes	(15,712)	(17,674)
Net Sales	$46,583	$36,463

	For the Three Months Ended September 30,
(in thousands of Canadian dollars)	2025	2024
Branded sales	$58,616	$61,317
Non-branded sales	10,134	10,097
International sales	16,332	1,873
Other	737	578
Less: excise taxes	(21,647)	(24,109)
Net Sales	$64,172	$49,756

Cost of Sales

Canadian Cannabis cost of sales for the three months ended September 30, 2025 was $20,628 compared with $26,864 for the three months ended September 30, 2024. The decrease of $6,236, or 23%, was primarily due to a decrease in volume (kilograms) packaged and sold of our branded products and a shift in International sales mix favoring bulk flower which has a lower average cost per gram over packaged flower.

Gross Profit

Canadian Cannabis gross profit for the three months ended September 30, 2025 was $25,955, a 170% increase compared to $9,599 for the three months ended September 30, 2024. Canadian Cannabis gross margin for the three months ended September 30, 2025 was 56% compared with 26% for the three months ended September 30, 2024. The increase in gross margin was due to higher sales volume of bulk flower in International sales, as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the three months ended September 30, 2025 were $9,140, or 20% of sales, compared with $7,983, or 22% of sales, for the three months ended September 30, 2024.

Net Income

Canadian Cannabis net income for the three months ended September 30, 2025 was $11,678 compared with net income of $1,168 for the three months ended September 30, 2024. The increase in net income was primarily due to the higher margin, partially offset by an increase in the tax provision expense of $4,178.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the three months ended September 30, 2025 was $19,310 compared with $4,752 for the three months ended September 30, 2024. The increase of $14,558, or 306%, was primarily due to higher sales at a higher margin. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net (Income) Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Sales

Canadian Cannabis net sales for the nine months ended September 30, 2025 were $125,938 compared with $114,654 for the nine months ended September 30, 2024. The increase of $11,284, or 10%, was driven by an increase in international sales of $24,871, primarily due to continued strength in export volumes to Germany, partially offset by a decrease in net branded sales, reflecting a shift away from value-based product offerings.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the nine months ended September 30, 2025, the Company incurred excise duties of $44,476 (C$62,167), or 37% of gross branded sales, compared with $57,193 (C$77,788), or 40% of gross branded sales, for the nine months ended September 30, 2024. The decrease of $12,717 (C$15,621), or 22%, was due to a decrease in kilograms sold in the branded channel and the impact of exchange rate fluctuations. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the nine months ended September 30, 2025, 59% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared with 76% for the nine months ended September 30, 2024. Non-branded, international, and other sales accounted for 41% of Canadian Cannabis net sales for the nine months ended September 30, 2025, as compared with 24% for the nine months ended September 30, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024. Excluding pre-roll formats, the average net selling price of branded flower increased by 6% in 2025 due to a lower ratio of sales for our value brand Fraser Valley Weed Co. The net average selling price of bulk non-branded flower increased by 38%, due primarily to a reduced need to move aged flower inventory compared to 2024. The net average selling price of International sales decreased by 10% due to a shift in product mix favoring bulk flower over packaged flower.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of the excise tax, in U.S. dollars and Canadian dollars, for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024
Branded sales	$119,030	$144,025
Non-branded sales	20,715	22,147
International sales	29,226	4,355
Other	1,443	1,320
Less: excise taxes	(44,476)	(57,193)
Net Sales	$125,938	$114,654

	For the Nine Months Ended September 30,
(in thousands of Canadian dollars)	2025	2024
Branded sales	$166,342	$195,906
Non-branded sales	28,756	30,143
International sales	40,646	5,953
Other	2,014	1,796
Less: excise taxes	(62,167)	(77,788)
Net Sales	$175,591	$156,010

Cost of Sales

Canadian Cannabis cost of sales for the nine months ended September 30, 2025 was $70,040 compared with $84,842 for the nine months ended September 30, 2024. The decrease of $14,802, or 17%, was primarily due to a decrease in volume (kilograms) packaged and sold of our branded and non-branded products and a shift in International sales mix favoring bulk flower which has a lower average cost per gram over packaged flower.

Gross Profit

Canadian Cannabis gross profit for the nine months ended September 30, 2025 was $55,898, a 88% increase compared to $29,812 for the nine months ended September 30, 2024. Canadian Cannabis gross margin for the nine months ended September 30, 2025 was 44% compared with 26% for the nine months ended September 30, 2024. The increase in gross margin was due to higher sales volume of bulk flower in International sales, as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Canadian Cannabis selling, general and administrative expenses for the nine months ended September 30, 2025 were $26,506, or 21%, of sales compared with $24,436, or 21%, of sales for the nine months ended September 30, 2024. The increase of $2,070 was primarily due to higher commercial and marketing expenses and incremental integration costs.

Net Income

Canadian Cannabis net income for the nine months ended September 30, 2025 was $21,199 compared with net income of $3,399 for the nine months ended September 30, 2024. The increase in net income was primarily due to the improved margins, partially offset by an increase in the tax provision expense of $6,824 and an increase in selling, general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for Canadian Cannabis for the nine months ended September 30, 2025 was $37,868 compared with $13,643 for the nine months ended September 30, 2024. The increase of $24,225, or 178%, was primarily due to the higher margin. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

U.S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment consists of Balanced Health. For the three and nine months ended September 30, 2025 and 2024, U.S. Cannabis financial results are based on the results of Balanced Health.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Sales

U.S. Cannabis net sales for the three months ended September 30, 2025 were $3,337 compared with $3,943 for the three months ended September 30, 2024. The decrease of $606, or 15%, was primarily due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and changes in state regulations restricting sales. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the three months ended September 30, 2025 was $1,348 compared with $1,443 for the three months ended September 30, 2024. The decrease of $95, or 7%, was primarily due to lower sales.

Gross Profit

U.S Cannabis gross profit for the three months ended September 30, 2025 decreased $511, or 20%, to $1,989, or a 60% gross margin, compared with $2,500, or a 63% gross margin, for the three months ended September 30, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the three months ended September 30, 2025 were $2,425 compared with $2,692 for the three months ended September 30, 2024. The decrease of $267, or 10%, was due to more efficient marketing and brand spending as well as favorable contract renegotiations.

Net Loss

U.S. Cannabis net loss for the three months ended September 30, 2025 was $439 compared with a net loss of $192 for the three months ended September 30, 2024. The increase of $247 was primarily due to lower sales at a lower margin.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the three months ended September 30, 2025 was ($332) compared with ($159) for the three months ended September 30, 2024. The decrease of $173 was primarily due lower sales at a lower margin . For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Sales

U.S. Cannabis net sales for the nine months ended September 30, 2025 was $11,082 compared with $12,777 for the nine months ended September 30, 2024. The decrease of $1,695, or 13%, was primarily due to new restrictions on sales in an additional eight states beginning July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the nine months ended September 30, 2025 was $4,064 compared with $4,953 for the nine months ended September 30, 2024. The decrease of $889, or 18%, was primarily due to lower sales and cost efficiencies from the internalization of our gummy manufacturing.

Gross Profit

U.S Cannabis gross profit for the nine months ended September 30, 2025 decreased $806, or 10%, to $7,018, or a 63% gross margin, compared with $7,824, or a 61% gross margin, for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling general and administrative expenses for the nine months ended September 30, 2025 were $7,405 compared with $9,058 for the nine months ended September 30, 2024. The decrease of $1,653, or 18%, is due to more efficient marketing and brand spending as well as favorable contract renegotiations.

Net Loss

U.S. Cannabis net loss for the nine months ended September 30, 2025 was $607 compared with a net loss of $13,173 for the nine months ended September 30, 2024. The decrease of $12,566 was primarily due to an impairment charge on goodwill and intangible assets taken in the nine months ended September 30, 2024 of ($11,939) that did not recur in 2025.

Adjusted EBITDA

U.S. Cannabis adjusted EBITDA for the nine months ended September 30, 2025 was ($173) compared with ($1,014) for the nine months ended September 30, 2024. The improvement of $841 was primarily due to the lower selling, general, and administrative expenses. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

NETHERLANDS CANNABIS SEGMENT RESULTS

The Netherlands Cannabis segment consists of Leli Holland. Leli Holland commenced sales during the first quarter of 2025. Leli Holland was not operational during the comparable periods of 2024 and, as a result, comparative financial performance to the prior-year periods is not meaningful.

Three Months Ended September 30, 2025

Sales

Net sales for the three months ended September 30, 2025 were $3,587.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 was $1,928.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $1,659, or a 46% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $702.

Net Income

Net income for the three months ended September 30, 2025 was $790.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2025 was $1,265.

Nine Months Ended September 30, 2025

Sales

Net sales for the nine months ended September 30, 2025 were $6,556.

Cost of Sales

Cost of sales for the nine months ended September 30, 2025 was $3,260.

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $3,296, or a 50% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $1,698.

Net Income

Net income for the nine months ended September 30, 2025 was $1,383.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2025 was $2,560.

PRODUCE SEGMENT RESULTS

The produce segment consists of VFCLP. Produce’s comparative analysis are based on the consolidated results from continuing operations of VFLP and VFCLP for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Sales

Produce sales for the three months ended September 30, 2025 were $12,841 compared with $14,340 for the three months ended September 30, 2024, a decrease of $1,499, or 10%, due to a commission charged on produce sales as a result of the supply agreement with Vanguard Food LP.

Cost of Sales

Produce cost of sales for the three months ended September 30, 2025 decreased by $2,097, or 16%, to $10,833 compared with $12,930 for the three months ended September 30, 2024, primarily due to a reduction in labor costs and favorable utility rates over the prior year.

Gross Profit

Produce gross profit for the three months ended September 30, 2025 was $2,008 compared with a gross profit of $1,410 for the three months ended September 30, 2024. Gross margin for the three months ended September 30, 2025 was 16% compared with 10% for the three months ended September 30, 2024.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the three months ended September 30, 2025 decreased by $498, or 70%, to $217 (2% of sales) compared with $715 (5% of sales) for the three months ended September 30, 2024.

Net Income From Continuing Operations

Produce net income from continuing operations for the three months ended September 30, 2025 was $1,300 compared with net income from continuing operations of $285 for the three months ended September 30, 2024. The change of $1,015 was primarily due to the improved margins and the lower SG&A.

Net Income

Produce net income for the three months ended September 30, 2025 was $1,024 compared with net income of $376 for the three months ended September 30, 2024. The increase of $648 was primarily due to the improved margins and the lower SG&A.

Adjusted EBITDA

Produce Adjusted EBITDA for the three months ended September 30, 2025 was $2,081 compared with $2,331 for the three months ended September 30, 2024. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net (Income) Loss to Adjusted EBITDA”.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Sales

Produce sales for the nine months ended September 30, 2025 were $21,442 compared with $22,778 for the nine months ended September 30, 2024, a decrease of $1,336, or 6% due to a commission charged on produce sales as a result of the supply agreement with Vanguard Food LP.

Cost of Sales

Produce cost of sales for the nine months ended September 30, 2025 decreased by $1,852, or 8%, to $20,277 compared with $22,129 for the nine months ended September 30, 2024, primarily due to favorable utility rates over the prior year.

Gross Profit

Produce gross profit for the nine months ended September 30, 2025 was $1,165 compared with $649 for the nine months ended September 30, 2024. Gross margin for the nine months ended September 30, 2025 was 5% compared with 3% for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the nine months ended September 30, 2025 decreased by $472, or 21%, to $1,802 (8% of sales) compared with $2,274 (10% of sales) for the nine months ended September 30, 2024.

Net Income (Loss) From Continuing Operations

Produce net income from continuing operations for the nine months ended September 30, 2025 was $2,815 compared with a net loss from continuing operations of $3,054 for the nine months ended September 30, 2024. The change of $5,869 was primarily attributable to a favorable vendor settlements relating to the partial recovery of prior period operational losses from the ToBRFV infestation.

Net Income (Loss)

Produce net income for the nine months ended September 30, 2025 was $13,830 compared with a net loss of $7,810 for the nine months ended September 30, 2024. The change of $21,640 was primarily attributable to an improvement on income (loss) from discontinued operations, net of tax of $15,771 and a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation.

Adjusted EBITDA

Produce Adjusted EBITDA for the nine months ended September 30, 2025 was ($489) compared with ($1,991) for the nine months ended September 30, 2024. The change of $1,502 in Adjusted EBITDA was primarily due to an improvement in Adjusted EBITDA from continuing operations as a result of a favorable vendor settlement, partially offset by a decrease in Adjusted EBITDA from discontinued operations due to poor performance of the Texas Greenhouses in the first half of 2025. For additional information, refer to the reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At September 30, 2025, cash, cash equivalents, and restricted cash were $87,561 and working capital was $100,219, compared with cash and cash equivalents of $24,631 and working capital of $53,800 at December 31, 2024. We believe that our existing cash, cash generated from our operating activities and the availability under our Pure Sunfarms Revolving Credit Facility, will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of September 30, 2025
FCC Term Loan		$16,345	$16,345
Pure Sunfarms Term Loan Facility		$18,249	$18,249
Pure Sunfarm Revolving Credit Facility	C$	10,000	$—

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

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of September 30, 2025 and December 31, 2024 was $183 and $271, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and a balance of $16,345 on September 30, 2025 and $20,821 on December 31, 2024. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of September 30, 2025 and December 31, 2024, borrowings under the FCC Term Loan agreement were subject to an interest rate of 7.87% and 8.12% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2025 and December 31, 2024 was $98,423 and $101,068, respectively.

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

The Pure Sunfarms Revolving Credit Facility can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility was $18,249 as of September 30, 2025 and is repayable, on a quarterly basis, in an amount equal to C$1.0 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2028.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
(in Thousands)	2025	2024
Cash, beginning of period	$24,631	$35,291
Net cash flow provided by (used in):
Operating activities	46,710	2,803
Investing activities	(7,117)	(5,607)
Financing activities	(3,611)	(8,118)
Discontinued operations	28,845	4,519
Net cash increase (decrease) for the period	64,827	(6,403)
Effect of exchange rate changes on cash	(1,897)	(192)
Cash, end of the period	$87,561	$28,696

Operating Activities - Continuing Operations

For the nine months ended September 30, 2025 and 2024, cash provided by (used in) operating activities were $46,710 and $2,803, respectively. The operating activities for the nine months ended September 30, 2025 consisted of $13,630 in changes in non-cash working capital items and $33,080 in changes before non-cash working capital items, while operating activities for the nine months ended September 30, 2024 consisted of ($3,911) in changes in non-cash working capital items and $6,714 in changes before non-cash working capital items. The improvement when comparing the change in before non-cash working capital items for 2025 with 2024 was primarily due to improvements in Canadian Cannabis gross margins in 2025 compared with 2024.

Investing Activities - Continuing Operations

For the nine months ended September 30, 2025 and 2024, cash used in investing activities were ($7,117) and ($5,607), respectively. The increase in investing activities for the nine months ended September 30, 2025 was primarily due to capital expenditures made for the Leli Phase II indoor cultivation facility in the town of Groningen.

Financing Activities - Continuing Operations

For the nine months ended September 30, 2025 and 2024, cash used in financing activities were ($3,611) and ($8,118), respectively. For the nine months ended September 30, 2025, cash used in financing activities consisted of debt repayments of ($6,612), partially offset by $3,544 in proceeds from the exercise of warrants and options. For the nine months ended September 30, 2024, cash flows used in financing activities consisted of debt repayments of ($4,301) and cash used for the acquisition of an additional 10% ownership of Rose LifeScience of ($3,817).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above and our Canadian and Netherlands expansion projects, we currently do not have any material cash requirements in the near future.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

The following table reflects a reconciliation of net income (loss) to Adjusted EBITDA, as presented by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net income (loss) from continuing operations	$10,493	$(911)	$18,996	$(22,465)
Add:
Amortization and depreciation	4,162	4,578	12,572	12,934
Foreign currency exchange loss (gain)	224	(358)	(1,537)	766
Interest expense, net	286	550	1,618	1,837
Provision for income taxes	4,717	94	8,203	674
Share-based compensation	1,014	875	1,282	3,476
Deferred financing fees	32	—	79	10
Goodwill and intangible impairments	—	—	—	11,939
Other impairments	—	—	217	—
Adjustments attributable to non-controlling interest	(242)	(153)	(184)	(666)
Adjusted EBITDA from continuing operations	20,686	4,675	41,246	8,505
Adjustments attributable to discontinued operations	(398)	627	(7,617)	(3,171)
Adjusted EBITDA (1)	$20,288	$5,302	$33,629	$5,334

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

Reconciliation of Segmented Net Income (Loss) to Adjusted EBITDA

The following table reflects a reconciliation of segmented net income (loss) to Adjusted EBITDA, as presented by the Company:

	For The Three Months Ended September 30, 2025
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$1,300	$11,678	$(439)	$223	$790	$(3,059)	$10,493
Add:
Amortization and depreciation	813	2,928	47	—	349	25	4,162
Foreign currency exchange (gain) loss	(12)	19	—	—	—	217	224
Interest expense, net	345	192	—	—	—	(251)	286
Provision for income taxes	26	4,486	—	82	123	—	4,717
Share-based compensation	7	217	60	—	3	727	1,014
Deferred financing fees	—	32	—	—	—	—	32
Adjustments attributable to non-controlling interest	—	(242)	—	—	—	—	(242)
Adjusted EBITDA from continuing operations	2,479	19,310	(332)	305	1,265	(2,341)	20,686
Adjustments attributable to discontinued operations	(398)	—	—	—	—	—	(398)
Adjusted EBITDA (2)	$2,081	$19,310	$(332)	$305	$1,265	$(2,341)	$20,288

	For The Three Months Ended September 30, 2024
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$285	$1,168	$(192)	$297	$(92)	$(2,377)	$(911)
Add:
Amortization and depreciation	817	3,341	50	—	324	46	4,578
Foreign currency exchange loss (gain)	20	(28)	—	—	—	(350)	(358)
Interest expense, net	555	42	—	16	—	(63)	550
Provision for (recovery of) income taxes	27	308	—	—	(241)	—	94
Share-based compensation	—	29	(17)	—	—	863	875
Adjustments attributable to non-controlling interest	—	(108)	—	—	(45)	—	(153)
Adjusted EBITDA from continuing operations	1,704	4,752	(159)	313	(54)	(1,881)	4,675
Adjustments attributable to discontinued operations	627	—	—	—	—	—	627
Adjusted EBITDA (2)	$2,331	$4,752	$(159)	$313	$(54)	$(1,881)	$5,302

	For The Nine Months Ended September 30, 2025
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net income (loss) from continuing operations	$2,815	$21,199	$(607)	$774	$1,383	$(6,568)	$18,996
Add:
Amortization and depreciation	3,086	8,231	145	—	1,003	107	12,572
Foreign currency exchange gain	(94)	(116)	—	—	—	(1,327)	(1,537)
Interest expense, net	1,269	649	—	—	—	(300)	1,618
Provision for income taxes	26	7,720	—	286	171	—	8,203
Share-based compensation	26	290	72	—	3	891	1,282
Deferred financing fees	—	79	—	—	—	—	79
Other impairments	—	—	217	—	—	—	217
Adjustments attributable to non-controlling interest	—	(184)	—	—	—	—	(184)
Adjusted EBITDA from continuing operations	7,128	37,868	(173)	1,060	2,560	(7,197)	41,246
Adjustments attributable to discontinued operations	(7,617)	—	—	—	—	—	(7,617)
Adjusted EBITDA (2)	$(489)	$37,868	$(173)	$1,060	$2,560	$(7,197)	$33,629

	For The Nine Months Ended September 30, 2024
(in thousands of U.S. dollars)	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Net (loss) income from continuing operations	$(3,054)	$3,399	$(13,173)	$338	$(690)	$(9,285)	$(22,465)
Add:
Amortization and depreciation	2,456	9,221	154	—	951	152	12,934
Foreign currency exchange loss (gain)	58	(6)	—	—	—	714	766
Interest expense, net	1,697	524	—	16	—	(400)	1,837
Provision for (recovery of) income taxes	23	896	—	—	(241)	(4)	674
Share-based compensation	—	126	66	—	—	3,284	3,476
Deferred financing fees	—	10	—	—	—	—	10
Goodwill and intangible impairments (1)	—	—	11,939	—	—	—	11,939
Adjustments attributable to non-controlling interest	—	(527)	—	—	(139)	—	(666)
Adjusted EBITDA from continuing operations	1,180	13,643	(1,014)	354	(119)	(5,539)	8,505
Adjustments attributable to discontinued operations	(3,171)	—	—	—	—	—	(3,171)
Adjusted EBITDA (2)	$(1,991)	$13,643	$(1,014)	$354	$(119)	$(5,539)	$5,334
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

Adjusted EBITDA – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), income (loss) from continuing operations, income (loss) from consolidated entities, net income (loss), and Adjusted EBITDA for the three and nine months ended September 30, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2024 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended September 30,		As Reported Change		For the Three Months Ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$66,741	$54,938	$11,803	21%	$67,190	$12,252	22%
Cost of sales	(34,803)	(41,301)	6,498	16%	(35,002)	6,299	15%
Selling, general and administrative expenses	(15,599)	(14,565)	(1,034)	(7%)	(15,687)	(1,122)	(8%)
Other (expense) income, net	(806)	181	(987)	545%	(809)	(990)	547%
Income (loss) before taxes and equity method investment income	15,533	(747)	16,280	2179%	15,692	16,439	2201%
Income (loss) from continuing operations	10,816	(841)	11,657	1386%	10,932	11,773	1400%
Income (loss) from discontinued operations, net of tax	(276)	91	(367)	403%	(276)	(367)	403%
Income (loss) including non-controlling interests	10,540	(750)	11,290	1505%	10,656	11,406	1521%
Net income (loss) attributable to Village Farms International, Inc. shareholders	10,217	(820)	11,037	1346%	10,330	11,150	1360%
Adjusted EBITDA - Constant Currency (2)	20,288	5,302	14,986	(283%)	20,474	15,172	(286%)

	As Reported				As Adjusted for Constant Currency
	For the Nine Months Ended September 30,		As Reported Change		For the Nine Months Ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$166,320	$150,522	$15,798	10%	$169,899	$19,377	13%
Cost of sales	(97,860)	(112,031)	14,171	13%	(99,836)	12,195	11%
Selling, general and administrative expenses	(45,629)	(45,871)	242	1%	(46,375)	(504)	(1%)
Other (expense) income, net	4,021	(2,238)	6,259	280%	3,998	6,236	279%
Goodwill and intangible asset impairments (1)	—	(11,939)	11,939	100%	—	11,939	100%
Income (loss) before taxes and equity method investment income	26,852	(21,557)	48,409	225%	27,685	49,242	228%
Income (loss) from continuing operations	18,649	(22,231)	40,880	184%	19,257	41,488	187%
Income (loss) from discontinued operations, net of tax	11,015	(4,756)	15,771	332%	11,015	15,771	332%
Income (loss) including non-controlling interests	29,664	(26,987)	56,651	210%	30,272	57,259	212%
Net income (loss) attributable to Village Farms International, Inc. shareholders	30,011	(27,221)	57,232	210%	30,629	57,850	213%
Adjusted EBITDA - Constant Currency (2)	33,629	5,334	28,295	530%	34,724	29,390	551%
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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2025 and 2024, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At September 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its reporting units to be below their carrying amounts. At September 30, 2025, the carrying value of goodwill associated with our Cannabis – Canada segment was $43.7 million and the carrying value of intangible assets associated with our Cannabis – Canada segment was $20.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of September 30, 2025, we had approximately $34,594 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 6.3%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point decreases of approximately 3.1% over the comparable period in 2024.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve may increase interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $47 and $141 for the three and nine months ended September 30, 2025, respectively, and $57 and $171 for the three and nine months ended September 30, 2024, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2025 and 2024, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7185 and C$1.00 = US$0.7398, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2025 and 2024 with the net foreign exchange gain or loss directly impacting comprehensive income (loss):

	September 30, 2025	September 30, 2024
Financial assets
Cash and cash equivalents	$4,739	$2,847
Trade receivables	4,305	3,853
Inventories	4,257	6,760
Prepaid and deposits	289	285
Financial liabilities
Trade payables and accrued liabilities	(5,227)	(4,306)
Loan payable	(2,571)	(3,153)
Net foreign exchange gain	$5,792	$6,286

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company maintained effective disclosure controls and procedures.

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

During the quarter ended March 31, 2025, the Company completed our testing of the operating effectiveness of the implemented controls and found them to be effective. Based on the steps implemented, management concluded that we had remediated the previously disclosed material weaknesses as of March 31, 2025.

In connection with the transaction to privatize certain assets and operations of its Fresh Produce segment to Vanguard Food, LP (the "Transaction") on May 30, 2025, management of the Company made the decision to pause the ITGCs implemented in Q1 2025 from June 29 to August 12, 2025. During this period, the newly implemented controls were not operating and the previously identified material weakness existed. As of the time of this filing, the controls implemented during the quarter ended March 31, 2025 have been reestablished.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than to address the material weaknesses described above, during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding Common shares. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The Company has not repurchase any of its Common Shares during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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
Date: November 10, 2025