Form 10-K
period 2025-12-31
Village Farms International, Inc.
filed 2026-03-12
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2025 was $110,724,400.

As of March 6, 2026, the registrant had 115,104,420 Common Shares outstanding.

PCAOB: 185 Auditor Name: KPMG LLP Auditor Location: Orlando, Florida

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Information contained in the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, is incorporated by reference in Parts III and IV to the extent described therein.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. This Annual Report on Form 10-K also contains “forward-looking information” within the meaning of applicable Canadian securities law. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Vanguard Food LP. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Village Farms International B.V ("VF International"); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose, and VF International and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis and cannabinoid (CBD) products in the United States; risks relating to the implementation and enforcement of the November 2025 Appropriations Act (as defined below); risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under Leli; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for our Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

ii

PART I.

ITEM 1. BUSINESS

Our Mission and Brands

Our mission is to apply decades of innovation in intensive agriculture to build a sustainable path forward for the global cannabis industry. To achieve this, we are building upon over three decades of leadership in Controlled Environment Agriculture ("CEA"), asset development and management, marketing of plant-based consumer packaged goods to deliver a full suite of recreational and medicinal products and brands to regulated cannabis markets across the world.

We have leveraged our expertise as a pioneer in CEA to contribute meaningfully to the development of the global legal cannabis industry. Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”) and Rose LifeScience Inc. (“Rose LifeScience" or "Rose”) comprise our Canadian cannabis businesses. Pure Sunfarms is one of the largest and most respected cannabis growers in the world and the leading flower brand in Canada. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec.

Balanced Health Botanicals, LLC (“Balanced Health” or “BHB”) is our U.S. Cannabis business. Balanced Health owns and operates one of the leading brands in the hemp-derived cannabidiol (“CBD”) and other cannabinoids markets, produces high quality health and wellness products and distributes primarily through its top-ranked e-commerce platform, CBDistilleryTM.

Village Farms Clean Energy (“VFCE”) has partnered with Terreva Renewables (formerly Mas Energy) for a 20-year contract, which commenced in 2024 (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project converts VFCE’s previous landfill gas-to-electricity business into a state-of-the-art landfill gas to high-demand renewable natural gas ("RNG") facility. Under the contract, Terreva Renewables sells renewable natural gas and VFCE receives a portion of the revenue in the form of a royalty.

Leli Holland B.V. (“Leli” or "Leli Holland"), which formally changed its name to Village Farms International B.V. on March 6, 2026, is one of ten licensed legal producers of cannabis in the Netherlands under the 2017-2021 Coalition Agreement (further ratified by the 2021-2025 Coalition Agreement) called The Controlled Cannabis Supply Chain Experiment. Our licensed producer started to supply legal, quality-controlled cannabis to designated Dutch coffee shops in the first quarter of 2025.

Village Farms Fresh, our produce business, has pioneered Controlled Environment Agriculture (“CEA”) in North America and helped feed a hungry planet with sustainable greenhouse growing for over three decades. We produce fresh, premium-quality produce with consistency, 365 days a year, from more than two million square feet of CEA greenhouses in British Columbia (“B.C.”).

Our Commitment and Values

Our core operating principle is to deliver fairness and satisfaction in our customer promise. Our global team is united by our shared core values: Versatility, Innovation, Leadership, Loyalty, Accountability, Grit and Entrepreneurship. We strive to operate the business for optimal success by endeavoring to be:

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

We are extremely proud of many things that we achieved over the past three-plus decades, but none more than our highly responsible approach to the environment. From our sustainably sourced inputs and sustainable growing methods to our use of clean energy and other innovative technologies, we are proud to bring sustenance and wellbeing to our consumers in a way that is ethical and responsible to the planet.

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

Our Canadian cannabis operations consist of wholly-owned, British Columbia-based Pure Sunfarms and 80% ownership interest in Quebec-based Rose LifeScience. Pure Sunfarms is one of the single largest cannabis cultivation operations in the world, one of the lowest-cost greenhouse producers and one of the best-selling brands in Canada. Pure Sunfarms leverages our 30-plus years of experience as a vertically integrated greenhouse grower for the legal cannabis industry in Canada with commercial distribution in every Canadian province and territory. In September 2021, Pure Sunfarms began exporting medicinal cannabis products to Australia. In March 2022, our Delta cannabis facilities received European Union Good Manufacturing Practice (“EUGMP”) certification, which permits the importation of medicinal cannabis into countries such as Germany and the United Kingdom. Today we believe Pure Sunfarms is the largest exporter of medicinal cannabis in the world. Our primary objective for Pure Sunfarms is to be the leading low-cost, high-quality cannabis producer in Canada and select international medicinal markets. Rose is a leading vertically integrated, branded cannabis producer, supplier and commercialization expert in the Province of Quebec and is the Quebec operational unit of our Canadian cannabis segment.

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

Our Cannabis Netherlands operations consists of wholly-owned Leli Holland subsidiary in the Netherlands. Leli Holland holds one of 10 licenses to produce and distribute recreational cannabis in the regulated program in the Netherlands, which has a population of over 18 million people. Leli Holland’s production facility in Drachten was completed in October 2024, with the first commercial sales to designated Dutch coffee shops in February 2025. Our second facility in Groningen will be substantially completed in late March 2026 with operations planned to commence in the second quarter of 2026.

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

We continue to produce and distribute fresh, premium-quality produce from one 60 acre greenhouse in Delta, British Columbia. We sold substantially all of our U.S. produce business (the “Produce Business”) in a transaction with Vanguard Food GP LLC, Vanguard Food LP and certain of its subsidiaries (collectively, “Vanguard”) on May 30, 2025, but we retained ownership of two Texas greenhouses for the future use as cannabis facilities, upon legalization in the United States, or upon receipt of a Texas medicinal cannabis license. See “Our Produce Segment” below for more information. All of our produce is currently subject to a sales and marketing agreement with Vanguard Produce Canada ULC as our sole customer, who in turn sells our produce to retail supermarkets and dedicated fresh food distribution companies throughout the United States and Canada.

Our Canadian Cannabis Segment

Village Farms’ Canadian cannabis segment consists of Pure Sunfarms and Rose LifeScience.

Pure Sunfarms

Pure Sunfarms is a core component of our Canadian cannabis platform, operating large‑scale greenhouse cultivation and processing assets in British Columbia and supplying cannabis products to both domestic and international markets. Since the end of 2024, our Canadian cannabis business has sold products in every Canadian province and territory.

In the fourth quarter of 2025, we believe our Canadian cannabis business had the fourth largest market share (by dollars) in Canada across all product categories (5.5% share of market, a decrease of 70 bps over fourth quarter of 2024) and the largest market share in the dried flower product category (12.8% share of market, a decrease of 280 bps over the fourth quarter of 2024). For the full year, our market share across all product categories decreased 140 basis points to 5.9% of total share of market.

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

Cannabis retail channels remain competitive across the country and are consolidating in select markets. Historical excess supply of product and a large number of federally-licensed cannabis producers ("License Holders" or "LPs") have contributed to price compression. Starting in 2023, many LPs choose to either curtail or halt cannabis production to right size their supply to meet consumer demand, which we believe has been a positive for industry profitability.

In August 2025, we announced our decision to complete the conversion of the remaining half of our Delta 2 greenhouse (1.1 million square feet) to growing cannabis. We expect that the incremental square footage will commence production in the summer of 2026, with sales estimated to ramp up starting in the second half of 2026, with full ramp up estimated to be achieved in the calendar year 2027, which we expect will increase our cannabis production by 33%.

Pure Sunfarms received European Union Good Manufacturing Practice (“EU GMP”) certification in 2022 for its 1.1 million square foot Delta 3 facility in Delta, British Columbia (“Delta 3”), permitting the export of EU GMP‑certified medical cannabis to international markets that require such certification. Pure Sunfarms began exporting to Israel at the end of 2022, expanded exports to Germany and the United Kingdom in the fourth quarter of 2023, continues to export to Australia and began exporting to New Zealand in 2025. Management expects that continued international expansion will enhance profitability while broadening the company’s brand presence and capabilities in emerging legal cannabis markets, and Pure Sunfarms continues to evaluate additional profitable international opportunities.

Rose LifeScience

Rose is the Quebec-based operational unit of our Canadian Cannabis business, with its headquarters in Huntingdon, Quebec. We acquired 70% ownership of privately-held Rose on November 15, 2021 and an additional 10% ownership on May 29, 2024, with the 20% balance held by founders.

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

Rose sells its own cannabis products under five brands: nationally distributed Homage, Tam Tams, Promenade, DLYS and Pure Laine. Promenade is a collaboration with Pure Sunfarms. Rose holds the number three position in Quebec in terms of market share during 2025.

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

Canadian Cannabis Industry Overview

Legal History of Medical Cannabis in Canada

Prior to October 17, 2018, the production, distribution, and use of cannabis for medical use had been legal in Canada since 2001, first under the federal Medical Marihuana Access Regulations, which established a legal regime for the licensing of cannabis producers and the sale of dried cannabis to registered patients pursuant to a medical document provided by a health care practitioner. The Medical Marihuana Access Regulations were later replaced with the Marihuana for Medical Purposes Regulations(“MMPR”), and then the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) as a result of a decision by the Federal Court of Canada (the “Federal Court”) in Allard v. Canada. The Federal Court held that requiring individuals to obtain cannabis only from federally licensed cannabis producers violated liberty and security rights protected by section 7 of the Canadian Charter of Rights and Freedoms. The Federal Court found that individuals who require cannabis for medical purposes did not have “reasonable access” under the MMPR regime. Accordingly, the ACMPR contemplated both access to medical cannabis through a License Holder or through personal production exemptions, thereby giving patients reasonable access to, and choice of, cannabis product. The ACMPR provided three possible alternatives for individuals to access cannabis for medical purposes: (i) they can continue to access quality-controlled cannabis by registering with federal License Holders; (ii) they can register with Health Canada to produce a limited amount of cannabis for their own medical purposes (starting materials must be obtained from a License Holder); or (iii) they can designate someone else who is registered with Health Canada to produce cannabis on their behalf (starting materials must be obtained from a License Holder).

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

On October 17, 2019, the Cannabis Regulations were amended to expand the legally permitted categories of cannabis products and support the production and sale of edible cannabis, cannabis extracts and cannabis topicals. The amendments, among other things, outline the rules relating to packaging, labelling, and advertising, shelf-stability, cannabinoid concentration levels, restrictions on ingredients, and production and sanitation standards for edible cannabis, cannabis extracts and cannabis topical products. December 16, 2019 was the earliest date that the new classes of cannabis products could be available for sale. Edible cannabis, as well as extracts and topicals, are all now available for sale in the legalized recreational market in Canada subject to certain province specific restrictions.

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

Recent Major Developments to the Federal Regulatory Framework

In December 2022, the Cannabis Act and Cannabis Regulations were amended to facilitate non-therapeutic research with cannabis, facilitate cannabis testing, and increase the public possession limit for cannabis beverages. Amongst other changes, the amendments provided that most non-therapeutic research on cannabis are exclusively regulated under the Cannabis Regulations, with a few exceptions. Additionally, the public possession limit for cannabis beverages was increased to 17.1 litres (equal to 48 cans of 355 ml each) of cannabis beverages in public for non-medical purposes, a level that is similar to other forms of cannabis.

The Cannabis Act requires that the Minister of Health cause a review of the Act and its administration and operation three years after its coming into force. The Minister is required to table a report in both Houses of Parliament no later than 18 months after the start of the review. To fulfill these requirements, the Minister of Health and the Minister of Mental Health and Addictions announced an independent Expert Panel to lead the legislative review, and provide independent, expert advice to both Ministers on progress made towards achieving the Act's objectives and help identify priority areas for improving the functioning of the legislation. From December 2022 to June 2023, the Expert Panel sought feedback from the public on their views about the impacts of the Cannabis Act, and sought the public’s perspective on the engagement paper regarding the legalization of cannabis in Canada. The Expert Panel published its final report in March 2024, which identified 54 recommendations and 11 observations to strengthen and improve the administration of the Cannabis Act, some of which were considered in the development of Health Canada’s Regulations Amending Certain Regulations Concerning Cannabis (Streamlining of Requirements) consultation and amendments.

In March 2025, the federal government enacted the most extensive update to the cannabis regulatory framework since legalization in 2018. The amendments implement several of the Expert Panel’s recommendations, aimed at reducing regulatory burden and supporting diversity and competition in the legal cannabis market while maintaining the Cannabis Act’s public health and public safety objectives. The amendments focus on: (1) licensing, (2) personnel and physical security measures, (3) production requirements, (4) packaging and labelling requirements, and (5) record keeping and reporting requirements.

Possible Changes to the Federal Regulatory Framework

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

According to Health Canada’s Forward Regulatory Plan: 2025-2027, Health Canada is proposing to amend the Cannabis Tracking System Order to reduce regulatory burden while continuing to track the high-level movement of cannabis through the supply chain as a means of preventing the diversion to the illegal market or inversion into the legal market. The proposed amendments are expected to be published for consultation in the fall of 2026, with the aim of simplifying reporting by limiting reporting to information essential for tracking the cannabis movement.

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

The recreational cannabis retail regulatory regime in Ontario has the following requirements and features:

•
Private retailers are required to obtain both a retail operator license and a retail store authorization. Retail store authorizations are only to be issued to persons holding a retail operator license. Separate retail store authorizations are to be required for each cannabis retail store, but a licensed retail operator may hold more than one retail store authorization and operate multiple stores. In 2023, Ontario amended the regulations under the Cannabis License Act, 2018 to increase the number of licenses a licensed retail operator and its affiliates may hold from 75 to 150 licenses. Private retailers may offer delivery and curbside pick-up services in addition to in-store sales, but cannot operate entirely or predominantly as delivery businesses.
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

Alberta: The Government of Alberta has implemented a cannabis framework providing for the purchase of cannabis products from private retailers that receive their products from a government-regulated distributor, the Alberta Gaming Liquor and Cannabis Commission (“AGLC”), similar to the distribution system currently in place for alcohol in the province. Authorized cannabis retailers may sell cannabis in licensed retail stores and may also sell cannabis online and through delivery (subject to AGLC endorsement). As of July 2025, cannabis suppliers may apply to AGLC for a Cannabis Supplier Retail Store licence, permitting the sale of cannabis products produced at the processing/cultivating facility directly to consumers from a store located at the facility.

New Brunswick: New Brunswick had initially limited the distribution and sale of recreational cannabis to a network of tightly controlled, stand-alone “Cannabis NB” stores managed by the Cannabis Management Corporation, a subsidiary of New Brunswick Liquor Corporation and online through the Cannabis NB platform, but has since opened up its retail market to permit licensed private retailers in the province. Approved licensed New Brunswick cannabis producers may sell products that they grow and produced locally at their facilities. Licensed private retailers may enter into agreements with Cannabis NB to operate cannabis stores under private brands.

Quebec: All recreational cannabis is managed and sold by Société Québécoise du cannabis (the “SQDC”) outlets and is available for sale online. The entire process is controlled by the SQDC.

Newfoundland and Labrador: Recreational cannabis is sold through private stores, with the crown-owned liquor corporation, the Newfoundland and Labrador Liquor Corp. (the “NLC”), issuing private retailer licenses and overseeing the distribution to private sellers who may sell to consumers. The NLC also controls the possession, sale, and delivery of cannabis, and sets prices. The NLC operates the provincial online store (CannabisNL), and the regulatory framework also permits online ordering/sales for certain licensed private retailers.

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

Northwest Territories: The Northwest Territories Liquor and Cannabis Commission (the “NTLCC”) controls the importation and distribution of cannabis, whether through NTLCC-approved retail outlets or NTLCC-approved online store. Communities in the Northwest Territories are able to hold a plebiscite to prohibit cannabis, similar to the options currently available to restrict alcohol.

British Columbia: Recreational cannabis is sold through both public and licensed privately operated stores, with the provincial Liquor and Cannabis Regulation Branch handling licensing of private stores and the British Columbia Liquor Distribution Branch (“BCLDB”) handling wholesale distribution. BC also permits “farmgate” sales through the Producer Retail Store licence, which allows eligible federally licensed producers to sell non‑medical cannabis from a store located at their facility.

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

Nova Scotia: The Nova Scotia Liquor Corporation is responsible for the regulation of cannabis in the province, and recreational cannabis is primarily sold publicly through government-operated storefronts and online sales, but regulations introduced in 2025 allow certain Mi’kmaw communities (bands or band‑owned corporations) to become authorized cannabis sellers on reserve through an agreement with NSL.

Prince Edward Island: Similar to Nova Scotia, Prince Edward Island requires cannabis to be sold publicly, through government stores and online, overseen by the Prince Edward Island Cannabis Management Corporation.

Nunavut: Nunavut permits the retail sale of recreational cannabis through licensed physical cannabis stores and licensed remote/online sales. Cannabis retail licence applications are administered by the Government of Nunavut’s Office of the Superintendent (Department of Finance).

Industrial Hemp

The new Industrial Hemp Regulations under the Cannabis Act replaced the previous IHR under the Controlled Drugs and Substances Act(“CDSA”) as of October 17, 2018. The regulatory scheme for industrial hemp production largely remains the same, however the IHR permits the sale of hemp plants to licensed cannabis producers, and licensing requirements under the new IHR are softened in accordance with the lower risk posed by industrial hemp. The IHR defines industrial hemp as a cannabis plant, or any part of that plant, in which the concentration of tetrahydrocannabinol (“THC”) is 0.3% or less in the flowering heads and leaves. The IHR was also amended in March 2025 as part of the extensive regulatory update noted above, which further reduced regulatory burden by most notably removing several requirements under the IHR that previously applied to non-viable hemp seed derivatives.

Our U.S. Cannabis Segment

Balanced Health

Our U.S. Cannabis segment is Balanced Health Botanicals, LLC ("BHB"), which we acquired in August, 2021.BHB is one of the leading CBD and other cannabinoid brands and e-commerce platforms in the United States. BHB develops and sells high-quality cannabinoid-based health and wellness products, distributing its diverse portfolio of consumer products through retail storefronts and its top-ranked e-commerce platform, CBDistilleryTM and independent retail stores. We believe that BHB is uniquely positioned to ensure seamless sourcing, manufacture and sale of its affordable, high-quality family of cannabinoid brands to target the diverse health and wellness needs and preferences of their consumers. We believe the strong management team of BHB has added a wealth of leadership and industry experience across healthcare, technology, consumer packaged goods and cannabis.

BHB is focused on high quality standards and sources non-GMO and contaminant-free hemp directly from U.S. Hemp Licensed farms through partnerships and contractual relationships. BHB collaborates with hemp extraction partners using advanced proprietary methods and rigorous testing to ensure product quality and concentration guidelines. In its 8,000 square foot facility, BHB provides on-site bottling, labeling and packaging that follow the U.S. Food and Drug Administration’s (“FDA”) Current Good Manufacturing Practice (“cGMP”) guidelines, and is NSF GMP certified. BHB was awarded U.S. Hemp Authority Certification for its commitment to quality and safety of its products and also achieved Generally Recognized as Safe designation, an evaluation its products are recognized as safe for consumption for CBD Isolate (“ISO”), Full-Spectrum CBD (“FSO”) and Broad-Spectrum CBD (“BSO”). In the event that the FDA regulates CBD, and the overall Food, Drug and Mass Merchandise (“FDM”) channel accepts ingestible CBD products, we believe that BHB is uniquely positioned to immediately capitalize on the opportunity.

BHB’s CBD and other cannabinoid product portfolio primarily includes oils, ingestibles and topicals to meet any consumer’s needs and consumption preferences. The majority of sales are within the United States. BHB operates an industry-leading e-commerce platform with an extensive customer base and has a presence in retail locations across health and wellness, independent pharmacies, convenience stores and lifestyle shops. Distribution in larger-footprint food, drug and mass retail chains is currently limited due to the lack of definitive regulatory oversight for CBD products throughout the United States.

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

Upon completion of sale of our U.S. produce assets to Vanguard (see “Produce” below), we continue to own two greenhouse facilities in West Texas consisting of over two million square feet. One facility is leased to Vanguard Food LLC to grow produce (primarily tomatoes). The lease agreement provides the Company the ability, with due notice, to take the facility back, if and when cannabis is legal in the United States or if and when the Company is awarded a Texas medicinal license to grow cannabis. The other facility, in Monahans, is currently not operational. Pending receipt of a Texas medicinal license this facility could be used to produce cannabis for Texas patients or utilized for other growing opportunities. We have proven experience converting our produce greenhouses to low-cost, highly efficient cannabis greenhouses, as evidenced by Pure Sunfarms’ Delta 3 and Delta 2 greenhouses located in British Columbia. We are strategically positioned, utilizing decades of agricultural experience coupled with Pure Sunfarms’ operational and product expertise, to convert all or a part of our existing greenhouses when legally permitted to do so.

At the time of this filing, we believe that 47 states plus Washington, D.C. legally permit cannabis (in some form) for medicinal use and 24 states plus Washington, D.C. legally permit cannabis for recreational use. Public support for the adult-use legalization of cannabis continues across the country. Several hundred thousand Americans now work full-time in the cannabis industry and tax revenues associated with the production and sale of cannabis are providing economic benefits in states that have passed legislation.

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis with a delta-9 THC level (or, under the November 2025 Appropriations Act (as defined below), a "total THC" level) of more than 0.3% by dry weight (“marijuana”) continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act ("CSA"), making it illegal under federal law in the United States to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law. As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation.

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

In February 2021, Attorney General Merrick Garland testified to Congress that the DOJ would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. However, in October 2022, the Biden Administration announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law and also its intention to review the regulation of marijuana under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis. In March 2023, Attorney General Merrick Garland stated during a senate hearing that “I think that it’s fair to expect what I said at my confirmation hearing with respect to marijuana and policy, that it will be very close to what was done in the Cole Memorandum”. In August 2023, the FDA and Health and Human Services (“HHS”) recommended that the Drug Enforcement Administration (“DEA”) reschedule marijuana from schedule I under the federal Controlled Substances Act (“CSA”) to schedule III. By doing so, the FDA determined that marijuana not only no longer meets schedule I criteria, but by leapfrogging to schedule III, they concluded that it does not meet schedule II criteria either. For additional information, see "Notice of Proposed Rulemaking ("NPRM") to Reschedule Marijuana" below.

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

In September 2023, the Secure And Fair Enforcement Regulation Banking Act, or the SAFER Banking Act, was introduced to the U.S. Senate. The SAFER Banking Act is designed to provide protections for federally regulated financial institutions that serve state-sanctioned marijuana businesses. Under this bill:

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

In November 2025, Congress enacted the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extension Act, 2026 (P.L. 119-37) (the "November 2025 Appropriations Act"), which significantly amended the federal definition of “hemp” under 7 U.S.C. Sec. 16390. The revised definition changes the THC measurement standard from delta-9 THC (only) to “total THC” concentration (including tetrahydrocannabinols acid, or THCA) of not more than 0.3% on a dry weighted basis. The new definition also imposes a cap of 0.4 milligrams of combined total THC per container for final hemp- derived cannabinoid products and excludes cannabinoids that are not naturally produced by the cannabis plant or that were synthesized or manufactured outside the plant. The changes take effect November 12, 2026, creating a one-year transition period. Accordingly, a substantial majority of hemp-derived products that were previously legal under the 2018 Farm Bill - including those sold by BHB - will be categorized as Schedule I controlled substances under the CSA beginning on November 12, 2026, unless further legal action is taken (as described below). In response, members of Congress have introduced or announced plans to introduce legislation that would extend or replace the November 2026 deadline, including proposals for comprehensive regulatory frameworks governing hemp-derived cannabinoid products. The outcome of these legislative efforts could materially affect BHB's ability to continue selling the majority of its current product lines after November 12, 2026.

On December 18, 2025, President Trump signed an Executive Order titled “Increasing Medical Marijuana and Cannabidiol Research”, which directs the Attorney General to take all necessary steps to complete the rulemaking process to reschedule marijuana from Schedule I to Schedule III of the CSA in the most expeditious manner permitted by federal law. The Executive Order also directs the Administration to work with Congress to update the statutory definition of final hemp-derived cannabinoid products to allow continued access to appropriate full spectrum CBD products while restricting products that pose serious health risks. Additionally, the Executive Order directs the Secretary of Health and Human Services, the Commissioner of Food and Drugs, the Administrator of the Centers for Medicare and Medicaid Services (CMS) and the Director of the National Institutes of Health to develop research methods and models utilizing real-world evidence to improve access to hemp- derived cannabinoid products. CMS Administrator Dr. Mehmet Oz announced that the Center of Medicare and Medicaid Innovation (CMMI) is planning a model that would allow Medicare beneficiaries to receive hemp-derived CBD products at no charge if recommended by their physicians, with coverage of up to $500 in hemp-derived productions, presumably on an annual basis, potentially beginning as early as April 2026. The full details of this program have yet to be made public.

These developments may significantly impact our hemp-derived production operations and present both regulatory uncertainty and potential new-market opportunities as the federal framework continues to evolve.

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

On January 13, 2025, the ALJ responded to the Company’s Request and granted a request for leave to file an interlocutory appeal, and the rescheduling proceedings are now currently stayed. In its response, the ALJ referred to various DEA behavior and alleged misconduct as “unprecedented,” “astonishing,” “embarrassing,” and “demonstrate[ing] a puzzling and grotesque lack of understanding and poor judgment from high-level officials at a major federal agency.” The ALJ ordered parties to provide joint status updates every 90 days. Despite multiple status reports since the appeal was granted, the DEA has failed to set a briefing schedule for the interlocutory appeal. As of the most recent joint status report filed in January 2026, the appeal “remains pending with the Administrator” and “no briefing schedule has been sent”. The administrative proceedings remain stalled nearly a year after the appeal was accepted. The Company is continuing to work to ensure a fair and transparent process and remains a strong proponent of Schedule III.

President Trump’s December 18, 2025 Executive Order directing Attorney General to complete the rescheduling process “in the most expeditious manner” could render the pending ALJ hearing moot. Under the Controlled Substance Act, the Attorney General retained authority to make scheduling decisions in the first instance and is not required to await completion of the administrative hearing process to issue a final rule. If the Attorney General finalizes the rescheduling rule through direct agency action as contemplated by the Executive Order, the evidentiary hearing and related interlocutory appeal would become unnecessary. However, it remains to be seen whether and when the Department of Justice will take final action on the proposed rescheduling.

Texas Cannabis Industry and Regulatory Overview

The 2021 legislative session was largely focused on addressing the catastrophic freeze and failures of the Texas energy supply, a modest expansion to the medical cannabis program, the Texas Compassionate Use Program (“TCUP”), did pass. TCUP provides low-THC cannabis to registered patients who have a prescription from their physician. This legislation added post-traumatic stress disorder, any form of cancer, and any condition that is part of a medical cannabis research program to the list of conditions which qualify patients for TCUP. The legislation also raised the overall THC by weight cap from 0.5% to 1.0%. Since the law went into effect on September 1, 2021, the patient count has risen to just over 102,500 patients and the participating physician count has risen to just over 830.

On January 17, 2023, Texas announced it will open TCUP for more applications with the expectation that it will issue new medicinal licenses in 2023. The Company has applied for one of the TCUP licenses. The Department of Public Safety (“DPS”) did not issue any new medicinal licenses in 2023 or 2024. In the 2025, Texas legislature, passed legislation requiring DPS to issue nine (9) new licenses on or before December 1, 2025 and three (3) more by April 1, 2026. DPS did not meet this deadline to issue new licenses but did issue nine (9) conditional licenses with the remaining three (3) to be announced on or before April 1, 2026. DPS is requiring additional “due diligence” submissions on financial status and prior regulatory performance. No date has been announced on when the initial nine or subsequent three will be approved to go forward to build operations and seek inspections for the issuance of a license. The award of a conditional license does not guarantee the awardee that a Texas medicinal license will be issued. Should any entity with a conditional license be denied a full license, DPS will issue a conditional license to the next entity on its scored application list. At this pace, the final licenses may not be issued until the next legislative session begins in January 2027 when additional legislation reforming TCUP and hemp laws is likely to be addressed and possibly passed by May 2027.

As of the date of this filing, the Company’s 2023 application, with the required 2025 updates, remains under review for the remaining TCUP awards. Even if the Company is awarded one of the remaining TCUP conditional license awards, it will still have to provide DPS with incremental information in the hopes of actually being awarded one of the twelve new Texas cannabis licenses. If this were to occur, with no changes in the Federal schedule for cannabis, the Company would have to set up a private company to own and operate the Texas medicinal license due to the Company’s Nasdaq listing requirements.

Our Cannabis Netherlands Segment

Regulatory Overview

Leli Holland was formed in 2020, as a "Besloten Vennootschap" with the intention of obtaining one of the ten cannabis cultivation licenses from the Dutch government. The Company entered into a purchase option agreement, September 2021, to buy 80% of the Leli Holland. After clearing various security and background checks, Leli Holland became a selected supplier in the Experiment (as defined below). Leli Holland received a cultivation license on July 7, 2022. In August 2022, Village Farms exercised its purchase option agreement by acquiring 85% of Leli Holland. In September 2024, Village Farms acquired the remaining 15% making Leli Holland B.V. a wholly owned subsidiary of Village Farms International, Inc. The Company formally changed the name of Leli Holland B.V. to Village Farms International B.V. effective March 6, 2026.

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

Since inception of the Experiment due to changes in the Dutch government and other challenges – the initial stages of the Experiment have been formally delayed. The original “Transitional Phase” under the Experiment, in which the current 78 coffee shops can purchase both legal cannabis and illicit cannabis, ended on April 7, 2025, at which time the “Experimental Phase” commenced and the 78 coffee shops were allowed to purchase legal cannabis from the licensed producers. The Experimental Phase is scheduled to last for at least 4 years and can be extended by the Dutch government for up to a maximum of an additional 18 months. Upon completion of the Experimental Phase the Dutch government will evaluate the Experiment to determine if an extension of the Experiment will be granted.

Our Produce Segment

We commenced produce operations in 1989 under our U.S. subsidiary, Village Farms L.P. In October 2006, Village Farms did a reverse merger into an income trust named Hot House Growers Income Fund and essentially acquired its current Canadian produce operations, currently owned and operated by its Canadian subsidiary, Village Farms Canada Limited Partnership.

On May 30, 2025, the Company sold most of its VFLP produce assets and operations to Vanguard, as a means of privatizing its produce business and providing incremental liquidity for its cannabis business (the “Produce Transaction”). See “—Produce Transaction Agreements” below for further details.

The Produce Transaction resulted in the outright sale of two of its then four Texas greenhouses, transfer of all of its existing third party produce marketing agreements, transfer of its produce employees based in the U.S. and the produce sales and distribution staff in Canada, sale of its produce trademarks, transfer of its two produce distribution centers (one in Fort Worth, Texas and one in Surrey, British Columbia), as well as entering into a SM&D Agreement (as defined below) with Village Farms Canada Limited Partnership (“VFCLP”) produce facilities for the years ended 2025 and 2026. See “—Produce Transaction Agreements” below for further details.

VFCLP owns and operates one produce greenhouse in Delta, B.C. totaling 60 acres. For most of 2025, it also owned and operated one-half of an existing 25 acre facility adjacent to its 60 acre facility to produce tomatoes, which at this time is being converted to cannabis – see “Our Canadian Cannabis Segment” above. VFLP still owns two Texas facilities, one 20 acre facility located in Marfa, Texas is being leased to Vanguard Food to operate its tomato operations until such time that the U.S. legalizes cannabis or the Company is awarded at Texas medicinal cannabis license, at such time, with certain notice periods, the Company may take back the facility for its cannabis operations. VFLP also continues to own a 30-acre greenhouse in Monahans, Texas that is currently not operating.

In 2023, VFCLP grew tomatoes, cucumbers, and bell peppers in its greenhouse facilities. VFCLP facilities only grew tomatoes in 2025 and 2024 and will continue growing only tomatoes through 2026.

There is seasonality in produce revenues. VFCLP does not produce tomatoes in winter months (December – February), due to low light levels in the winter months in Delta, due to its northern latitude. Historically, VFCLP sales occur primarily in our second and third quarters with lower sales, due to lower volumes, in the fourth quarter with only minor sales in the first quarter, if any, depending on the start of the calendar year crop cycle and light levels.

The produce business is very competitive, and our primary competition consists of large commercial producers. There is an abundance of growers as discussed in “—Greenhouse Vegetable Industry Overview” below, which has resulted in an oversupplied market where retail customers have the upper hand in price negotiations. In addition, due to the perishable nature of produce, pricing is very sensitive to the daily demand versus supply in each produce category, including our primary category, tomatoes.

Greenhouse Vegetable Industry Overview

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

Produce Transaction Agreements

Framework Agreement Regarding Partnership and Membership Interests, Contributions, and Exchanges

On May 30, 2025, the Company, VFCLP and Village Farms, L.P. (“VFLP,” and together with the Company and VFCLP, the “VF Sellers”) completed the transactions (the “Closing”) as set forth in the Framework Agreement Regarding Partnership and Membership Interests, Contributions, and Exchanges (the “Framework Agreement”) entered into on May 12, 2025 with Vanguard, Kennedy Lewis Capital Partners Master Fund II LP (“KL”) and Sweat Equities SPV LLC (“Sweat,” and together with “KL,” the “Initial Investors”). At the Closing, pursuant to the Framework Agreement and subject to the terms and conditions thereof, (a) the VF Sellers contributed certain assets comprising the VF Sellers’ Produce Business (as defined below) to Vanguard, (b) the Initial Investors contributed $55 million to Vanguard and (c) as consideration for the foregoing, (i) Vanguard Food LP paid the VF Sellers $40 million ($5 million of which has been placed in escrow for one year to secure the VF Sellers’ indemnification obligations under the Framework Agreement and the TSA (as defined below)), subject to a customary post-Closing purchase price adjustment mechanism, (ii) Vanguard Food LP issued (A) common units representing 37.9% of Vanguard Food LP’s equity ownership to the VF Sellers and (B) preferred and common units representing 62.1% of Vanguard Food LP’s equity ownership to the Initial Investors and (iii) Vanguard Food GP LLC issued membership interests to VFLP, KL and Sweat. The foregoing transactions completed at Closing are collectively referred to herein as the “Produce Transaction”. Following the Closing, the VF Sellers have no future obligations to contribute cash to Vanguard and have pre-emptive rights to maintain their ownership interest in Vanguard under the terms of the LP Agreement (as defined below).

Pursuant to the Framework Agreement, the parties entered into the following agreements at Closing: (a) an Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the “LP Agreement”), (b) an Amended and Restated Limited Liability Company Agreement of Vanguard Food GP LLC (the “LLC Agreement”), (c) a Sales, Marketing & Distribution Agreement (the “SM&D Agreement”), (d) a Transition Services Agreement (the “TSA”) and (e) a Marfa Greenhouse Facility Sublease (the “Marfa Sublease” and collectively with the LP Agreement, the LLC Agreement, the SM&D Agreement, and the TSA, the "Produce Transaction Agreements"), in each case as described in more detail below.

The parties appointed Charlie Sweat, Founder of Sweat, as Executive Chairman of Vanguard’s Board of Managers. Michael A. DeGiglio, Founder, President, and Chief Executive Officer of the Company, has also been appointed to Vanguard’s Board of Managers and will serve as Interim Chief Executive Officer of Vanguard until a permanent replacement has been identified, or the termination of the TSA, whichever comes first. Steve Ruffini, Chief Financial Officer of the Company, is also serving on Vanguard’s Board of Managers. Subsequent to the initial appointment, the Vanguard Board of Managers was amended to provide for two independent directors to be mutually agreed on by all parties. The two independent directors were appointed in November 2025.

Following the Closing, VFLP continues to own its 30-acre Monahans greenhouse facility in Texas, and owns and, pursuant to the Marfa Sublease, is leasing its 20-acre Marfa I greenhouse to Vanguard. The Marfa I facility is currently expandable to 40-acres and is adjacent to 950 acres of unoccupied land owned by VFLP available for future expansion. In Canada, VFCLP continues to own and operate its 60-acre Delta 1 greenhouse in Delta, British Columbia. At Closing, VFCLP entered into a multi-year supply agreement with Vanguard (the SM&D Agreement) to provide it with fresh produce production from its Delta 1 greenhouse.

Amended and Restated Limited Partnership Agreement of Vanguard Food LP

As contemplated by the Framework Agreement, at the Closing, Vanguard Food GP LLC, Sweat, KL, VFCLP and VFLP entered into the LP Agreement, which sets forth the structure, governance, and financial arrangements of Vanguard Food LP. The LP Agreement establishes Vanguard Food GP LLC as the general partner, with limited partners (initially consisting of VFLP, VFCLP, KL and Sweat) holding preferred, common, and incentive units. The general partner has full control over the partnership's activities, while limited partners have specific rights, including approval rights over certain major decisions (so long as they hold an ownership percentage of Vanguard Food LP of at least 15% or, in the case of Village Farms, the two-year lock-up period has not expired) and preemptive rights to purchase new securities.

The LP Agreement’s financial provisions provide for the allocation of net income, net loss, and distributions among partners based on their respective partnership units. Non-liquidating distributions will be made pro rata to holders of preferred, common and incentive units, while preferred units are entitled to a 1.3x liquidation preference in the event of any liquidating distributions.

The LP Agreement includes detailed provisions concerning the transfer and sale of units, including a two-year lock-up period, a right of first offer, drag-along rights and tag-along rights. Limited partners cannot transfer their units except as permitted by the LP Agreement. The right of first offer requires that units be offered to existing partners before being sold to third parties. Drag-along rights allow majority partners to compel minority partners to participate in a sale under certain conditions. Tag-along rights enable minority partners to join in a sale initiated by the Initial Investors or Village Farms (so long as Village Farms has an ownership percentage of Vanguard Food LP of at least 15%), ensuring they can sell their units on the same terms.

Amended and Restated Limited Liability Company Agreement of Vanguard Food GP LLC

As contemplated by the Framework Agreement, at the Closing, Vanguard, Sweat, KL and VFLP entered into the LLC Agreement, which sets forth the terms and conditions governing the operations and management of Vanguard Food GP LLC and, since Vanguard Food GP LLC is its general partner, Vanguard Food LP. The LLC Agreement provides for a single class of membership interests to be held by holders of common and preferred units of Vanguard Food LP.

Management of Vanguard Food GP LLC is vested in a board of managers, which is composed of seven managers: two designated by VFLP, two designated by Sweat and KL, two independent directors mutually agreed on by VFLP, Sweat and KL as well as the chief executive officer of Vanguard Food LP. Any matter other than certain major decisions can be approved by a majority of managers at a meeting in which a quorum is present. Any major decision requires the approval of each Initial Investor with an ownership percentage of Vanguard Food LP of at least 15% and VFLP so long as either (a) Village Farms has an ownership percentage of Vanguard Food LP of at least 15% or (b) the two-year lock-up period under the LP Agreement has not yet expired.

No transfers of membership interests are permitted unless approved by the unanimous consent of the Initial Investors and VFLP. However, members are allowed to transfer their membership interests to affiliates. If a member ceases to be affiliated to a holder of common or preferred units of Vanguard Food LP, its membership interest will automatically be canceled unless transferred to another affiliate of the applicable holder.

Sales, Marketing & Distribution Agreement

As contemplated by the Framework Agreement, VFCLP and Vanguard entered into the SM&D Agreement effective as of Closing, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Vanguard of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The sales price paid by Vanguard is based on amounts paid by Vanguard’s customers, net of a marketing fee to be received by Vanguard.

The initial term of the SM&D Agreement ends upon termination of the SM&D Agreement in respect of each facility. The SM&D Agreement may be terminated in respect of the Delta 1 Facility if Vanguard undergoes a change of control transaction, or if, no earlier than the beginning of the 2027 calendar year, VFCLP ceases to produce hydroponically grown tomatoes at the facility. The SM&D Agreement was terminated with respect to the Delta 2 Facility on December 31, 2025, as it no longer is growing tomatoes. Either party may terminate the whole agreement in the event of a material breach of the other party that has not been cured, and there is an additional termination right in the event VFCLP and Vanguard are not able to agree to renegotiate terms if certain revenue targets are not met for the 2026 calendar year.

Transition Services Agreement

As contemplated by the Framework Agreement, the VF Sellers and Vanguard entered into a Transition Services Agreement effective as of Closing, which sets forth the terms, conditions, rights and obligations governing the provision (subject to reasonable limitations) of certain services and licenses to trademarks and other intellectual property, in each case on a transitional basis, as reasonably necessary to enable continuity of the Produce Business being transferred to Vanguard pursuant to the Framework Agreement as that Produce Business’s systems and operations separate from the VF Sellers’ retained business.

The TSA contemplates pricing for services on a pass-through basis based on reasonable allocations for services shared between the Produce Business being transferred to Vanguard and the retained business of the VF Sellers.

The TSA terminates when all services provided thereunder are no longer provided, which shall be no later than 12 months from Closing, unless otherwise agreed by the VF Sellers and Vanguard. Either party may terminate the whole agreement in the event of a material breach of the other party that has not been cured and in the event certain insolvency events occur.

Marfa Sublease

As contemplated by the Framework Agreement, Agro Power Development, Inc. ("Agro"), a wholly owned subsidiary of the Company, entered into the Marfa Sublease in order to sublease its interest in certain property located in Marfa, Texas to Vanguard Food LP effective as of the Closing. The property is currently leased by Agro from the County of Presidio, Texas and contains approximately 155 acres of land. The Marfa Sublease is established as a “triple-net” sublease, which means that the tenant is responsible for all expenses associated with the property. The lease term mirrors the underlying County land lease held by Agro, which initially expires in 2032, but Agro can extend for two additional 10-year terms. The lease is subject to a sublease termination provision that allows VFLP to use all or a portion of the Marfa 1 greenhouse, if certain Sublease Termination Conditions are met and Agro gives notice, in any given year, on or before February 1. The Marfa Sublease contains customary indemnification and other terms, and requires an annual rental payment of $100,000.

Intellectual Property

We have the following trademarks for Pure Sunfarms in Canada, the European Union, United States and/or Mexico: Pure SunfarmsTM, Sunburst DesignTM Pure Sunfarms BC Grown®, Pure Sun CBD®, Everyday EverywayTM, Hit The Gas®, Sundaises By Pure SunfarmsTM, Soar®, Soar Cannabis® , Pure Sunfarms Pink KushTM, Pure Sunfarms TrialsTM, The Original Fraser Valley Weed Co. TM, Super ToastTM, Nowadays®, Weed Grows Better in the Valley®, Pure SunTM, HiatusTM, and L&FTM.

We also have the following trademarks registered for Rose LifeScience in Canada: Rose®, Rose LifeScience®, Rose LifeScienceVie®, D.Z. ®, Delta Zulu®, Trois Coches®, Quatre Coches®, DLYS®, Elekt®, Promenade®, Promenade Buddies®, Pure Laine®, Cidrebd®, Cannasucres®, Westlight®, Six Lunes®, Homage®, Tam Tams®, Pure Wool®, Pure Laine SmoothiesTM, TerpiesTM, Pure Laine Terpies®.

We have the following trademarks registered and service marks in the United States, Canada, the European Union, and/or Costa Rica for Balanced Health: Balanced Health Botanicals®, BOTA®, BOTA Hemp®, CBDistilleryTM, CBDistileryRX®, CBDMovementTM, Gimmick-free CBD®, Natural Beauty-ElevatedTM, Terpsolate®, Distilling What Matters®, OOOH Distilled®, and the CBDistillery logo.

We seek to protect our proprietary packaging designs through design patent filings in key markets. As of December 31, 2025, our subsidiary Pure Sunfarms Corp. held 1 issued design patent and 9 pending design patent applications across 5 patent families in Canada, the United States, the European Union, and China. These design patents cover innovative product packaging used in connection with our cannabis brands. We also rely on trademarks, trade secrets, and proprietary know-how to protect our competitive position. While we believe our intellectual property provides meaningful differentiation for our branded products, we do not consider any single patent to be material to our business.

Employees

We have approximately 1,128 employees and contract workers throughout all of our segments: Canadian Cannabis, U.S. Cannabis, Netherlands Cannabis and Produce (VFCLP). The majority of our employees and contract workers are employed in our Canadian cannabis and produce greenhouse operations. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy a good working relationship with our employees.

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

Social Responsibility

We have stood by our core "Good for the Earth" principles since our inception over 30 years ago. Since our inception, we are guided by a Sustainable Agriculture Policy, which integrates three main goals, environmental health, economic profitability, and social and economic equality. Greenhouse growing is the most environmentally sustainable method of farming due to its ability to preserve natural resources, such as reduced water usage while growing more on less land. In CEA, soil erosion, air pollution, and greenhouse gas emissions are largely neutralized. In addition, our investments in the latest technological advancements, and our ability to produce higher yields per square meter, mean there are more GMO-free products grown with little impact to the environment.

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

BHB is focused on product quality and conducts internal and third-party quality testing across the supply chain and at all stages of the cannabinoid creation process to confirm the purity and concentration of its products. All hemp utilized by BHB is required to be non-GMO, free from contaminates and is rigorously tested for compliance. BHB has achieved Generally Recognized as Safe designation, an evaluation that its products are recognized as safe for consumption for full-spectrum, broad-spectrum and isolate CBD.

We have memberships in core industry associations. Pure Sunfarms is the founder of Cannabis Cultivators of B.C. dedicated to advocating for the growth of a responsible cannabis industry and advancing a favorable social, economic and business environment for cannabis cultivation in B.C. On a community level, local involvement in organizations such as the Canadian Cancer Society, American Lung Association, Wounded Warrior Fund, NAACP education fund, Rotary clubs, hospitals, and community art outreach activities, are just some of the diverse charitable contributions we support.

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

VFF’s principal operating subsidiaries as of December 31, 2025 are Pure Sunfarms, Rose, Leli, BHB, VFCLP, VF Clean Energy, Inc. and VFLP.

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

Business and Operational Risk Factors

•
We may be unable to maintain profitability or continue future growth.
•
We are dependent on the success of our Canadian Cannabis business, which has a limited operating history in the cannabis industry.
•
Our international expansion, including Leli, may heighten our operational risks.

•
There can be no assurance that our previous, current, or potential future acquisitions, joint ventures, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
•
We may need additional financing to maintain and further develop our business.
•
We face risks associated with the use of debt, including refinancing risk.
•
Our success depends on our ability to attract and retain customers.
•
We are subject to restrictive covenants under our Credit Facilities (as defined in Liquidity and Capital Resources below).

Industry Risk Factors

•
We face risks inherent in an agricultural business.
•
The legal cannabis and hemp-derived CBD industries are relatively new, and may be materially adversely affected by potential legal and regulatory changes.
•
Our Canadian Cannabis business has been negatively affected by, and may continue to be impacted by, cannabis supply and demand fluctuations.
•
Retail consolidation in the Canadian cannabis market may negatively affect our operations and profitability.
•
We face significant competition in the cannabis industry.
•
Increasing legalization of cannabis and rapid growth and consolidation in the cannabis and CBD industries may further intensify competition.
•
We may be negatively affected by unfavorable publicity, adverse scientific findings and/or negative consumer perception of cannabis.
•
Our Canadian and Dutch cannabis businesses are subject to cannabis-related security breaches, which could result in significant losses.
•
We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions.

Legal and Regulatory Risks Factors

•
The November 2025 Appropriations Act will make most CBD products illegal beginning in November 2026, and will materially and adversely affect our U.S. cannabis business if further legal action is not taken.
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

Labor and Employment Risks Factors

•
Our operations are dependent on labor availability which includes accessing government sponsored foreign labor programs in Canada.

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

BUSINESS AND OPERATIONAL RISK FACTORS

We may be unable to maintain profitability or continue future growth.

Our ability to generate net earnings and maintain profitability is based, in part, on our ability to manage our cannabis profit margins and earnings before interest, tax, depreciation and amortization (“EBITDA”). These margins are dependent upon our ability to sell our products profitably and to be the supplier of choice to our customers. The failure to execute on our low-cost structure in our cannabis business at favorable margins or an increase in cost of goods or operating costs will have a material adverse effect on the financial condition, results of operations, and cash available.

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

Additionally, there is no assurance that the cannabis and hemp-derived CBD industries and markets will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions (see “—Industry Risk Factors” below). Furthermore, we can provide no assurance that high-THC cannabis will ever become federally legal in the United States, and the legal and regulatory treatment of CBD in the United States remains uncertain (see “—Legal and Regulatory Risk Factors” below). As a result, we may be unable to achieve future growth or even maintain our existing businesses in these segments.

We are dependent on the success of our Canadian Cannabis business which has a limited operating history in the cannabis industry.

Our Canadian Cannabis business has a limited operating history. Our Canadian Cannabis business is therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources. In addition, we have incurred and anticipate that we will continue to incur substantial expenses relating to the development and ongoing operations of our Canadian Cannabis business. The payment and amount of any future dividends to the Company from Canadian Cannabis business will depend upon, among other things, its available cash flows, after taking into account its operating and capital requirements. There is no assurance that we will be successful in achieving a return on our Canadian Cannabis business and the likelihood of success must be considered in light of the early stage of its operations and heavy tax burden on all Canadian cannabis companies.

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

Any expansion by us into jurisdictions outside of Canada and the United States is subject to additional risks, including political, economic, legal, and other risks and uncertainties associated with operating in or exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of cannabis, cannabis-derived products, hemp, or CBD, political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the cannabis, hemp and CBD businesses more generally. Leli and its cultivation license are subject to the continued support by the government of the Netherlands under the Experiment, which is currently scheduled to end in April 2029 (see “Business—Our Cannabis Netherlands Segment” above). In 2024, the Partij voor de Vrijheid introduced a proposal to put the Experiment on hold, but it did not pass. If the Experiment was ended prematurely prior to its expiration in April 2029, the Company would suffer a material loss on its investment.

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

For example, in May 2025 we entered into a joint venture with Vanguard for the operation of our produce assets that we contributed to the joint venture as part of the Produce Transaction. As such, our produce business is now operated through a partnership in which the Company has a minority interest. We cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of the partners. As a result, we may have limited control over such arrangements and experience returns that are not proportional to the risks and resources contributed. To the extent that the anticipated benefits of the Produce Transaction are not achieved, or take longer than expected to achieve, the results of operations and the financial condition of the Company may suffer, which may materially adversely affect our business, operations and financial performance and cash flows.

In addition, in 2024 we commenced the Delta RNG Project through our partnership with Terreva Renewables, and we completed construction of one of our operations of the Dutch cannabis facilities owned by Leli. For the above-mentioned reasons, we can provide no assurance that we will achieve the anticipated benefits from these ventures in the near term or at all. The inability of our acquired business, joint ventures and third-party investments to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

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

We have also provided full recourse guarantees and have granted security interests in respect of the FCC Term Loan and the Pure Sunfarms Term Loan Facility with our lenders. We are also subject to fluctuations in our working capital on a month-to-month basis, and as a result, we have access to financing under our Pure Sunfarms Revolving Credit Facility. Consistent with our past practice, in Produce, we may draw down on revolving credit facilities available. An inability to draw down upon our Revolving Loan, or to amend, extend or replace our term loans on favorable terms (or at all), could have an adverse effect on our businesses and our financial condition.

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

For our Canadian, Dutch and U.S. cannabis businesses, the successful implementation of a customer acquisition plan and the continued growth in the aggregate number of potential customers are critical to the ability to attract and retain customers. Even if the products of our Canadian, Dutch and U.S. Cannabis businesses achieve initial retail success, our long-term success is significantly dependent upon the ability to develop new and improved product lines. In addition, we can provide no assurance that campaigns to promote the products of our Canadian, Dutch and U.S. Cannabis businesses will be successful in attracting customers, and any such campaigns are heavily regulated and can entail significant expense. Our failure to acquire and retain customers and the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets, could have a material adverse effect on our business, operating results and financial condition.

We are subject to restrictive covenants under our Credit Facilities.

Under the terms of our Credit Facilities (as defined in Item 7, “Liquidity and Capital Resources” below), we are subject to a number of covenants, including debt service covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and expanding into new business lines. While the Company was compliant with all of its loan covenants on December 31, 2025, in prior years, we were not in compliance with our financial covenants related to the fixed charge coverage ratio under our Term Loans and accordingly we obtained waivers from FCC for the annual tests for the one financial covenants. There can be no assurance that we will be in compliance with the future financial covenants or that we will be able to obtain a future waiver from our creditors for any non-compliance in connection with the next testing date.

Generally, non-compliance with our covenants may increase the risk of default on our debt (including by a cross-default to other credit agreements). If we are unable to comply with our debt covenants in the future, we may seek a waiver and/or an amendment(s) from the applicable lenders in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. If we default under any of the Credit Facilities and the default is not waived by the applicable lenders, the debt extended pursuant to all of our debt instruments could become due and payable prior to their stated due dates. In addition, a default on all or some portion of the Credit Facilities may result in foreclosure on our collateral, which includes promissory notes, a first mortgage on the owned CEA (high tech greenhouse) properties, and general security agreements over our assets. We cannot give any assurance that (i) our lenders will agree to any covenant amendments or continue to waive any covenant breaches or defaults that may occur under the applicable debt instruments, or (ii) we could pay this debt if any of it became due prior to its stated due date. Accordingly, any default by us under our existing debt that is not waived by the applicable lenders could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares

Our operations require certain key inputs, including raw materials and energy, and we are subject to their costs, tariffs, and potential supply disruptions.

Our business is dependent on a number of key inputs and their related costs including raw materials, packaging materials and supplies related to our growing operations, as well as electricity, water, and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, and operating results. Our CEA operations consume considerable energy for heat and carbon dioxide production and are vulnerable to rising energy costs. Energy costs have shown volatility, which has and may continue to adversely impact our cost structure. Should the cost of energy rise, and should we face difficulties in sustaining price increases to offset the impact of increasing fuel costs, gross profit margins could be adversely impacted.

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

Our operations may be adversely affected by severe weather including wind, snow, hail, and rain, which may result in our operations having reduced harvest yields due to lower light levels. For example, in May 2012, we lost three of our operating greenhouses to a short but powerful hailstorm at our former Marfa, Texas facilities, and in February 2021, we experienced major outages and increased electricity pricing at our Texas facilities as a result of a major winter storm. While we maintain fixed contracts for a portion of our anticipated electricity requirements and have improved back-up systems, the impact of a future similar event may adversely impact our business operations and financial condition. In addition, although we anticipate and factor in certain periods of lower than optimal light levels, extended periods of severe or unusual light levels may adversely impact our financial results due to higher costs and missed sales opportunities arising from reduced production yields.

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

In particular, because our Canadian Cannabis business is engaged in and operates within the cannabis industry, there are exclusions and additional difficulties and complexities associated with obtaining insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. Further, our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks inherit in the business. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede liquidity, profitability, or solvency.

In addition, damage caused by an accidental or natural disaster to any or all of our key production facilities may result in significant replacement costs and loss of business that may not be fully recoverable or is subject to a high deductible. See “—Our operations are subject to natural catastrophes” above. Furthermore, we do not carry crop loss insurance, and accordingly, we would have to bear the cost of any significant losses related to crop losses in the future.

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

Our products may be subject to recalls.

Manufacturers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have put in place detailed procedures for testing our products, there can be no assurance that any quality, potency, or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action, or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for products and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

Our Netherlands cannabis segment is also subject to regulatory distribution and transportation requirements. Any disruption to these third-party services could have a negative impact on our operations.

INDUSTRY RISK FACTORS

We face risks inherent in an agricultural business.

Our revenues are derived from the growing of agricultural products, including cannabis and produce. As such, we are subject to the risks inherent in an agricultural business, such as weather, insects, plant and seed diseases, shortage of qualified labor and similar agricultural risks, which may include crop losses, for which we are not insured. There can be no assurance that natural elements or labor issues will not have a material adverse effect on any such future production. Although our cannabis and produce products are grown in climate-controlled greenhouses, as well as indoor facilities, in which we carefully monitor the growing conditions and retain experienced production personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of these products. Any such agricultural risks could have a material adverse effect on our business, prospects, financial condition, results of operations and our cash flows.

In particular, cannabis plants can be vulnerable to various pathogens including bacteria, fungi, viruses, and other miscellaneous pathogens. Such instances often lead to reduced crop quality, reduced potency, stunted growth and/or death of the plant. Moreover, cannabis is phytoremediative, meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals, and other compounds that may be present in agricultural materials. If the cannabis of Pure Sunfarms, Rose LifeScience or Leli Holland is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, the product may not be suitable for commercialization and we may have to destroy the applicable portions of our production. Cannabis production lost due to pathogens, toxins, chemicals, or other undesirable compounds may have a material adverse effect on our business and financial condition.

Our tomato plants are vulnerable to the tomato brown rugose fruit virus (“ToBRFV”). Our remaining tomato facility has been negatively impacted by ToBRFV in the past. ToBRFV is an identified virus affecting tomatoes, peppers and possibly other plants including cannabis. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and may not be able to be eradicated even with a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV leads reduced crop quantity, ending a crop cycle early or can result in the loss of an entire crop in one of our greenhouse facilities. In addition, delivery of tomato crops across the U.S.-Canada border can encounter additional inspections due to ToBRFV and possibly denied entry. Crops lost to ToBRFV may have a material adverse effect on our business and financial condition. Produce seed companies are in the process of developing tomato varieties that are resistant to ToBRFV; however, we can provide no assurance as to the effectiveness of such varieties. ToBRFV-resistant varieties will also need to be commercially viable with respect to yields and taste. In addition, we have implemented procedures to mitigate the spread of ToBRFV within our tomato facility. However, it will be several years before the negative impact of ToBRFV on the tomato industry is resolved and even with mitigation the virus may have a material adverse effect on our results of operations.

In addition, our operations may be adversely impacted by a significant water shortage, such as a severe drought. A significant water shortage in the regions in which our facilities are located could adversely affect our crop yield.

The legal cannabis and hemp-derived CBD industries are relatively new and may be materially adversely affected by potential legal and regulatory changes.

As federal License Holders under the Cannabis Act, our Canadian Cannabis business (specifically, Pure Sunfarms and Rose LifeScience) is operating in the relatively new cannabis industry and market in Canada, our U.S. Cannabis business is operating in the relatively new hemp-derived CBD industry and market and our Leli Holland business is now operating under the Experiment, the current phase of which is set to expire in April 2029. In addition to being subject to general business risks, we must continue to build brand awareness in these markets through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the health benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the health benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for our cannabis and cannabinoid products.

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

Our Canadian Cannabis business has been negatively affected in prior years, and could be impacted by cannabis supply and demand fluctuations.

Entities licensed under the Cannabis Act have in past years produced more cannabis than the current adult-use demand. In order to meet the initial adult-use demand, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act built special purpose cultivation facilities with additional production capacity to be licensed. In prior years, due to oversupply within the industry, some federal Licensed Producers reduced capacity by shuttering cultivation facilities and others are filing under the Companies’ Creditors Arrangement Act of Canada. Recently, primarily due to the growth of exporting medicinal cannabis to other countries, some Licensed Producers—including Pure Sunfarms—have commenced or announced capacity expansion. Adult and medicinal use demand for cannabis products is dependent on a number of social, political, and economic factors that are beyond our control including the pace of new retail cannabis stores. In addition, the initial demand that has been experienced following legalization in Canada may not continue at comparable levels or may not be sustainable as a portion of such demand may have been a result of the novelty of legalization.

In past years, Pure Sunfarms, Rose LifeScience and other entities licensed under the Cannabis Act were producing more cannabis than is needed to satisfy the collective demand of the Canadian adult-use markets. As a result, the available supply of cannabis exceeded demand, resulting in a significant decline in the market price for cannabis. Historically, the Company sold its bulk flower inventory in both the retail (higher pricing) and wholesale channels (lower pricing) at an average price in excess of its historical cost. While the over production of cannabis has been curtailed more recently by Pure Sunfarms and Rose, due to the shelf life of cannabis there is no assurance that Pure Sunfarms or Rose LifeScience would be able to generate sufficient revenue from the sale of adult-use cannabis and exported medicinal cannabis to be profitable and accordingly, it remains possible that the Company may record additional inventory write-downs in the future, which may materially and adversely affect our results of operations. Ultimately, Canadian adult-use market and international exported medicinal cannabis demand and supply may not be sufficient to support our current or future products or business.

In addition, our Canadian Cannabis business competes against illicit cannabis producers who are not subject to the same tax regime, regulations and costs. Supply, often at lower prices, from non-licensed producers also impacts market pricing and overall supply-demand dynamics.

Retail consolidation in the markets in which we participate and reliance on third-party distributors may negatively affect our operations and profitability.

Our Canadian cannabis business is focused on recreational (adult-use) sales which are primarily sold through the various Provincial boards who are effectively the sole wholesaler in their respective Provinces. As such, we had a concentration of adult-use branded sales to our three biggest provincial boards for the years ended December 31, 2025 and 2024 of 82% and 93%, respectively. If we are unable to sell to these provincial boards in the future for any reason, we expect that our revenues would decline and our results of operations would be negatively affected, and the impact on our overall results could be material.

Our Canadian produce operation is subject to an exclusive Sales, Marketing and Distribution Agreement with Village Fresh Canada, ULC which commenced on May 30, 2025 (the closing date of the Produce Transaction) and continues into future years, subject to specific termination provisions by both parties (see “Business—Our Produce Segment—Produce Transaction Agreements”). As a result, the Company’s produce revenues have a single customer on which it relies to sell its product. If Village Fresh Canada, ULC is unable to use its scale, marketing expertise and market leadership position to sell our products to U.S. and Canadian retailers, it may have a material adverse effect on our financial condition and results of produce operations.

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

Our Canadian Cannabis business also faces competition from existing entities licensed under the Cannabis Act. Certain of these competitors have significantly greater financial, marketing, research and development and technical and human resources than we do. As a result, our Canadian cannabis competitors may be more successful in gaining market penetration and market share. The commercial opportunity for our Canadian Cannabis business in the adult-use market, as well as exportation of medicinal cannabis, could be reduced or eliminated if our competitors produce and commercialize products for the adult-use and medicinal markets that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our cannabis products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our cannabis products and receive more favorable publicity than our cannabis products.

If the number of users of cannabis in Canada increases and the number of countries allowing the importation of medicinal cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, our cannabis businesses will require a continued level of investment in research and development, marketing, sales, and operations. Our cannabis businesses may not have sufficient resources to maintain research and development, marketing, sales, and operations efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations.

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

All of our cannabis businesses face competition from illegal cannabis operations that are continuing to sell cannabis to individuals, despite not having a valid license. We do not expect governments to actively enforce current laws against the illegal cannabis operations, but rather over the course of time, both the Canadian and Dutch governments expect legal operators to force the closure of the illegal cannabis operations due to economic factors. Furthermore, given the restrictions on regulated retail cannabis as well as higher costs and taxes for regulated products, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience and/or price.

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

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or CBD, our Canadian, Dutch and U.S. Cannabis business’ current or future products, the use of cannabis or CBD for medical purposes or associating the consumption of cannabis or CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis or cannabinoid products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

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

Our Canadian, Dutch and U.S. Cannabis businesses are subject to cannabis-related security breaches, which could result in significant losses.

Given the nature of the products and the limited legal channels for distribution of our Canadian, Dutch and U.S. Cannabis business products, as well as the concentration of inventory in our facilities, despite meeting or exceeding regulatory security requirements, there remains a risk of inventory shrinkage due to theft and other security breaches. A security breach at one of our facilities could result in a significant loss of available product and could expose us to additional liability under applicable regulations and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential consumers from choosing the products of Pure Sunfarms, Rose LifeScience or Leli Holland any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions.

Our Canadian produce is actively sold cross-border by Village Fresh Canada, ULC. Markets in the United States and Canada may be affected from time to time by trade rulings and the imposition of customs, duties, and other tariffs. The President of the United States of America imposed a 25% tariff on all Canadian exports to the US in early 2024 and has threatened on more than one occasion to impose higher tariffs on all Canadian imports. Changes or developments in U.S. laws and policies, such as laws and policies surrounding U.S. domestic economic policies, as well as international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we operate, can materially adversely affect our business and financial condition. These changes in U.S. administrative policy may result in significant increases in tariffs for imported goods, among other possible changes. There also are risks associated with retaliatory tariffs and resulting trade wars. The imposition of such tariffs or other similar trade restrictions may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. The imposition of such tariffs or other similar trade restrictions may also be inflationary, which could cause the cost of inputs to increase and interest rates to rise and create further uncertainty and volatility in the market, which may have a material adverse effect on our business and financial statements.

There can be no assurance that our financial condition and results of operations will not be materially adversely affected by trade rulings and the imposition of customs duties or other tariffs in the future. Furthermore, there is no assurance that further trade actions will not be initiated by U.S. producers of greenhouse or field grown vegetables. Any prolonged disruption in the flow of our product across the U.S.-Canada border (which would be exacerbated by tariffs and/or trade restrictions) could have an adverse effect on our financial condition and results of our produce operations.

Our Canadian Cannabis business exports certain products to international markets (currently Germany, the U.K., Australia, New Zealand and Israel) and may export products to other international markets in the future. International markets are subject to substantially similar regulatory and international demand and supply risks that our Canadian cannabis business is subject to in Canada.

Our revenues may be impacted by fluctuating demand for our products.

Our revenues will in large part be derived from the production, sale, and distribution of agriculturally based consumer goods – specifically cannabis, hemp-derived cannabinoids and tomatoes. The price of production, sale and distribution of these goods will fluctuate widely primarily due to, the natural economic balance of demand versus supply, as well as the impact of numerous factors beyond our control including international, economic, and political trends, expectations of inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. The effects of these factors on the price of our goods and, therefore, the economic viability of our business, cannot accurately be predicted and may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

The cannabis, CBD and produce industries are highly competitive and sensitive to changes in demand and supply. The price of our products is affected by many factors including control of the distribution channel by provincial boards (for Canadian cannabis), cannabis retail chains in Canada, quality and general economic conditions, all of which could have a material adverse effect on our results of operations and financial condition. Demand for our products is subject to fluctuations resulting from adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns and public reaction to food spoilage or food contamination issues. General supply of all our goods is subject to fluctuations relating to weather, insects, plant disease and changes in greenhouse acreage. There can be no assurance that consumption will increase or that present consumption levels will be maintained. If consumer demand for our products decreases, our financial condition and results of operations may be materially adversely affected.

We may be negatively affected by the customer and vendor credit risk.

Because of the recent volatility in the nascent cannabis and CBD sector generally, certain customers and vendors of our Canadian, Dutch and U.S. Cannabis businesses may encounter financial difficulties that could result in those entities being unable to collect some or all of their accounts receivable from their customers and possibly the inability to obtain certain products sourced outside of our own facilities.

Accordingly, we are subject to credit risk in relation to accounts receivable with the spot market, other wholesale or retail customers and LPs. Disputes with customers may arise in the future relating to the non-payment of accounts receivable and may escalate to litigation or other dispute resolution processes, which could be protracted, time-consuming and expensive, and there can be no assurance that we will be successful in any such disputes. The foregoing could have a material adverse impact on our business, financial condition, results of operations and prospects.

Third parties with whom we contract may be concerned about their reputational risks in respect of cannabis.

The parties with whom we do business, or would like to do business with, may perceive that they are exposed to reputational risk as a result of our business activities relating to cannabis, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the cannabis industry may interfere with our relationship with service providers in the United States, Canada and the Netherlands, as well as other countries, particularly in the financial services and insurance industries.

LEGAL AND REGULATORY RISK FACTORS

The November 2025 Appropriations Act, will make most hemp-derived products illegal beginning in November, 2026, and will materially and adversely affect our U.S. cannabis business unless further legislative action is taken

On November 12, 2025 the President of the United States signed into law the November 2025 Appropriations Act, which changes the THC measurement standard from delta-9 THC (only) to "total THC" concentration (including THCA) of not more than 0.3% on a dry weighted basis and imposes a national limit of 0.4 milligrams of total THC per container for all hemp‑derived consumable products, with such changes effective November 12, 2026. Accordingly, a substantial majority of hemp-derived products that were previously legal under the 2018 Farm Bill - including most of those sold by BHB - will be categorized as marijuana, currently a Schedule I controlled substances under the CSA, beginning on November 12, 2026, which effectively recriminalized hemp-derived products containing THC, and would likely eliminate the entire industry, unless further legislative action is taken to curtail the impact of the November 2025 Appropriations Act. It remains uncertain whether the provisions of the November 2025 Appropriations Act affecting the hemp industry will ultimately take effect as scheduled, whether Congress may amend or replace these provisions prior to implementation or whether the implementation date will be delayed to give Congress time to determine a more comprehensive solution. Accordingly, if the November 2025 Appropriations Act is not amended before it goes into effect, it will substantially harm our U.S. cannabis business, which would likely have a materially adverse effect on our overall business, financial condition, and results of operations. We are continuing to monitor this legislation closely and assess strategic alternatives; however, there can be no assurance that we will be able to fully mitigate the operational or market impacts should the November 2025 Appropriations Act be implemented without modification.

We cannot predict when, if ever, cannabis will be federally legal in the United States and any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.

In August 2023, the HHS recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA, and the rulemaking process remains ongoing and subject to legal challenges. There can be no assurances that the rulemaking process will continue or that moving marijuana (or other cannabinoid products that are now illegal under the CSA) from Schedule I to Schedule III will ever occur, and the impacts of any such rule on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. Prospects, announcements and market sentiment relating to the rescheduling of marijuana and other cannabinoid products from Schedule I to Schedule III - whether or not it occurs as contemplated, or at all - could result in significant volatility in the market for our Common Shares. To the extent that market speculation results in an increase in the price of our Common Shares, our Common Share price could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.

In addition, there is substantial uncertainty concerning the legal status of U.S. hemp and U.S. intoxicating hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, even without the November 2025 Appropriations Act (as described above). The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022. If the DEA takes action against participants in the U.S. hemp industry, this could cause our customers to lose confidence in our products, which could have a material and adverse effect on our business, financial condition and results of operations.

Our Canadian and Dutch operations require licenses to grow, store and sell cannabis.

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

Leli Hollands’ ability to grow, store, sell and distribute cannabis to certain legal Dutch coffee shops is solely dependent on its ability to maintain a license under the Experiment for its two locations. Under the Experiment, Leli Holland is required to track and trace is production, destruction and sales of cannabis. Failure by Leli Holland to comply with the requirements under the Experiment would have a material adverse impact on our business, prospects, financial condition, results of operations and cash flows. Although we believe Leli Holland will maintain its license, there can be no guarantee that such license will be extended, or renewed, or if it is extended or renewed, that it will be extended or renewed on the same or similar terms. Should our Dutch license not be extended, or renewed or should it be renewed on different terms, our business, prospects, financial condition, results of the operation and cash flows would be materially adversely affected.

Furthermore, the Company has applied for a TCUP license in Texas, which is a program that provides low-THC cannabis to registered patients who have a prescription from their physician. As of the date of this filing, our TCUP application is still being reviewed by the State of Texas and there has not been any indication if or when our application will be reviewed or if a TCUP license will be approved.

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

Our cannabis operations are subject to laws, regulations and guidelines related to the cannabis industry.

The activities of our Canadian Cannabis business is subject to various laws, regulations and guidelines by governmental authorities, particularly under the Cannabis Act, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, pricing, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, insurance coverage, the conduct of operations and the protection of the environment, among other areas. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our Canadian cannabis activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on its products and services. We endeavor to comply with all relevant laws, regulations, and guidelines. Health Canada inspectors routinely assess the facilities of our Canadian Cannabis business for compliance with applicable regulatory requirements. From time to time, we may have different views from Health Canada regarding the interpretation of the Cannabis Act and its regulations as applied to specific aspects of our operations. For example, we are currently engaged in correspondence with Health Canada regarding the regulatory treatment of certain packaging features used by Pure Sunfarms. We believe our packaging features used in our Canadian cannabis business are compliant with the Cannabis Act and the Cannabis Regulations, and we have communicated that position to Health Canada in detail and we expect to continue this dialogue and, if necessary, to seek clarification through available regulatory or judicial review channels; however, if we are unable to resolve this matter or any other regulatory interpretation matter through dialogue and Health Canada pursues enforcement action against us, we could be subject to product recalls, license suspension, administrative monetary penalties or other sanctions, and any challenges to such action could result in legal costs and diversion of management attention. While we do not anticipate a material impact on our operations, there can be no assurance that Health Canada will agree with our interpretation, and any required modifications to our existing packaging may impose on us significant costs, which could materially affect our future results of operations.

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

The activities of our Dutch cannabis business is subject to various laws, regulations and guidelines by governmental authorities, particularly under the Experiment, relating to the cultivation, processing, manufacture, management, marketing, packaging/labelling, advertising, sale, distribution, transportation, storage, and disposal of cannabis, but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment, among other areas.

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

Even absent the November 2025 Appropriations Act, CBD remains subject to further study by the FDA in order to receive FDA approval to include CBD based products in food and beverages. Until the FDA receives either more scientifically-based health and wellness studies, or further Congressional direction, the FDA will not allow CBD to be put into food or beverages. For more information, see “—Our U.S. Cannabis business is subject to FDA and USDA regulation.” below. As such, there has been a negative impact on the sales of all CBD products across the country since the initial interest in CBD products in 2019 and 2020. This has resulted in U.S. retailers moving away from carrying CBD based products in light of potential FDA scrutiny and has had a negative impact on the sales of all CBD products across the United States, and has negatively affected the Company’s business and required the Company to record goodwill impairments in our U.S. Cannabis segment (see "Liquidity and Capital Resources--Critical Accounting Policies, Estimates and Judgements"). The FDA continues to not only publish guidance indicating their unwillingness to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods, but also issue warning letters to some CBD companies that are making health and wellness claims, which has increased regulatory uncertainty regarding CBD and has pushed U.S. retailers further away from CBD products. As a result of the foregoing factors, the Company and other cannabis and CBD companies have suffered a decline in the price of their common shares and their overall market capitalizations. We can provide no assurance that the FDA will provide any greater certainty regarding the use of CBD in food and beverages in the near term, or at all, and accordingly, our business may continue to be affected, and the impact on our financial results may be material.

In addition, no assurance can be given that new laws (such as the November 2025 Appropriations Act), regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed, interpreted or applied in a manner which could require extensive changes to our CBD operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict growth opportunities or otherwise limit or curtail or eliminate our operations. For example, the proliferation of unregulated, synthetic and intoxicating hemp-derived products in the U.S. market continues to challenge market share for the CBD industry and is causing certain states to impose significant restrictions or bans on hemp-derived products. Additions of new restrictions, amendments to current laws, regulations and guidelines governing the production, sales and use of cannabis-based and CBD products, more stringent implementation of enforcement thereof or other unanticipated events, including changes in political conditions, regimes or political instability, currency controls, changes in taxation laws, restrictions on foreign exchange and repatriation between U.S. and Canada, governmental regulations relating to foreign investment and changes in the attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on or business, financial condition and results of operations.

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

Laws and regulations governing the use of hemp in the U.S. are broad in scope, subject to evolving interpretations, and subject to enforcement by several regulatory agencies and law enforcement entities. Under the 2018 Farm Bill, a state that desires to have primary regulatory authority over the production of hemp in the state must submit a plan to monitor and regulate hemp production to the Secretary of the USDA. The Secretary must then approve the state plan after determining if the plan complies with the requirements set forth in the 2018 Farm Bill. The Secretary may also audit the state’s compliance with the federally approved plan. If the Secretary does not approve the state’s plan, then the production of hemp in that state will be subject to a plan established by the USDA. The USDA has not yet established such a plan. We believe that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit, or limit, the use of hemp in commercial products.

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

As the cannabis products of our Canadian, Dutch and U.S. Cannabis businesses are designed to be ingested by humans, we face a risk of exposure to product liability claims, regulatory action and litigation if these products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our cannabis and cannabinoid products alone or in combination with other medications or substances could occur. As a result, we may be subject to various product liability claims, including, among others, that our products caused injury or illness or that we provided inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. There can be no assurance that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

In addition, as a producer of food products, we are subject to potential product liabilities connected with our operations and the marketing and distribution of these products, including liabilities and expenses associated with contaminated or unsafe products. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of contaminated or unsafe products. There can be no assurance that the insurance against all such potential liabilities we maintain will be adequate in all cases. In addition, even if a product liability claim was not successful or was not fully pursued, the negative publicity surrounding any such assertion could harm our reputation. The consequences of any of the foregoing events may have a material adverse effect on our financial condition and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We provide no assurance that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations

We are subject to environmental, health and safety, and other governmental regulations and we may incur material expenses in order to comply with these regulations.

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

The provincial governments in Quebec and Newfoundland and Labrador have imposed certain provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavours of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavours in inhaled cannabis extracts as it claims that the availability of flavours is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavour, other than the flavour of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021. Health Canada previously referenced these proposed regulatory amendments in earlier forward regulatory plans (such as the 2023-2025 plan and the 2024-2026 plan), although the currently posted 2025-2027 plan does not list this initiative. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in the face of unexpected changes in market conditions.

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

Our U.S. marketing programs use customer information and other personal and confidential information as well as digital communications, which may subject us to liability if we misuse this information.

Our current and future U.S. marketing programs may depend on our ability to collect, maintain, and use data and sensitive personal information on individuals, and our ability to do so is subject to evolving laws and enforcement trends in Canada and other jurisdictions. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of medical information and data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with our practices or fail to be observed by our employees or business partners. If so, we may suffer damage to our reputation and become subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management or otherwise have an adverse effect on our business.

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

LABOR and EMPLOYMENT RISK FACTORS

Our operations are dependent on labor availability which includes accessing government sponsored foreign labor programs in Canada.

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

Our Dutch cannabis business relies on the continued operations of coffee shops in 10 cities (legal coffee shops) to purchase and distribute its product. Should these stores not continue to operate, it would negatively impact our Dutch cannabis revenues and operations.

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

In addition, our cannabis businesses are dependent on their ability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of our cannabis businesses, results of operations and could limit our ability to develop and market our cannabis-related products. The loss of any of cannabis senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and our cannabis businesses may not be able to find adequate replacements on a timely basis, or at all.

Further, each director and officer of a company that holds a license for cultivation, processing or sale under the Cannabis Regulations or Experiment (in the Netherlands) is subject to the requirement to obtain and maintain a security clearance under the respective county of operations regulations. Certain additional key personnel are also required to obtain and maintain a security clearance. Under the Cannabis Regulations, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of the existing personnel or directors who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of Pure Sunfarms’ operations.

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

We may be exposed to transfer pricing risks

Prior to the Produce Transaction that was completed in May 2025, under sales agreements, VF Opco agreed to sell some of its produce inventory to VFLP for resale in the United States, and VFLP has agreed to sell some of its inventory to VF Opco for resale in Canada. We believe the amounts charged for inventory pursuant to these sales agreement reflect the fair market value of the goods sold. However, no assurance can be given in this regard. Based on certain transfer pricing rules, the IRS and the Canada Revenue Agency have, in the past, and may, in the future, challenge such amounts as differing from those that would have been charged between persons dealing at arm’s length. This could result in more tax (and penalties and interest) being due, which could have a material adverse effect on our business, financial condition, and results of operations.

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

You should consider an investment in our Common Shares as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our Common Shares has been highly volatile and is likely to continue to be volatile. This leads to a heightened risk of securities litigation pertaining to such volatility. Factors affecting our Common Share price include but are not limited to: (i) our ability to continue as a going concern; (ii) general market conditions; (iii) our ability to raise additional capital and/or secure additional financing on acceptable terms, or at all; (iv) market and/or industry developments in produce, cannabis or hemp that may directly or indirectly affect us; (v) regulatory and legislative developments, particularly with respect to cannabis and/or CBD, in Canada, the Netherlands and the United States or elsewhere to the extent applicable; (vi) our ability to operate in Canada, the United States and the Netherlands under the circumstances of current economic and legal/regulatory conditions, including as a result of the November 2025 Appropriations Act, the unfavorable interest rate environment, global supply chain issues, and inflation; (vii) potentially unfavorable report published by securities analysts; (viii) public concern as to the safety of the products that we and our competitors develop; (ix) our material weaknesses in our internal controls over financial reporting; and (x) fluctuations of shareholder interest in our Common Shares.

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

As of March 6, 2026, 15,298,900 of the 2023 Common Warrants (as defined in “2023 Equity Offering”) were still outstanding. The 2023 Common Warrants expire on July 30, 2028.

Furthermore, we have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 6, 2026 there were 6,159,411 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $3.47 per share and 2,106,376 of Restricted Stock Units (“RSUs”) were outstanding leaving 3,244,655 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plan. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

We have in the past and may in the future grant, to some or all of our directors, officers and employees, options to purchase our Common Shares and other stock-based awards as non-cash incentives to those persons. As of March 6, 2026 there were 6,159,411 Common Shares issuable upon exercise of outstanding options at a weighted-average exercise price of $3.47 per share and 2,106,376 RSUs outstanding, which leaves 3,244,655 Common Shares reserved and available for issuance upon exercise of additional options and other stock-based awards that may be granted in the future under our equity compensation plans. The issuance of additional Common Shares upon exercise of outstanding options, warrants and other convertible securities will cause our existing shareholders to experience dilution of their ownership interests.

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

Cyber security has become an increasingly problematic issue for issuers and businesses around the world, including us. Cyber security attacks against organizations of all sizes are increasing in sophistication and are often focused on financial fraud, compromising sensitive data for inappropriate use or disrupting business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems. Our primary risk that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships, disclosure of confidential information regarding our employees and third parties with whom we interact, and may result in negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. We are also at risk of theft of proprietary data for the purposes of extracting payment for its return (ransomware attack). We maintain cyber security insurance and have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. We can provide no assurance that a cybersecurity incident could have a material adverse impact on financial performance and results of operations.

Inflation may continue to rise and increase our operating costs.

For the year ended December 2025, the US Bureau of Labor and Statistics reported that inflation increased 2.7 percent as against prices from December 2024. Rising inflation affects our cultivation costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our operating results. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may help to offset a portion of the adverse impact.

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

We believe in continuous improvement as part of the effort to optimize security, and we work to foster that culture through various initiatives:

•
Cybersecurity Awareness Trainings: We educate employees on best practices for online safety and for identifying potential cybersecurity threats, including by initiating training programs for our entire employee base.
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

We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize, or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2025 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “We face risks related to cyber security attacks and other incidents.”

ITEM 2. PROPERTIES

Our primary executive offices are located at 90 Colonial Parkway, Lake Mary, Florida, 32746.

The following table outlines the Company’s greenhouse facilities.

		Growing Area
Operating Facilities	Square Feet	Square Meters	Acres	Products Grown
Delta, BC (Delta 2) (1 greenhouse)	1,075,530	99,920	25	Cannabis
Delta, BC (Delta 3) (1 greenhouse)	1,100,000	100,000	25	Cannabis
Huntingdon, Quebec (1 indoor controlled growing facility)	55,000	5,110	1	Cannabis
Drachten, Netherlands (1 indoor controlled growing facility)	22,600	2,100	1	Cannabis
Groningen, Netherlands (1 indoor controlled growing facility)	60,900	5,658	1	Under Construction
Total cannabis operations	2,314,030	212,788	53
Marfa, TX (1 greenhouse)	871,200	80,937	20	Leased to Vanguard
Monahans, TX (1 greenhouse) (Permian Basin facility)	1,272,294	118,200	30	Not in operation
Delta, BC (Delta 1) (1 greenhouse)	2,588,860	240,513	60	Tomatoes on-the-vine, beefsteak and specialty tomatoes
Total produce operations	4,732,354	439,650	110

We believe that our existing facilities are adequate for our needs. Should we require additional facilities in the future, we believe that such facilities can be acquired or leased on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries may become defendants in certain employment claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than ordinary routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations. Additionally, there were no environmental matters requiring disclosure pursuant to Item 103(c)(3) of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Shares are currently traded on The Nasdaq Stock Market LLC under the symbol “VFF”.

Holders of Record

As of March 6, 2026, there were approximately 11 shareholders of record of our Common Shares, which included Cede & Co., a nominee for Depository Trust Company, whose participants include CDS & Co., a nominee for The Canadian Depository for Securities Ltd. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either Depository Trust Company or The Canadian Depository for Securities Ltd., which represents one shareholder of record.

Dividend Policy

We have not paid any cash dividends or distributions on any class of our securities, and we have no current plans to pay dividends as we are growth focused.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The table below provides information about Company purchases of its Common Shares during the three months ended December 31, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands of U.S. dollars)
October 1 - 31, 2025	—	—	—	$10,000
November 1-30, 2025	536,523	$3.73	536,523	$8,001
December 1-31, 2025	276,400	$3.52	276,400	$7,029
Total	812,923	$3.66	812,923	$7,029

(a) On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding Common Shares.

(b) Average price paid includes costs associated with the repurchases.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Leli Holland B. V. (“Leli” or “Leli Holland”) which formally changed its name to Village Farms International B.V. on March 6, 2026, Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”).

Village Farms' mission is to apply decades of innovation in intensive agriculture to lead a sustainable path forward for the global cannabis industry. To do so, we leverage a proven track record of asset investment and development, cultivation expertise and experience in controlled environment agriculture to produce branded and wholesale cannabis products for global markets with legally permissible regulatory frameworks.

In Canada, we converted two large-scale, advanced greenhouse facilities to cannabis production to serve for the Canadian legal adult use (recreational), as well as international medical export, markets. Our focus for our Canadian Cannabis segment is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into a leading producer of dried flower nationally and one of the few Canadian licensed producers with consistently strong operating results.

Through strategic organic growth, exports and/or acquisitions, we intend to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian Cannabis business received European Union Good Manufacturing Practice (“EU GMP”) certification for our 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”)

which permits us to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, we commenced exports to Israel. In 2023, we began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries. In 2025, we began exporting cannabis products to New Zealand. As a result of the typically higher margins in international medical markets, we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets.

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

We also cultivate tomatoes and market them through Village Farms Fresh (a Vanguard Holdings Company) under the Village Farms Fresh (“VF Fresh”) brand which sells to mass retail grocery stores and food distribution companies.

Our intention is to use our assets, expertise and experience (across cannabis, hemp, CBD and produce ecosystems) to participate in the global cannabis market subject to compliance with all applicable national laws and applicable stock exchange rules.

Our Operating Segments

Cannabis Canada Segment

Our Cannabis Canada ("Canadian Cannabis") segment is composed of wholly owned Pure Sunfarms and an 80% ownership interest in Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and one of the leading flower brands in Canada. Pure Sunfarms leverages our 30 years of experience as a vertically integrated greenhouse grower for cannabis growth opportunities in Canada with commercial distribution in all Canadian provinces and territories, as well as exportation to medical markets outside of North America.

Rose is one of the top-selling licensed producers of cannabis in the Province of Quebec, as well as a prominent cannabis products commercialization expert in Quebec, acting as the exclusive, direct-to-retail sales, marketing and distribution entity for some of the best-known brands in Canada, as well as Quebec-based micro and craft growers.

Our long-term objective for our Canadian Cannabis segment is be the leading low-cost, high-quality cannabis producer and one of the leading brands nationally, and to leverage our experience and success in Canada to become a leading exporter of medicinal cannabis across the world.

Cannabis Netherlands Segment (operating as Leli Holland)

Our Cannabis Netherlands operating segment is composed of wholly owned subsidiary, Leli Holland B.V. Through Leli, we hold one of ten licenses to cultivate and distribute recreational cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with sales commencing in February 2025. Leli Holland B.V. formally changed its name to Village Farms International B.V. effective on March 6, 2026.

Cannabis U.S. Segment

Our Cannabis U.S. ("U.S. Cannabis") operating segment is composed of wholly owned subsidiary Balanced Health.

Balanced Health is one of the leading cannabinoid (CBD) brands and e-commerce platforms in the United States. Balanced Health develops and sells high-quality CBD and hemp-based health and wellness products, distributing its diverse portfolio of consumer products through its top-ranked e-commerce platform, CBDistillery™.

Produce Segment

Our Produce segment is composed of VFCLP and the remaining VFLP assets after the sale and transfer of our produce assets with Vanguard Holdings in May 2025.

Our Produce segment cultivates premium-quality, greenhouse-grown tomatoes in Canada. The tomatoes are grown in a sophisticated, highly intensive agricultural greenhouse facility located in Delta, British Columbia.

On May 30, 2025, the Company closed on the transformative transaction to privatize certain assets and operations of its Produce segment, including its Marfa II and Fort Davis greenhouses, and all of its produce distribution centers, through a series of asset and lease transfers. The Company determined that the assets and operations that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented. See "Business-Our Produce Segment - Produce Transaction Agreements".

Clean Energy Segment

Our Clean Energy segment is composed of wholly owned subsidiary, VF Clean Energy Inc.

VFCE has partnered with Terreva Renewables (formerly Mas Energy) for the Delta RNG Project based on VFCE’s 20-year contract (including a five-year option to extend) with the City of Vancouver to capture landfill gas at the Delta, B.C. landfill site (the "Delta RNG Project"). The Delta RNG Project, which commenced operations in 2024, converts VFCE’s landfill gas into high-demand renewable natural gas ("RNG") through a state-of-the-art facility. Terreva Renewables sells the renewable natural gas and VFCE receives a portion of the revenue in the form of a monthly royalty.

Legal, Regulatory and Other Macroeconomic and Political Trends

The future of our business continues to depend on not only the cannabis regulation in Canada but also the current and developing cannabis regulations in other countries, including the EU and UN conventions. In addition, the November 2025 Appropriations Act will effectively recriminalize CBD in the United States which could have a material adverse effect on our U.S. cannabis segment. See “Risk Factors—Legal and Regulatory Risk Factors—The November 2025 Appropriations Act will make most CBD product beginning in November 2026 and will materially affect our U.S. cannabis business if further legal action is not taken”. The potential for U.S. federal legalization and/or rescheduling of cannabis, FDA regulation of CBD-derived products and the legal and other jurisdictions where we do business could have a material impact on the Company’s current and future operations. See “Risk Factors—Legal and Regulatory Risk Factors—We cannot predict when, if ever, cannabis will be federally legal in the United States and any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business”.

Our business may also be materially affected by potential U.S./Canadian tariffs and/or other trade restrictions. See “Risk Factors—Industry Risk Factors—We face risks associated with cross-border trade and the potential for tariffs and other trade restrictions” and “Risk Factors—Labor and Employment Risk Factors—“Our operations are dependent on labor availability which includes accessing government sponsored foreign labor programs in Canada”.

In addition, our business has been affected, and we expect will continue to be affected for the foreseeable future, by inflation rates, and, indirectly, world conflicts (e.g., Russia/Ukraine), which may negatively affect our operating results. Inflation has affected and continues to affect supply chain and labor costs as well as purchasing decisions of consumers, amongst other items, which may impact demand for our products.

Recent Developments and Updates

Canadian Cannabis

•
The Company continues to maintain a top five overall market share position in Canada and held the number one position in dried flower as of February 2026, despite planned reductions in sales of lower-margin SKUs1 to favor higher-margin opportunities;
•
Surpassed the high end of its targeted gross margin range of 30-40%, marking the fourth consecutive quarter meeting or exceeding the target range and contributing to record annual adjusted EBITDA from continuing operations performance;
•
Introduced several new and unique packaging innovations to the Canadian market, including the launch of a one-way aroma valve built directly into its dried flower packaging, windowed packaging for its flower products which enables consumers to see product before purchase, and a proprietary built-in matchbox accessory for its pre-roll offerings to meet growing demand for ready-to-enjoy cannabis experiences;
•
Named the winner of Business Vancouver's (BIV) 2026 BC Export Awards in the Consumer Products category, recognizing our exceptional performance and contribution to British Columbia's growing international trade economy;
•
Published groundbreaking peer-reviewed research in Scientific Reports (Nature Portfolio), highlighting the natural variability of THC potency within cannabis plants, reinforcing a need for a greater focus on product quality versus potency and more transparent and accurate labeling across the industry; and,
•
During the fourth quarter, started the expansion of cultivation capacity in the remaining half of its Delta 2 greenhouse to meet increasing demand in Canadian and our international export markets. The expansion is expected to yield an incremental 40 metric tons of annualized cannabis production, expanding capacity by approximately 33% once completed.

1. Based on estimated retail sales from HiFyre, other third parties and provincial boards.

International Medical Cannabis (Reported Within Canadian Cannabis)

•
International export sales increased 517% year-over-year, driven by continued strength of demand in Germany and steady performance across other international markets; and
•
The Company believes that it remains the largest exporter of medical cannabis to Europe, with three of the top five leading cultivars in Germany and four of the top 10 through our third-party distribution partners1.

1. Based on Company estimates and rankings compiled by German outlet Flowzz

Netherlands Cannabis

•
Operations in the Company’s Phase I facility in Drachten continue at full capacity, with continued strong profitability and operating cash flow generation;
•
The Company's products are now represented in 91% of participating coffeeshops, representing increased market penetration sequentially from that of the third quarter;
•
The Company continued to advance new product innovation in the Netherlands market and, subsequent to year end, launched 10 new product offerings, including the first regulated blunt in market, as well as infused spliffs, and other pre-roll formats, in the Netherlands. We expect to continue to launch new and innovative products in 2026; and
•
Construction of the Company’s Phase II facility in Groningen is nearing completion with the facility expected to be operational in the second quarter of 2026. When fully operational, the Phase II facility is expected to quintuple total annualized production to approximately 10,000 kilograms.

U.S. Cannabis

•
The Company believes we are poised to benefit from President Trump's Executive Order to reschedule marijuana, which, if enacted, would represent a consequential step in modernizing U.S. cannabis policy and support the development of a regulatory framework more aligned with international drug policies.
•
The Company's application for a Texas medicinal marijuana license remains under review by the Department of Public Services ("DPS"). In December 2025, nine new provisional licenses were awarded, of which we were not a recipient, however, DPS is required to award a minimum of three new awards on or before April 1, 2026. If awarded a license, the Company plans to work with its listing authority to structure an acceptable ownership structure and comply with all applicable regulatory requirements, which are still pending in Texas.

Corporate

•
Brian Stevenson was appointed to the newly created role of Global Chief Strategy Officer, in which he is leading our enterprise-wide strategic agenda, including long-term growth strategy, global market assessment, and integration initiatives across regions and business units.
•
Brian Ellis was appointed to the newly created role of Chief Information and Technology Officer (CITO), in which he is overseeing our enterprise architecture and IT strategy as we continue executing our global growth strategy and transformation initiatives.
•
On September 29, 2025, the Company’s Board of Directors unanimously approved a US$10 million share repurchase authorization for up to 5,687,000 common shares (five percent of the Company’s issued and outstanding common shares at the date of announcement). During the fourth quarter of 2025, the Company repurchased 812,923 shares at a cost of $3 million and subsequent to year end 2025 continued to repurchase shares.

Presentation of Financial Results

Our consolidated results of operations for each of the three years ended December 31, 2025, 2024 and 2023 presented below reflect the operations of our consolidated wholly owned subsidiaries, our 70% ownership interest in Rose LifeScience through March 31, 2024, our 80% ownership interest in Rose LifeScience beginning on April 1, 2024, our 85% ownership interest in Leli through September 22, 2024, and our 100% ownership interest in Leli beginning on September 23, 2024.

Foreign Currency Exchange Rates

All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2025, December 31, 2024, and December 31, 2023. Transactions affecting the shareholders’ equity are translated at historical foreign exchange rates. The consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of December 31,
	2025	2024	2023
Spot rate	0.7294	0.6957	0.7543
For the year ended	0.7156	0.7301	0.7410

Results of Operations

Consolidated Financial Performance

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Sales	$215,937	$195,907	$163,109
Cost of sales	(128,255)	(150,106)	(115,157)
Gross margin	87,682	45,801	47,952
Selling, general and administrative expenses	(60,293)	(61,748)	(56,714)
Interest expense	(2,704)	(3,365)	(4,495)
Interest income	1,163	914	1,018
Foreign exchange (loss) gain	1,555	(2,843)	602
Other income (expense)	4,173	4,015	32
Goodwill and intangible asset impairments	—	(11,939)	(14,020)
Other impairments	(217)	(439)	—
Income (loss) before taxes and loss from equity method investments	31,359	(29,604)	(25,625)
(Provision for) recovery of income taxes	(10,371)	1,662	(7,451)
Loss from equity method investments	—	—	—
Income (loss) from continuing operations	20,988	(27,942)	(33,076)
Income (loss) from discontinued operations, net of tax	11,117	(7,702)	(1,743)
Income (loss) including non-controlling interests and before equity losses	32,105	(35,644)	(34,819)
Less: net (income) loss attributable to non-controlling interests, net of tax (1)	336	(207)	21
Net income (loss) attributable to Village Farms International, Inc. shareholders	$32,441	$(35,851)	$(34,798)
Adjusted EBITDA from continuing operations(2)	$49,852	$7,374	$7,478
Continuing operations	$0.19	$(0.25)	$(0.30)
Discontinued operations	0.10	(0.07)	(0.02)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.29	$(0.32)	$(0.32)
Continuing operations	$0.18	$(0.25)	$(0.30)
Discontinued operations	0.09	(0.07)	(0.02)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.27	$(0.32)	$(0.32)

(1)
For the years ended December 31, 2025, 2024 and 2023 Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2025, 2024 and 2023, Leli’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net loss attributable to non-controlling interests, net of tax.

(2)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

We caution that our results of operations for the years ended December 31, 2025, 2024 and 2023 may not be indicative of our future performance.

Discussion of Financial Results

A discussion of our consolidated results for the years ended December 31, 2025, 2024 and 2023 is included below. The consolidated results include all five of our operating segments, Produce, Cannabis-Canada, Cannabis-U.S., Energy, and Leli, along with all public company expenses. For a discussion of our segmented results, please see “Segmented Results of Operations” below

CONSOLIDATED RESULTS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Sales

Sales for the year ended December 31, 2025 increased $20,030, or approximately 10%, to $215,937 from $195,907 for the year ended December 31, 2024. The increase in sales was primarily attributable to an increase in Canadian Cannabis sales of $14,854 and first year sales of Cannabis Netherlands of $9,858, partially offset by a decrease in Produce sales of $2,614 and a decrease in Cannabis U.S. sales of $2,951. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the year ended December 31, 2025 decreased $21,851, or 15%, to $128,255 from $150,106 for the year ended December 31, 2024. The decrease in cost of sales was due primarily to a decrease in Canadian Cannabis cost of sales of $26,000, partially offset by first year cost of sales from Cannabis Netherlands of $4,955. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the year ended December 31, 2025 increased $41,881, or 91%, to $87,682 from $45,801 for the year ended December 31, 2024. The increase in gross profit was primarily attributable to an increase in gross margin at Canadian Cannabis of $40,854 and first year margin contribution from Cannabis Netherlands of $4,903, partially offset by a decrease in US Cannabis of $2,012 and Produce of $2,602. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 decreased $1,455 to $60,293, or 28% of sales, from $61,748, or 32% of sales, for the year ended December 31, 2024. The decrease in selling, general and administrative expenses was due primarily to a decrease in share-based compensation of approximately $2,006. For additional information, refer to "Segmented Results of Operations" below.

	For the Year Ended December 31,
	2025	2024
Selling, general and administrative expenses	$58,552	$58,001
Share-based compensation	1,741	3,747
Total selling, general and administrative expenses	$60,293	$61,748

Interest Expense

Interest expense for the year ended December 31, 2025 decreased $661 to $2,704 from $3,365 for the year ended December 31, 2024. The decrease was due to a lower overall borrowing base and a decrease in interest rates on its various debt instruments.

Interest Income

Interest income for the years ended December 31, 2025 and 2024 was $1,163 and $914, respectively.

Other Income

Other income for the year ended December 31, 2025 was $4,173 as compared to $4,015 for the year ended December 31, 2024. Other income is primarily attributable to favorable vendor settlements relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation.

Goodwill and Intangible Asset Impairments

Goodwill and intangible assets impairments for the year ended December 31, 2025 was $0 compared to $11,939 for the year ended December 31, 2024. The 2024 impairment was primarily related to the Cannabis U.S. reporting unit's lower financial performance due to new restrictions on CBD sales in an additional eight states beginning July 1, 2024, as well as the continued proliferation of unregulated hemp-derived products in the United States which continues to challenge market share for the compliant GMP based CBD companies.

Income (Loss) Before Taxes and Income (Loss) from Equity Method Investments

Income before taxes and loss from equity method investments for the year ended December 31, 2025 was $31,359 compared to a loss before taxes and loss from equity method investments of $29,604 for the year ended December 31, 2024, an increase of $60,963. The change was primarily due to an increase in gross margin of $41,881, a decrease in selling general and administrative expenses of $1,455, and the unfavorable impact of the impairment in 2024 of $11,939.

(Provision for) Recovery of Income Taxes

The provision for income taxes for the year ended December 31, 2025 was $10,371 compared to a recovery of income taxes of $1,662 for the year ended December 31, 2024. For the twelve months ended December 31, 2025, our effective tax rate, including both current and deferred income taxes was 33.1%.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2025 was $11,117, compared to a loss from discontinued operations of $7,702 for the year ended December 31, 2024. For the year ended December 31, 2025, discontinued operations consisted of loss from discontinued operations, net of tax, of $8,686, offset by a gain on sale of assets, net of tax, of $19,985. For the year ended December 31, 2024, discontinued operations consisted of a loss from operations, net of tax, of $7,702.

Net Loss (Income) Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2025, the add back for net loss attributable to non-controlling interests, net of tax was $336 compared to net income of $207 for the year ended December 31, 2024.

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the year ended December 31, 2025 was $32,441 as compared to a loss of $35,851 for the year ended December 31, 2024, an increase of $68,292.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations for the year ended December 31, 2025 increased by $42,478 to $49,852 from $7,374 for the year ended December 31, 2024. The increase was primarily due to an increase in Adjusted EBITDA from continuing operations of Canadian Cannabis of $40,341, as well as increases from Cannabis Netherlands of $3,558, Clean Energy of $542, and Cannabis U.S. of $384, which were partially offset by decreases in Produce of $1,076 and and corporate costs of $1,271. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales

Sales for the year ended December 31, 2024 increased $32,798, or 20%, to $195,907 compared to $163,109 for the year ended December 31, 2023. The increase in sales was primarily attributable to an increase in Canadian Cannabis sales of $34,826, partially offset by a decrease in U.S. Cannabis sales of $2,940. For additional information, refer to "Segmented Results of Operations" below.

Cost of Sales

Cost of sales for the year ended December 31, 2024 increased $34,949, or 30%, to $150,106 from $115,157 for the year ended December 31, 2023. The increase in cost of sales is due primarily to an increase in Canadian Cannabis cost of sales of $40,082, partially offset by a decrease in Produce cost of sales of $4,594, as well as a decrease in U.S. Cannabis cost of sales of $647. For additional information, refer to "Segmented Results of Operations" below.

Gross Profit

Gross profit for the year ended December 31, 2024 decreased $2,151, or 4%, to $45,801 from $47,952 for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in gross profit at Canadian Cannabis of $5,256 resulting from the non-cash inventory impairment in the fourth quarter of $10,436 (C$15,000), and a decrease in US Cannabis of $2,293, partially offset by an increase in gross margin at Produce of $4,754. For additional information, refer to "Segmented Results of Operations" below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased $5,034, or 9%, to $61,748 or 32% of sales from $56,714 or 35% of sales for the year ended December 31, 2023. The increase in selling, general and administrative expenses was due to an increase in operating expenses of $4,398, driven by higher commercial and marketing expenses at Canadian Cannabis, and an increase in share-based compensation of approximately $636. For additional information, refer to "Segmented Results of Operations" below.

	For the Year Ended December 31,
	2024	2023
Selling, general and administrative expenses	$58,001	$53,603
Share-based compensation	3,747	3,111
Total selling, general and administrative expenses	$61,748	$56,714

Interest Expense

Interest expense for the year ended December 31, 2024 decreased $1,130 to $3,365 from $4,495 for the year ended December 31, 2023. The decrease was due to a decrease in the overall borrowing base and a decrease in the Company's interest rates on its debt instruments.

Interest Income

Interest income for the years ended December 31, 2024 and 2023 was $914 and $1,018, respectively.

Other Income (Expense)

Other income for the year ended December 31, 2024 was $4,015 as compared to $32 for the year ended December 31, 2023. The increase in other income (expense) was primarily attributable to a favorable vendor settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”).

Goodwill and Intangible Asset Impairments

Goodwill and intangible assets impairments for the year ended December 31, 2024 were $11,939 compared to $14,020 for the year ended December 31, 2023. The impairments were primarily related to the U.S. Cannabis reporting unit as a result of continued lower sales performance during 2024 and 2023 due to ongoing evolving restrictions on CBD sales in states and the proliferation of unregulated hemp-derived products throughout the United States CBD market.

Loss Before Taxes and Loss from Equity Method Investments

Loss before taxes and loss from equity method investments for the year ended December 31, 2024 was $29,604 compared to $25,625 for the year ended December 31, 2023. The increase of $3,979 was primarily due to a decrease in gross margin of $2,151, an increase in selling general and administrative expenses of $5,034, partially offset by a favorable vendor settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”).

(Provision for) Recovery of Income Taxes

The recovery for income taxes for the year ended December 31, 2024 was $1,662, compared with a provision for income tax of $7,451 for the year ended December 31, 2023. For the twelve months ended December 31, 2024, our effective tax rate, including both current and deferred income taxes, was (4.5%), which includes a change in valuation allowance against our deferred tax assets of $6,031.

(Loss) Income from Discontinued Operations, Net of Tax

Loss from discontinued operations for the year ended December 31, 2024 was $7,702, compared to income from discontinued operations of $1,743 for the year ended December 31, 2023. The change of $5,959 is primarily attributable to favorable vendor settlements relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus (“ToBRFV”) infestation during the year ended December 31, 2023.

Net Income (Loss) Attributable to Non-controlling Interests, Net of Tax

For the year ended December 31, 2024, the add back for net income attributable to non-controlling interests, net of tax was $207 compared to a net loss of $21 for the year ended December 31, 2023.

Net Loss Attributable to Village Farms International, Inc. Shareholders

Net loss attributable to Village Farms International, Inc. shareholders for the year ended December 31, 2024 was $35,851 as compared to $34,798 for the year ended December 31, 2023.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations for the year ended December 31, 2024 decreased $104, so essentially flat, to $7,374 from $7,478 for the year ended December 31, 2023. The decrease was primarily due to a decrease in Adjusted EBITDA from continuing operations of Canadian Cannabis of $7,482 resulting from the non-cash inventory impairment in the fourth quarter of $10,436 (C$15,000), and a decrease in U.S. Cannabis of $1,533, essentially offset by an improvement in Produce of $7,343, Clean Energy of $957 and corporate overheads of $713. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

SEGMENTED RESULTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For the Year Ended December 31, 2025
	Produce	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Corporate	Total
Sales	$26,295	$163,710	$14,439	$1,635	$9,858	$—	$215,937
Cost of sales	(25,438)	(92,172)	(5,416)	(274)	(4,955)	—	(128,255)
Selling, general and administrative expenses	(2,792)	(34,872)	(9,585)	(48)	(2,849)	(10,147)	(60,293)
Other income (expense), net	3,232	(1,063)	(3)	—	(108)	2,129	4,187
Other impairments	—	—	(217)	—	—	—	(217)
Income (loss) before taxes and loss from equity method investments	1,297	35,603	(782)	1,313	1,946	(8,018)	31,359
Provision for income taxes	(57)	(9,362)	—	(286)	(666)	—	(10,371)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Income (loss) from continuing operations	1,240	26,241	(782)	1,027	1,280	(8,018)	20,988
Income from discontinued operations, net of tax	11,117	—	—	—	—	—	11,117
Income (loss) including non-controlling interests	12,357	26,241	(782)	1,027	1,280	(8,018)	32,105
Less: net income attributable to non-controlling interests, net of tax	—	336	—	—	—	—	336
Net income (loss)	$12,357	$26,577	$(782)	$1,027	$1,280	$(8,018)	$32,441
Adjusted EBITDA from continuing operations(2)	$6,666	$47,623	$(288)	$1,313	$3,299	$(8,761)	$49,852
Basic income (loss) per share from continuing operations	$0.01	$0.23	$—	$0.01	$0.01	$(0.07)	$0.19
Basic income per share from discontinued operations	0.10	-	-	-	-	-	0.10
Basic income (loss) per share	$0.11	$0.23	$—	$0.01	$0.01	$(0.07)	$0.29
Diluted income (loss) per share from continuing operations	$0.01	$0.22	$—	$0.01	$0.01	$(0.07)	$0.18
Diluted income per share from discontinued operations	0.09	-	-	-	-	-	0.09
Diluted income (loss) per share	$0.10	$0.22	$—	$0.01	$0.01	$(0.07)	$0.27

	For the Year Ended December 31, 2024
	Produce	Cannabis Canada (1)		Cannabis U.S.		Clean Energy		Cannabis Netherlands (1)		Corporate	Total
Sales	$28,909	$148,856		$17,390		$752		$—		$—	$195,907
Cost of sales	(25,450)	(118,172)		(6,355)		(129)		—		—	(150,106)
Selling, general and administrative expenses	(2,949)	(34,028)		(11,990)		(38)		(1,555)		(11,188)	(61,748)
Other income (expense), net	1,408	(1,007)		0		170		—		(1,850)	(1,279)
Goodwill and intangible impairments	—	—		(11,939)		—		—		—	(11,939)
Other impairments	—	—		(439)		—		—		—	(439)
Income (loss) before taxes and loss from equity method investments	1,918	(4,351)		(13,333)		755		(1,555)		(13,038)	(29,604)
('Provision for) recovery of income taxes	(100)	1,537		—		—		391		(166)	1,662
Equity method investment income, net of tax	—	—		—		—		—		—	—
Income (loss) from continuing operations	1,818	(2,814)	—	(13,333)	—	755	—	(1,164)	—	(13,204)	(27,942)
Loss from discontinued operations, net of tax	(7,702)	—		—		—		—		—	(7,702)
Income (loss) including non-controlling interests	(5,884)	(2,814)		(13,333)		755		(1,164)		(13,204)	(35,644)
Less: net (income) loss attributable to non-controlling interests, net of tax	—	(367)		—		—		160		—	(207)
Net (loss) income	$(5,884)	$(3,181)		$(13,333)		$755		$(1,004)		$(13,204)	$(35,851)
Adjusted EBITDA from continuing operations(2)	$7,742	$7,282		$(672)		$771		$(259)		$(7,490)	$7,374
Basic income (loss) per share from continuing operations	$0.02	$(0.03)		$(0.12)		$0.01		$(0.01)		$(0.12)	$(0.25)
Basic loss per share from discontinued operations	(0.07)	-		-		-		-		-	(0.07)
Basic loss per share	$(0.05)	$(0.03)		$(0.12)		$0.01		$(0.01)		$(0.12)	$(0.32)
Diluted income (loss) per share from continuing operations	$0.02	$(0.03)		$(0.12)		$0.01		$(0.01)		$(0.12)	$(0.25)
Diluted loss per share from discontinued operations	(0.07)	(0.00)		-		-		0.00		-	(0.07)
Diluted loss per share	$(0.05)	$(0.03)		$(0.12)		$0.01		$(0.01)		$(0.12)	$(0.32)

	For the Year Ended December 31, 2023
	Produce	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Cannabis Netherlands (1)	Corporate	Total
Sales	$28,749	$114,030	$20,330	$—	$—	$—	$163,109
Cost of sales	(30,044)	(78,090)	(7,002)	(21)	—	—	(115,157)
Selling, general and administrative expenses	(1,838)	(29,275)	(13,118)	(32)	(1,265)	(11,186)	(56,714)
Other (expense) income, net	(2,075)	(2,136)	(18)	(133)	—	1,519	(2,843)
Goodwill and intangible asset impairments	—	—	(14,020)	—	—	—	(14,020)
Loss (income) before taxes and equity method investment income	(5,208)	4,529	(13,828)	(186)	(1,265)	(9,667)	(25,625)
(Provision for) recovery of income taxes	(4,284)	(1,431)	—	—	48	(1,784)	(7,451)
Equity method investment income, net of tax	—	—	—	—	—	—	—
Loss (income) from continuing operations	(9,492)	3,098	(13,828)	(186)	(1,217)	(11,451)	(33,076)
Loss from discontinued operations net of tax	(1,743)	—	—	—	—	—	(1,743)
(Loss) income including non-controlling interests	(11,235)	3,098	(13,828)	(186)	(1,217)	(11,451)	(34,819)
Less: net loss (income) attributable to non-controlling interests, net of tax	—	(162)	—	—	183	—	21
Net (loss) income	$(11,235)	$2,936	$(13,828)	$(186)	$(1,034)	$(11,451)	$(34,798)
Adjusted EBITDA from continuing operations(2)	$399	$14,764	$861	$(186)	$(157)	$(8,203)	$7,478
Basic (loss) income per share from continuing operations	$(0.09)	$0.03	$(0.13)	$(0.00)	$(0.01)	$(0.10)	$(0.30)
Basic loss per share from discontinued operations	(0.02)	-	-	-	-	-	(0.02)
Basic (loss) income per share	$(0.10)	$0.03	$(0.15)	$(0.00)	$(0.01)	$(0.09)	$(0.32)
Diluted (loss) income per share from continuing operations	$(0.09)	$0.03	$(0.13)	$(0.00)	$(0.01)	$(0.10)	$(0.30)
Diluted loss per share from discontinued operations	(0.02)	-	-	-	-	-	(0.02)
Diluted (loss) income per share	$(0.10)	$0.03	$(0.15)	$(0.00)	$(0.01)	$(0.09)	$(0.32)

(1)
For the years ended December 31, 2025, 2024, and 2023, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2025, 2024 and 2023, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

CANADIAN CANNABIS SEGMENT RESULTS

The Cannabis Canada segment consists of Pure Sunfarms and Rose LifeScience. The comparative analysis for Canadian Cannabis is based on the consolidated results of Pure Sunfarms and Rose LifeScience for the years ended December 31, 2025, 2024, and 2023. The Rose LifeScience minority interest is presented in Net Loss Attributable to Non-controlling Interests, Net of Tax.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Sales

Canadian Cannabis net sales for the years ended December 31, 2025 increased by $14,854, or 10%, to $163,710 from $148,856, for the year ended December 31, 2024. The increase in sales was due to an increase in international sales of $31,756, or

517%, primarily due to strength in export volumes to Europe, partially offset by a decrease in branded sales of 12% and a decrease in non-branded sales of 14%.

Canadian Cannabis continues to pay a burdensome excise tax on its branded sales (sales to provincial distributors). For the year ended December 31, 2025, the Company incurred excise duties of $59,950 (C$83,744), or 38% of gross branded sales, compared to $71,953 (C$98,442), or 39% of gross branded sales, for the year ended December 31, 2024. The decrease of $12,003 (C$14,698), or 17%, was due to a decrease in kilograms sold in the branded channel and the impact of exchange rate fluctuations. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

For the year ended December 31, 2025, 60% of net sales were generated from branded flower, pre-rolls and cannabis derivative products compared to 75% for the year ended December 31, 2024. Non-branded, international, and other sales accounted for 40% of Canadian Cannabis net sales for the year ended December 31, 2025, as compared to 25% for the year ended December 31, 2024.

The net average selling price of branded flower and pre-roll formats increased in 2025 compared to 2024 due to a planned mix shift toward higher market brands. Excluding pre-roll formats, the average net selling price of branded flower increased by 2% for the year ended December 31, 2025. The net average selling price of bulk non-branded flower increased by 2%. The net average selling price of international sales decreased by 11% due to a shift in product mix in favor of bulk flower over packaged flower.

The following table presents sales by Canadian Cannabis revenue stream, together with the impact of excise tax, in U. S. dollars and Canadian dollars, for the years ended December 31, 2025 and 2024:

	For The Year Ended
(in thousands of U.S. dollars)	December 31, 2025	December 31, 2024
Branded sales	$158,881	$183,904
International sales	37,893	6,137
Non-branded sales	24,857	28,827
Other	2,029	1,941
Less: excise taxes	(59,950)	(71,953)
Net Sales	$163,710	$148,856

	For The Year Ended
(in thousands of Canadian dollars)	December 31, 2025	December 31, 2024
Branded sales	$221,907	$251,708
International sales	52,730	8,417
Non-branded sales	34,506	39,625
Other	2,831	2,665
Less: excise taxes	(83,744)	(98,442)
Net Sales	$228,230	$203,973

Cost of Sales

Cost of sales for the year ended December 31, 2025 decreased $26,000, or 22%, to $92,172 from $118,172 for the year ended December 31, 2024. The decrease was primarily due to a decrease in volume (kilograms) packaged and sold of our branded and non-banded products and a shift in international sales mix in favor of bulk flower, which has a lower average cost per gram, over other packaged products. The year ended 2024 also had an unfavorable, non-cash, inventory impairment relative to its net realizable value of $10,436 (C$15,000), resulting from older manufactured inventory products which required incremental rework costs that were higher than the resell value of the finished goods.

Gross Profit

Gross profit for the year ended December 31, 2025 increased $40,854, or 133%, to $71,538 from $30,684 for the year ended December 31, 2024. Gross profit as a percentage of net sales for the periods ended December 31, 2025 increased to 44% from 21%, for the year ended December 31, 2024. The increase was due to higher sales volume of bulk flower in international sales, higher sales of trim, and the non-cash inventory impairment during the year ended December 31, 2024 of $10,436 (C$15,000).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 increased $844, or 2%, to $34,872, or 21% of net sales, from $34,028, or 23% of net sales, for the year ended December 31, 2024. The increase was primarily due to higher commercial and marketing expenses and incremental integration costs.

Other Expense, Net

Other expense, net was $1,063 for the year ended December 31, 2025 compared to $1,007 for the year ended December 31, 2024.

Net Income (Loss)

Net income for the year ended December 31, 2025 was $26,577 compared to a net loss of ($3,181) for the year ended December 31, 2024. The increase was primarily due to improved gross margin in 2025 and the impact of the 2024 inventory write down of $10,436 (C$15,000) on our 2024 results, partially offset by an increase in the tax provision expense of $10,899 and an increase in selling, general and administrative expenses.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations was $47,623 for the year ended December 31, 2025 and $7,282 for the year ended December 31, 2024. The increase of $40,341, or 554%, between periods was primarily due to the improved margins and the inventory impairment charge of $10,436 (C$15,000) during the year ended December 31, 2024. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales

Canadian cannabis net sales for the year ended December 31, 2024 increased by $34,826, or 31%, to $148,856 from $114,030, for the year ended December 31, 2023. The increase in sales was due to a 26% increase in branded sales, an 86% increase in non-branded sales, and a 33% increase in international sales, partially offset by an unfavorable impact of exchange rate fluctuations. The increase in branded sales was due to market share gain across the flower, pre-roll and milled categories, driven by high quality cultivation and new product launches. The increase in non-branded sales resulted from improved industry supply conditions and pricing supported by a shift of many producers toward asset light models, as well as sales of non-brand-spec inventory.

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

Cost of Sales

Cost of sales for the years ended December 31, 2024 increased $40,082, or 51%, to $118,172 from $78,090 for the year ended December 31, 2023, primarily due to an increase in volume (kilograms) packaged and sold of branded products, as well as the non-cash inventory impairment relative to its net realizable value of $10,436 (C$15,000) for the year ended December 31, 2024, resulting from older manufactured inventory products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than to continue incurring incremental costs to sell it.

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

Other (Expense) Income, net

Other expense, net was $1,007 for the year ended December 31, 2024 compared to $2,136 for the year ended December 31, 2023, the decrease of $1,129 was due primarily to lower interest expense.

Net Income (Loss)

Net loss for the year ended December 31, 2024 was $3,181 compared to net income of $2,936 for the year ended December 31, 2023. The change is primarily due to the inventory write down of $10,436 (C$15,000). Excluding the inventory write down, net income for the year ended December 31, 2024 was $7,255. The improvement was due primarily to increased sales, partially offset by a lower margin, higher selling, general and administrative costs, and decrease in tax provision of $2,968 when compared to the prior year.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations was $7,282 for the year ended December 31, 2024 and $14,764 for the year ended December 31, 2023. The decrease of $7,482, or 51%, between periods was due to an inventory impairment charge of $10,436 (C$15,000) during the year ended December 31, 2024. Excluding the inventory write down, Adjusted EBITDA from continuing operations was $17,718, an increase of 20% compared to the year ended December 31, 2023. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

U. S. CANNABIS SEGMENT RESULTS

The U.S. Cannabis segment is composed of Balanced Health.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Sales

U.S. Cannabis net sales for the year ended December 31, 2025 decreased $2,951, or 17%, to $14,439, from $17,390 for the year ended December 31, 2024. The decrease was primarily due to new restrictions on sales in an additional eight states beginning

July 1, 2024 and lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market. All U.S. Cannabis sales were generated in the United States, with gross sales composed of 94% e-commerce sales and 6% retail sales.

Cost of Sales

U.S. Cannabis cost of sales for the year ended December 31, 2025 decreased $939, or 15%, to $5,416 from $6,355 for the year ended December 31, 2024. The decrease was primarily due to lower sales, as well as cost efficiencies from the internalization of gummy manufacturing.

Gross Profit

U.S. Cannabis gross profit for the year ended December 31, 2025 was $9,023, or a 63% gross margin, compared to $11,035, or a 66% gross margin, for the year ended December 31, 2024.

Selling, General and Administrative Expenses

U.S. Cannabis selling, general and administrative expenses for the year ended December 31, 2025 decreased $2,405 to $9,585, or 66% of sales, from $11,990, or 69% of sales, for the year ended December 31, 2024. The improvement in selling, general and administrative expenses was primarily due to more efficient marketing and brand spending, as well as favorable contract renegotiations.

Goodwill and Intangible Asset Impairments

Goodwill and intangible assets impairments for the year ended December 31, 2025 were $0 compared to $11,939 for the year ended December 31, 2024. The impairment in the year ended December 31, 2024 was primarily related to the continued lower financial performance during 2024 due to the new restrictions on CBD sales in various states, as well as the proliferation of unregulated hemp-derived products on the market which continues to challenge market share for the CBD industry.

Net Loss

U.S. Cannabis net loss for the year ended December 31, 2025 was $782 compared to a loss of $13,333 for the year ended December 31, 2024. The improvement in U.S. Cannabis net loss was primarily due to the negative impact of the impairment cost in 2024 of $11,939.

Adjusted EBITDA from continuing operations

U.S. Cannabis Adjusted EBITDA from continuing operations for the year ended December 31, 2025 was ($288) compared to ($672) for the year ended December 31, 2024. The improvement in the Adjusted EBITDA from continuing operations was due primarily to lower cost of sales due to cost efficiencies from the internalization of gummy manufacturing. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

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

Gross Profit

U.S. Cannabis gross profit for the year ended December 31, 2024 was $11,035, or a 63% gross margin, compared to $13,328, or a 66% gross margin, for the year ended December 31, 2023.

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

Goodwill and Intangible Asset Impairments

Goodwill and intangible assets impairments for the year ended December 31, 2024 was $11,939 compared to $14,020 for the year ended December 31, 2023. The impairments were primarily related to the U.S. Cannabis reporting unit as a result of continued lower sales and financial performance versus prior periods due to new restrictions on CBD sales in states , as well as the proliferation of unregulated hemp-derived products throughout the United States.

Net Loss

U.S. Cannabis net loss for the year ended December 31, 2024 was $13,333 compared to a loss of $13,828 for the year ended December 31, 2023. The decrease in net loss was primarily due to a lower impairment cost in the year ended December 31, 2024 of $12,378 compared to an impairment cost of $14,020 for the year ended December 31, 2023.

Adjusted EBITDA from continuing operations

U.S. Cannabis Adjusted EBITDA from continuing operations for the year ended December 31, 2024 was ($672) compared to $861 for the year ended December 31, 2023. The decline in the Adjusted EBITDA from continuing operations was due primarily to lower sales at a lower gross margin. See the reconciliation of Adjusted EBITDA from continuing operations to net income in “Non-GAAP Measures—Reconciliation of Net Earnings to Adjusted EBITDA from continuing operations”.

NETHERLANDS CANNABIS SEGMENT RESULTS

The Netherlands Cannabis segment is composed of Leli Holland. Leli Holland commenced sales during the first quarter of 2025. Leli Holland was not operational during 2024 and, as a result, comparative financial performance to the prior-year periods is not meaningful.

Year Ended December 31, 2025

Sales

Net sales for the year ended December 31, 2025 were $9,858.

Cost of Sales

Cost of sales for the year ended December 31, 2025 was $4,955.

Gross Profit

Gross profit for the year ended December 31, 2025 was $4,903, or a 50% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 were $2,849.

Net Income

Net income for the for the year ended December 31, 2025 was $1,280.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations for the year ended December 31, 2025 was $3,299.

PRODUCE SEGMENT RESULTS

The Produce segment is composed of VFCLP, as well as the remaining assets of VFLP. The Produce’s segment's comparative analysis is based primarily on the consolidated results from continuing operations of VFCLP.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Sales

Produce sales for the year ended December 31, 2025 decreased by $2,614, or 9% , to $26,295, compared to $28,909 for the year ended December 31, 2024. The decrease is primarily due to a sales commission charged on produce sales as a result of the supply agreement with Vanguard Produce Canada ULC (now Village Fresh Canada ULC).

Cost of Sales

Produce cost of sales for the year ended December 31, 2025 was $25,438 compared to $25,450 for the year ended December 31, 2024, essentially flat.

Gross Profit

Produce gross profit for the year ended December 31, 2025 decreased $2,602, or 75%, to $857 from a gross profit of $3,459 for the year ended December 31, 2024. Total gross margin percentage was 3% for the year ended December 31, 2025, compared to 12% for the year ended December 31, 2024. The decrease was due to a sales commission charged on produce sales as a result of the supply agreement with Village Fresh Canada, which did not exist in the year ended December 31, 2024.

Selling, General and Administrative Expenses

Produce selling, general and administrative expenses for the year ended December 31, 2025 decreased $157, or 5%, to $2,792 from $2,949 for the year ended December 31, 2024.

Net Income From Continuing Operations

Produce net income from continuing operations for the year ended December 31, 2025 decreased $578, or 32%, to $1,240 from $1,818 for the year ended December 31, 2024. The decrease was due to the new 2025 sales commission to Village Fresh Canada.

Adjusted EBITDA From Continuing Operations

Produce adjusted EBITDA from continuing operations for the year ended December 31, 2025 decreased $1,076, or (14%), to $6,666 from $7,742 for the year ended December 31, 2024. The decrease was the result of lower sales due to the sales commission charged on produce sales under the supply agreement with Village Fresh Canada. See the reconciliation of Adjusted EBITDA from continuing operations to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA from Continuing Operations.”

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Sales

Sales for the year ended December 31, 2024 increased by $160 to $28,909, from $28,749 for the year ended December 31, 2023.

Cost of Sales

Cost of sales decreased $4,594, or 15%, to $25,450 for the year ended December 31, 2024, from $30,044 for the year ended December 31, 2023. The decrease is primarily due to costs incurred in 2023 related to the end of the Monahans Greenhouse crop at the beginning of 2023 as preparations were made to shut the greenhouse down.

Gross Profit (Loss)

Gross profit increased $4,754 to $3,459, or a 12% gross margin, for the year ended December 31, 2024, from a gross loss of $1,295, or a (5%) gross margin, for the year ended December 31, 2023. The improvement in gross margin was due primarily to the lower cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased $1,111, or 60%, to $2,949 from $1,839 for the year ended December 31, 2023. The increase was primarily due to a recovery of prior period legal costs associated with vendor settlements for the year ended December 31, 2023.

Net Income (Loss) From Continuing Operations

Net income from continuing operations for the year ended December 31, 2024 was $1,818 compared to a net loss of $9,492 for the year ended December 31, 2023. The improvement in net loss was primarily due to a higher gross margin and a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation of $4,015.

Adjusted EBITDA From Continuing Operations

Adjusted EBITDA from continuing operations for the year ended December 31, 2024 improved to $7,742 from $399 for the year ended December 31, 2023. The improvement was due to the favorable vendor settlement of $4,015 as described above and improvements in gross margin. See the reconciliation of Adjusted EBITDA from continuing operations to net (loss) income in “Non-GAAP Measures—Reconciliation of Net Loss to Adjusted EBITDA from Continuing Operations.”

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of December 31, 2025, we had $86,252 in cash, cash equivalents, and restricted cash, and $95,851 of working capital, compared to $24,631 in cash, cash equivalents and restricted cash and $53,800 of working capital as of December 31, 2024. Subsequent to year end, we paid $14 million on February 26, 2026 to the Canadian Revenue Agency for our expected 2025 income tax liability, as well as two months of its 2026 income tax installments. We believe that our existing cash, cash generated from our operating activities, together with availability under the Pure Sunfarms Secured Credit Facilities (defined below), will provide sufficient liquidity to meet our working capital needs, repayments of our long-term debt, future contractual obligations and planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum		Outstanding as of December 31, 2025
FCC Term Loan		$15,855	$15,855
Pure Sunfarms Term Loan Facility		$17,799	$17,799
Pure Sunfarms Revolving Credit Facility	C$	10,000	$—

The Company is required to comply with financial covenants. At December 31, 2025, the Company was compliant with all of its financial covenants.

At December 31, 2024, the Company was not in compliance with financial covenants related to the fixed charge coverage ratio under the FCC Term Loan (as defined below) and the PSF Term Loan (as defined below), for which the Company received waivers. On April 10, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with FCC as the lender, which amended and restated the FCC Term Loan. Among other things, the A&R Credit Agreement replaced the current financial covenants with more favorable financial covenants. Under the Pure Sunfarms Secured Credit Facilities (as defined below) entered into on April 17, 2025, the Company is also required to maintain certain financial covenants. We can provide no assurance that we will be in compliance, or receive a waiver, for any non-compliance of the financial covenants. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities.”

Accrued interest payable on all long term-debt as of December 31, 2025 and 2024 were $166 and $271, respectively. These amounts are included in accrued liabilities in the accompanying Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada (“FCC”), a Canadian creditor (the “FCC Term Loan”). The non-revolving variable rate term loan has a maturity date of May 3, 2027 and balances of $15,855 and $20,821 on December 31, 2025 and 2024, respectively. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on May 3, 2027. As of December 31, 2025 and 2024, borrowings under the FCC Term Loan agreement were subject to interest rates of 7.45% and 8.12% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided a promissory note, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of December 31, 2025 and 2024 was $84,653 and $77,682, respectively.

On April 10, 2025, the Company entered into the A&R Credit Agreement with respect to the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) replaces the fixed charged ratio covenant with a more favorable liquidity ratio covenant.

Pure Sunfarms Loans

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of a maximum C$10.0 million revolving credit facility (the “Pure Sunfarms Revolving Credit Facility”), and a C$27.4 million term loan facility (the “Pure Sunfarms Term Loan Facility”, and collectively with the Pure Sunfarms Revolving Credit Facility, the “Pure Sunfarms Secured Credit Facilities”). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. The Pure Sunfarms Secured Credit Facilities will be used for working capital and other general corporate purposes, and were used to replace, and repay remaining outstanding balances on, the Company’s (i) Pure Sunfarms Loans and (ii) the PSF Revolving Line of Credit. The credit and guarantee agreements related to the Pure Sunfarms Loans and the PSF Revolving Line of Credit were likewise terminated.

The Pure Sunfarms Revolving Credit Facility can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility was $17,799 as of December 31, 2025 and is repayable, on a quarterly basis, in an amount equal to C$1.0 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2028.

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

Prior to April 2025, Pure Sunfarms had a credit facility with the Business Development Bank of Canada (the "BDC Facility"), a non-revolving credit facility (the “PSF Non-Revolving Facility”) and a term loan (the “PSF Term Loan”) with two Canadian chartered banks (collectively, with the BDC Facility, the PSF Non-Revolving Facility, and the PSF Term Loan the “Pure Sunfarms Loans”). In addition, Pure Sunfarms had a revolving line of credit (the “PSF Revolving Line of Credit”) with a Canadian chartered bank. As described above, on April 17, 2025, Pure Sunfarms replaced the Pure Sunfarms Loans and the PSF Revolving Line of Credit with the Pure Sunfarms Secured Credit Facilities.

On February 20, 2026, the Company amended the Pure Sunfarms Secured Credit Facilities which increased loan commitments by CAD $15 million and extended existing maturities by one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial CAD $5 million on February 20, 2026. All other terms of the Pure Sunfarms Secured Credit Facilities remain unchanged.

Summary of Cash Flows

	For the Year Ended December 31,
(in Thousands)	2025	2024	2023
Cash beginning of year	$24,631	$35,291	$21,676
Net cash flow provided by (used in):
Operating activities	58,112	13,728	7,633
Investing activities	(18,614)	(7,326)	(3,317)
Financing activities	(6,351)	(9,526)	14,137
Discontinued operations	26,322	(6,295)	(5,232)
Net cash (decrease) increase for the year	59,469	(9,419)	13,221
Effect of exchange rate changes on cash	2,152	(1,241)	394
Cash, end of the year	$86,252	$24,631	$35,291

Operating Activities

For the years ended December 31, 2025 and 2024 and 2023 cash flows provided by (used in) operating activities were $58,112, $13,728, and $7,633, respectively. The operating activities for 2025 consisted of $19,856 in changes of non-cash working capital items and $38,256 in changes before working capital items, the operating activities for 2024 consisted of ($97) in changes of non-cash working capital items and $13,825 in changes before working capital items, the operating activities for 2023 consisted of $1,254 in changes in non-cash working capital items and $6,379 in changes before non-cash working capital items. The improvement in 2025 from 2024 was primarily due to higher sales for Canadian Cannabis at a higher margin and the first year sales from Cannabis Netherlands. The improvement in 2024 from 2023 was primarily due to higher sales for Canadian Cannabis.

Investing Activities

For the years ended December 31, 2025, 2024, and 2023, cash flows used in investing activities were $18,614, $7,326, and $3,317, respectively. The investing activities for the year ended December 31, 2025 consisted primarily of capital expenditures of $11,624 made for the Cannabis Netherlands Phase II indoor cultivation facility and $6,594 in capital expenditures to support the Canadian Cannabis, U. S. Cannabis, and Produce operations. The investing activities in 2024 consisted primarily of $6,061 in capital expenditures for Cannabis Netherlands and $1,108 in capital expenditures to support the Produce, Canadian Cannabis, and U.S. Cannabis operations. The investing activities for the year ended December 31, 2023 primarily consisted of $3,604 invested in capital expenditures to support the Canadian Cannabis, U.S. Cannabis operations, and Produce operations, partially offset by the collection of a promissory note.

Financing Activities

For the years ended December 31, 2025, 2024, and 2023 cash flows provided by (used in) financing activities were ($6,351), ($9,526), and $14,137, respectively. The financing activities for the year ended December 31, 2025 consisted of net repayments on borrowings of $7,865, proceeds from the exercise of warrants and options of $5,031, and share repurchases of ($2,971). The financing activities for the year ended December 31, 2024 consisted primarily of debt repayments of ($5,709) and cash used for the acquisition of an additional 10% ownership interest in Rose LifeScience and additional 15% ownership interest in Leli of ($3,817). The financing activities for the year ended December 31, 2023 cash flows provided by financing activities consisted of $23,335 in proceeds from the 2023 Equity Offering net of issuance costs, $83 in proceeds from the exercise of stock options offset by debt repayment of ($9,281).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments through the use of our working capital and our other available liquidity sources as described above. We currently do not have any material cash requirements in the near future, other than the completion of the Cannabis Netherlands Phase II indoor cultivation facility and the conversion of half of our Delta 2 greenhouse to cannabis cultivation, as well as our long-term debt repayment obligations as described above.

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

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA from continuing operations” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA from continuing operations – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA from continuing operations and Adjusted EBITDA from continuing operations - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate the operating and financial performance of our segments. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes items that do not reflect our business performance.

Reconciliation of Net Income to Adjusted EBITDA from Continuing Operations

The following table reflects a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations, as presented by the Company:

	For the Year Ended December 31,
(in thousands of U.S. dollars)	2025 (1)	2024 (1)	2023 (1)
Net income (loss) from continuing operations	$20,988	$(27,942)	$(33,076)
Add:
Amortization and depreciation	16,379	16,723	14,090
Foreign currency exchange (gain) loss	(1,677)	2,635	(740)
Interest expense, net	1,541	2,451	3,478
Provision for income taxes	10,371	(1,662)	7,451
Share-based compensation	1,741	3,747	3,111
Deferred financing fees	116	10	136
Goodwill and intangible impairments (2)	—	11,939	14,020
Other impairments	217	439	—
Other expense, net	101	17	(67)
Adjustments attributable to non-controlling interest	75	(983)	(925)
Adjusted EBITDA from continuing operations(3)	$49,852	$7,374	$7,478

Notes:

(1)
For the years ended December 31, 2025, 2024, and 2023, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the year ended December 31, 2025, 2024 and 2023 Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2024, impairments included impairments to goodwill of $10,039 and intangible assets of $1,900. For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
(3)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

Reconciliation of Segmented Net (Loss) Income to Adjusted EBITDA from Continuing Operations

The following table reflects a reconciliation of segmented net loss to Adjusted EBITDA from continuing operations, as presented by the Company:

	For the Year Ended December 31, 2025
(in thousands of U.S. dollars)	Produce	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Cannabis Netherlands (1)	Corporate	Total
Net income (loss) from continuing operations	$1,240	$26,241	$(782)	$1,027	$1,280	$(8,018)	$20,988
Add:
Amortization and depreciation	3,881	10,826	192	—	1,351	129	16,379
Foreign currency exchange loss	(132)	(100)	—	—	(1)	(1,444)	(1,677)
Interest expense (income), net	1,506	722	—	—	(2)	(685)	1,541
Provision for (recovery of) income taxes	56	9,363	—	286	666	—	10,371
Share-based compensation	18	380	81	—	5	1,257	1,741
Deferred financing fees	—	116	—	—	—	—	116
Other impairments	—	—	217	—	—	—	217
Other expense, net	97	—	4	—	—	—	101
Adjustments attributable to non-controlling interest	—	75	—	—	—	—	75
Adjusted EBITDA from continuing operations(3)	$6,666	$47,623	$(288)	$1,313	$3,299	$(8,761)	$49,852

	For the Year Ended December 31, 2024
(in thousands of U.S. dollars)	Produce	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Cannabis Netherlands (1)	Corporate	Total
Net income (loss) from continuing operations	$1,818	$(2,814)	$(13,333)	$755	$(1,164)	$(13,204)	$(27,942)
Add:
Amortization and depreciation	3,258	11,790	204	—	1,275	196	16,723
Foreign currency exchange (gain) loss	317	42	—	—	—	2,276	2,635
Interest expense (income), net	2,232	629	—	16	—	(426)	2,451
Provision for (recovery of) income taxes	100	(1,537)	—	—	(391)	166	(1,662)
Share-based compensation	—	166	79	—	—	3,502	3,747
Deferred financing fees	—	10	—	—	—	—	10
Goodwill and intangible impairments (2)	—	—	11,939	—	—	—	11,939
Other impairments	—	—	439	—	—	—	439
Other expense, net	17	—	—	—	—	—	17
Adjustments attributable to non-controlling interest	—	(1,004)	—	—	21	—	(983)
Adjusted EBITDA from continuing operations(3)	$7,742	$7,282	$(672)	$771	$(259)	$(7,490)	$7,374

	For the Year Ended December 31, 2023
(in thousands of U.S. dollars)	Produce	Cannabis Canada (1)	Cannabis U.S.	Clean Energy	Cannabis Netherlands (1)	Corporate	Total
Net (loss) income from continuing operations	$(9,492)	$3,098	$(13,828)	$(186)	$(1,217)	$(11,451)	$(33,076)
Add:
Amortization and depreciation	3,300	9,123	335	—	1,081	251	14,090
Foreign currency exchange (gain) loss	(2)	(64)	19	—	—	(693)	(740)
Interest expense (income), net	2,309	2,021	(24)	—	—	(828)	3,478
Provision for (recovery of) income taxes	4,284	1,430	—	—	(48)	1,785	7,451
Share-based compensation	—	61	317	—	—	2,733	3,111
Deferred financing fees	—	136	—	—	—	—	136
Goodwill and intangible impairments (2)	—	—	14,020	—	—	—	14,020
Other (income) expense, net	—	(89)	22	—	—	—	(67)
Adjustments attributable to non-controlling interest	—	(952)	—	—	27	—	(925)
Adjusted EBITDA from continuing operations(3)	$399	$14,764	$861	$(186)	$(157)	$(8,203)	$7,478

Notes:

(1)
For the years ended December 31, 2025, 2024, and 2023, Rose LifeScience’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax. For the years ended December 31, 2025, 2024 and 2023, Leli’s financial results are fully consolidated in the financial results of the Company with the minority non-controlling interest presented in net (income) loss attributable to non-controlling interests, net of tax.
(2)
For the year ended December 31, 2024, impairments included impairments to goodwill of $10,039 and intangible assets of $1,900. For the year ended December 31, 2023, impairments included impairments to goodwill of $11,300 and intangible assets of $2,720. See “Critical Accounting Policies, Estimates and Judgments” below for more information.
(3)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations presented for these segments may not be comparable to similar measures presented for comparable segments by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), operating (loss) income, loss from consolidated entities, net loss, and Adjusted EBITDA from continuing operations for the year ended December 31, 2025 and 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the annual comparative period rather than the actual average exchange rates in effect during the respective current periods. All growth comparisons relate to the corresponding periods. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2025 compared with the year ended December 31, 2024 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Sales	$215,937	$195,907	$20,030	10%	$219,276	$23,369	12%
Cost of sales	(128,255)	(150,106)	21,851	15%	(130,122)	19,984	13%
Selling, general and administrative expenses	(60,293)	(61,748)	1,455	2%	(60,998)	750	1%
Other income (expense), net	4,187	(1,279)	5,466	427%	4,166	5,445	426%
Goodwill and intangible impairments	—	(11,939)	11,939	100%	—	11,939	100%
Other impairments	(217)	(439)	222	(100%)	(217)	222	(100%)
Operating income (loss)	31,359	(29,604)	60,963	206%	32,105	61,709	208%
Income (loss) including non-controlling interests	20,988	(27,942)	48,930	175%	20,793	48,735	174%
Net income (loss)	32,441	(35,851)	68,292	190%	32,992	68,843	192%
Adjusted EBITDA from continuing operations - Constant Currency (2)	49,852	7,374	42,478	(576%)	49,859	42,485	(576%)

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7301 (the CDN/U.S. average exchange rate for the year ended December 31, 2024) for each of the years ended December 31, 2025 and 2024.
(2)
Adjusted EBITDA from continuing operations - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations - Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 70% interest in Rose LifeScience through March 31, 2024, 80% interest in Rose LifeScience beginning on April 1, 2024, 85% interest in Leli through September 22, 2024, and our 100% interest in Leli beginning on September 23, 2024.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the year ended December 31, 2024 compared to the year ended December 31, 2023 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency (1)
	For The Year Ended December 31,		As Reported Change		For The Year Ended December 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Sales	$195,907	$163,109	$32,798	20%	198,160	$35,051	21%
Cost of sales	(150,106)	(115,157)	(34,949)	(30%)	(151,887)	(36,730)	(32%)
Selling, general and administrative expenses	(61,748)	(56,714)	(5,034)	(9%)	(62,261)	(5,547)	(10%)
Other expense, net	(1,279)	(2,843)	1,564	55%	(1,292)	1,551	55%
Goodwill and intangible impairments	(11,939)	(14,020)	2,081	(100%)	(11,939)	2,081	(100%)
Other impairments	(439)	—	(439)	(100%)	(439)	(439)	(100%)
Operating loss	(29,604)	(25,625)	(3,979)	(16%)	(29,658)	(4,033)	(16%)
Loss including non-controlling interests and before equity losses	(27,942)	(33,076)	5,134	16%	(27,973)	5,103	15%
Net loss	(35,851)	(34,798)	(1,053)	(3%)	(35,857)	(1,059)	(3%)
Adjusted EBITDA from continuing operations - Constant Currency (2)	7,374	7,478	(104)	1%	7,337	(141)	2%

Notes:

(1)
Assumes a constant exchange rate of C$1.00 = US$0.7689 (the CDN/U.S. average exchange rate for the year ended December 31, 2023) for each of the years ended December 31, 2024 and 2023.
(2)
Adjusted EBITDA from continuing operations - Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations - Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes items that do not reflect our business performance. Adjusted EBITDA from continuing operations - Constant Currency includes the Company’s 70% interest in Rose LifeScience since acquisition, 85% interest in Leli since acquisition.

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

Assessment for Indicators of Impairment

Goodwill

Year Ended December 31, 2025

Cannabis – Canada – Goodwill

There were no impairment indicators for the period ended December 31, 2025.

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
•
Future revenues: A decrease in future revenues by 4% would result in the fair value being equal to the carrying value, and each additional 10% decrease in the future revenues would result in an impairment of approximately $1,252.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Operations in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs. Inventory write-downs for the year ended December 31, 2024 were $11,038 which consisted of older manufactured products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than to continue incurring incremental costs to sell it. There were no inventory impairments recognized for the year ended December 31, 2025.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2025, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of December 31, 2025, we had approximately $33,654 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 6.0%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point decreases of approximately 2.4% over the comparable period in 2024.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve may increase interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $186 and $222 for the years ended December 31, 2025 and 2024, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of December 31, 2025 and 2024, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7156 and C$1.00 = US$0.7301, respectively. Assuming that all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at December 31, 2025 and 2024 with the net foreign exchange gain or loss directly impacting net income (loss).

	December 31, 2025	December 31, 2024
Financial assets
Cash and cash equivalents	$6,086	$2,260
Trade receivables	3,799	3,557
Inventories	5,165	3,929
Prepaid and deposits	321	198
Financial liabilities
Trade payables and accrued liabilities	(7,301)	(4,025)
Loan payable	(2,466)	(2,883)
Net foreign exchange gain	$5,604	$3,036

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included beginning on page 90 of this Annual Report on Form 10-K. See also Item 15, “Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

I ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company's management, with participation of the Principal Executive Officer and Principal Finance Officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, KPMG LLP, who audited our financial statements included in this Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.

Remediation of Material Weakness Identified as of December 31, 2024

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

During the year ended December 31, 2025, the Company completed our testing of the operating effectiveness of the implemented controls and found them to be effective. Based on the steps implemented, management concluded that we had remediated the previously disclosed material weaknesses as of March 31, 2025.

In connection with the transaction to privatize certain assets and operations of its Produce segment to Vanguard Food, LP on May 30, 2025, management of the Company made the decision to pause the ITGCs implemented in Q1 2025 from June 29 to August 12, 2025. During this period, the newly implemented controls were not operating and the previously identified material weakness existed. As of the time of this filing, the controls implemented during the quarter ended March 31, 2025 have been reestablished. Accordingly, management concluded that we had remediated the previously disclosed material weakness as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan and the remediation of our previously identified material weakness as discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 is incorporated herein by reference to the definitive proxy statement for our annual meeting of shareholders (the “2026 Proxy Statement”) to be filed within 120 days of December 31, 2025 (subject to any applicable extension period to the extent such 120th date is not a business day).

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days of December 31, 2025 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 is incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days of December 31, 2025 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days of December 31, 2025 (subject to any applicable extension period to the extent such 120th date is not a business day).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days of December 31, 2025 (subject to any applicable extension period to the extent such 120th date is not a business day).

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

10.1

Credit Facility Agreement by and between Village Farms Canada Limited Partnership and Farm Credit Canada, dated March 28, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.2

Amendment to Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Farm Credit Canada, dated March 24, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on April 1, 2020)

10.3

Amendment and Restated Credit Agreement by and between Village Farms International, Inc. and Village Farms, L.P. and Farm Credit Canada, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2025).

10.4

Second Amended and Restated Credit Agreement by and between Village Farms Canada Limited Partnership and Village Farms, L.P. and Bank of Montreal, dated May 24, 2024 (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q filed on August 8, 2024) ^

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company Annual Report on Form 10-K filed on March 13, 2024). +

10.6

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

10.10

Fourth Amended and Restated Credit Agreement, dated as of May 5, 2023, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2023).

10.11	Fifth Amended and Restated dated as of February 20, 2026, by and between Pure Sunfarms Corp., Bank of Montreal, Farm Credit Canada and Canadian Imperial Bank of Commerce^

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

10.14

Credit Agreement, dated as of April 17, 2025, by and between Pure Sun Farms Corp., a Canadian chartered bank, and Farm Credit Canada (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2025)

10.15

BDC Loan Agreement, dated December 30, 2020, by and between Pure Sunfarms Corp. and Bank of Montreal. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

10.16

Membership Interest Purchase Agreement by and among Village Farms International, Inc. Balanced Health Botanicals, LLC and the Members of Balanced Health Botanicals, LLC, dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K/A filed on March 13, 2022).^

10.17

Share Purchase Agreement by and among Village Farms International, Inc., ROSE LifeScience Inc. and the shareholders of ROSE LifeScience, dated November 15, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 19, 2021). ^

10.18

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

10.20

Framework Agreement Regarding Partnership and Membership Interests, Contributions, and Exchanges by and Among Village Farms International, Inc., Village Farms Canada Limited Partnership, and Village Farms, L. P; Vanguard Food GP LLC, Vanguard Food LP, Vanguard Food Holdings LLC, Vanguard Food LLC, and Vanguard Produce Canada ULC; and Kennedy Lewis Capital Partners Master Fund II LP; and Sweat Equities SPV LLC dated May 12, 2025 (incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K/A filed with the SEC on May 22, 2025).

10.21

Amended and Restated Limited Partnership Agreement of Vanguard Food LP, dated May 30, 2025 (incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.22

Amended and Restated Limited Liability Company Agreement by and among Vanguard Food GP LLC, Sweat Equities SPV LLC, Kenedy Lewis Capital Partners Master Fund II LP, and Village Farms International Inc., dated May 30, 2025 (incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.23

Transition Service Agreement by and Among Village Farms International, Inc., Village Farms, L.P., Village Farms Canada Limited Partnership, Vanguard Food LP, Vanguard Food GP LLC, Vanguard Food Holdings LLC, Vanguard Food LLC, and Vanguard Produce Canada ULC, dated May 30, 2025 (incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.24

Marfa Sublease Agreement between Agro Power Development, Inc. and Vanguard Food LLC., dated May 30, 2025 (incorporated by reference to the Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.25

Sales, Marketing & Distribution Agreement, by and among Village Farms Canada Limited Partnership and Vanguard Produce Canada ULC, dated May 30, 2025 (incorporated by reference to the Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.26	Amended and Restated Share-based Compensation Plan dated March 15, 2021 and adopted June 10, 2021 (incorporated by reference to Appendix D of the Company's Proxy Statement filed on May 7, 2021).+

10.27

Village Farms International, Inc. Share-based Compensation Plan adopted on December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.28

Employment Agreement, dated as of September 1, 2023, by and between Stephen C. Ruffini and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).

10.29

Employment Agreement, dated as of July 13, 2020, by and between Michael A. DeGiglio and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 14, 2020).+

10.30

Employment Agreement by and between Village Farms, L.P. and Michael A. DeGiglio, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024). +

10.31	Employment Agreement by and between Bret Wiley and the Company, dated June 1, 2018 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed on April 1, 2020).+

10.32

Employment Agreement, dated as of October 20, 2023, by and between Orville Bovenschen and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 8, 2023).+

10.33

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 12, 2026.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Village Farms International, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of goodwill impairment indicators

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $44,365 thousand as of December 31, 2025. Goodwill is tested for impairment annually or when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill and considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment. At December 31, 2025 the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

We identified the evaluation of goodwill impairment indicators as a critical audit matter. The evaluation of potential impairment indicators, including overall financial performance and market capitalization required a higher level of subjective auditor judgment. These potential impairment indicators could have a significant effect on the Company’s qualitative assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control related to the Company’s assessment of potential impairment indicators. We evaluated the Company’s qualitative assessment for its reporting units by:

- comparing the Company’s market capitalization to their overall book value

- comparing the actual financial performance of the reporting unit to the prior year projected financial information used in the prior year quantitative goodwill impairment analysis

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Orlando, Florida
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Village Farms International, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and mezzanine equity and of cash flows of Village Farms International, Inc. and its subsidiaries (the Company) for the year ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 13, 2024, except for the effects of the change in composition of reportable segments and change in segment profit measure discussed in note 14 (not presented herein) to the consolidated financial statements appearing under item 15 of the Company’s 2024 annual report on Form 10-K, as to which the date is March 13, 2025, and except for the effects of discontinued operations discussed in note 10 to the consolidated financial statements, as to which the date is March 12, 2026.

We served as the Company’s auditor from 2006 to 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Village Farms International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Village Farms International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Orlando, Florida
March 12, 2026

Village Farms International, Inc.

Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$81,189	$24,631
Restricted cash	5,063	—
Trade receivables, net	23,151	22,160
Inventories, net	41,519	41,256
Other receivables	324	247
Prepaid expenses and deposits	3,191	2,806
Current assets of discontinued operations (Note 10)	—	24,919
Total current assets	154,437	116,019
Non-current assets
Property, plant and equipment, net	185,712	175,226
Investments	6,276	2,656
Goodwill	44,365	42,315
Intangibles, net	23,647	25,105
Deferred tax asset	694	1,005
Right-of-use assets	4,066	4,372
Other assets	3,899	2,178
Non-current assets of discontinued operations (Note 10)	—	20,430
Total assets	$423,096	$389,306
LIABILITIES
Current liabilities
Line of credit	$—	$4,000
Trade payables	15,747	11,254
Current maturities of long-term debt	4,885	8,142
Accrued sales taxes	8,695	8,740
Accrued loyalty program	541	1,029
Accrued liabilities	13,419	8,972
Lease liabilities - current	1,198	1,060
Income tax payable	12,151	51
Other current liabilities	1,950	1,053
Current liabilities of discontinued operations (Note 10)	—	17,918
Total current liabilities	58,586	62,219
Non-current liabilities
Long-term debt	28,769	32,420
Deferred tax liability	18,494	19,940
Lease liabilities - non-current	3,855	4,199
Other liabilities	3,330	2,196
Non-current liabilities of discontinued operations (Note 10)	—	4,374
Total liabilities	113,034	125,348
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Redeemable non-controlling interests	10,164	9,953
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 115,722,312 shares issued and outstanding at December 31, 2025 and 112,337,049 shares issued and outstanding at December 31, 2024.	392,380	387,349
Additional paid in capital	29,374	30,604
Accumulated other comprehensive loss	(9,281)	(18,932)
Retained earnings	(112,575)	(145,016)
Total shareholders' equity	299,898	254,005
Total liabilities, mezzanine equity and shareholders’ equity	$423,096	$389,306

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31,

(In thousands of United States dollars, except share and per share data)

	2025	2024	2023
Sales	$215,937	$195,907	$163,109
Cost of sales	(128,255)	(150,106)	(115,157)
Gross profit	87,682	45,801	47,952
Selling, general and administrative expenses	(60,293)	(61,748)	(56,714)
Interest expense	(2,704)	(3,365)	(4,495)
Interest income	1,163	914	1,018
Foreign exchange gain (loss)	1,555	(2,843)	602
Other income	4,173	4,015	32
Goodwill and intangible asset impairments	—	(11,939)	(14,020)
Other impairments	(217)	(439)	—
Income (loss) before taxes and loss from equity method investments	31,359	(29,604)	(25,625)
(Provision for) recovery of income taxes	(10,371)	1,662	(7,451)
Income from equity method investments	—	—	—
Income (loss) from continuing operations	20,988	(27,942)	(33,076)
Income (loss) from discontinued operations, net of tax	11,117	(7,702)	(1,743)
Income (loss) including non-controlling interests	32,105	(35,644)	(34,819)
Less: net loss (income) attributable to non-controlling interests, net of tax	336	(207)	21
Net income (loss) attributable to Village Farms International, Inc. shareholders	$32,441	$(35,851)	$(34,798)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.19	$(0.25)	$(0.30)
Discontinued operations	0.10	(0.07)	(0.02)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.29	$(0.32)	$(0.32)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.18	$(0.25)	$(0.30)
Discontinued operations	0.09	(0.07)	(0.02)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.27	$(0.32)	$(0.32)
Weighted average number of common shares used in the computation of loss per share (in thousands):
Basic	113,283	111,370	108,728
Diluted	118,545	111,370	108,728
Income (loss) including non-controlling interests	$32,105	$(35,644)	$(34,819)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,198	(16,265)	4,237
Comprehensive income (loss) including non-controlling interests	42,303	(51,909)	(30,582)
Less: comprehensive (income) loss attributable to non-controlling interests	(206)	665	(436)
Comprehensive income (loss) attributable to Village Farms International, Inc. shareholders	$42,097	$(51,244)	$(31,018)

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands of United States dollars, except for shares outstanding)

	Number of Common Shares (in thousands)	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Permanent Shareholders’ Equity	Mezzanine Equity
Balance at December 31, 2022	91,789	$372,429	$13,372	$(8,371)	$(74,367)	$767	$303,830	$16,164
Shares issued in public offering, net of issuance costs	18,350	14,207	—	—	—	—	14,207	—
Warrants issued in public offering	—	—	9,128	—	—	—	9,128	—
Shares issued on exercise of stock options	100	83	—	—	—	—	83	—
Share-based compensation	10	—	3,111	—	—	—	3,111	—
Cumulative translation adjustment	—	—	—	4,831	—	72	4,903	(666)
Net (loss) income	—	—	—	—	(34,798)	(190)	(34,988)	169
Balance at December 31, 2023	110,249	$386,719	$25,611	$(3,540)	$(109,165)	$649	$300,274	$15,667
Share-based compensation	2,088	630	3,117	—	—	—	3,747	—
Acquisition of redeemable non-controlling interest	—	—	2,193	—	—	—	2,193	(5,209)
Acquisition of non-controlling interest	—	—	(317)	—	—	(489)	(806)	—
Cumulative translation adjustment	—	—	—	(15,392)	—	—	(15,392)	(873)
Net (loss) income	—	—	—	—	(35,851)	(160)	(36,011)	368
Balance at December 31, 2024	112,337	387,349	30,604	(18,932)	(145,016)	—	254,005	9,953
Shares Repurchased	(813)	—	(2,971)				(2,971)
Share-based compensation	700	—	1,741	—	—	—	1,741	—
Shares issued on exercise of stock options	792	817	—	—	—	—	817	—
Shares issued on exercise of warrants	2,816	4,646	—	—	—	—	4,646	—
Shares surrendered for taxes	(110)	(432)	—	—	—	—	(432)	—
Cumulative translation adjustment	—	—	—	9,651	—	—	9,651	547
Net income (loss)	—	—	—	—	32,441	—	32,441	(336)
Balance at December 31, 2025	115,722	$392,380	$29,374	$(9,281)	$(112,575)	$—	$299,898	$10,164

The accompanying notes are an integral part of these consolidated financial statements.

Village Farms International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands of United States dollars)

	2025	2024	2023
Cash flows provided by (used in) operating activities:
Income (loss) from continuing operations including non-controlling interests	$20,988	$(27,942)	$(33,076)
Adjustments to reconcile loss including non-controlling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	16,379	16,723	14,090
Amortization of deferred charges	116	10	136
Interest expense	2,704	3,365	4,495
Interest paid on long-term debt	(2,779)	(4,203)	(4,700)
Unrealized foreign exchange loss	13	233	64
Goodwill and intangible asset impairments	—	11,939	14,020
Inventory and other impairments	217	10,961	—
Non-cash lease expense	951	731	1,193
Share-based compensation	1,741	3,747	3,111
Deferred income taxes	(2,074)	(1,739)	7,046
Changes in non-cash working capital items	19,856	(97)	1,254
Net cash provided by operating activities from continuing operations	58,112	13,728	7,633
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(18,219)	(7,168)	(3,604)
Purchases of intangibles	(395)	(158)	—
Equity investment	—	—	(548)
Repayment of note receivable	—	—	835
Net cash used in investing activities from continuing operations	(18,614)	(7,326)	(3,317)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	19,295	—	—
Repayments on borrowings	(27,160)	(5,709)	(9,281)
Purchase of non-controlling interest	—	(3,817)	—
Proceeds from issuance of common stock and warrants	—	—	24,772
Issuance costs	—	—	(1,437)
Share repurchases	(2,971)	—	—
Proceeds from exercise of warrants and stock options	5,031	—	83
Other financing activities	(546)	—	—
Net cash used in (provided by) financing activities from continuing operations	(6,351)	(9,526)	14,137
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	(8,388)	(3,381)	(2,318)
Net cash provided by (used in) investing activities from discontinued operations	38,710	(2,914)	(2,914)
Net cash used in financing activities from discontinued operations	(4,000)	—	—
Net cash flows provided by discontinued operations	26,322	(6,295)	(5,232)
Effect of exchange rate changes on cash and cash equivalents	2,152	(1,241)	394
Net increase (decrease) in cash, cash equivalents and restricted cash	61,621	(10,660)	13,615
Cash, cash equivalents and restricted cash, beginning of period	24,631	35,291	21,676
Cash, cash equivalents and restricted cash, end of period	$86,252	$24,631	$35,291
Supplemental disclosure of non-cash activities:
Non-Cash - investing and financing activities
Operating lease right-of-use assets	$691	$117	$5,578
Operating lease liabilities	$691	$117	$5,578
Supplemental cash flow information
Income Taxes Paid	$93	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

1. BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of December 31, 2025 were Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Leli Holland B.V. (“Leli”), Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., and VF Clean Energy, Inc. (“VFCE”). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include VFF and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that VFF consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are classified as temporary mezzanine equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. Investments in entities for which the Company does not have a controlling financial interest, but over which it has the ability to exert significant influence, are accounted for under the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When appropriate, prior year amounts are reclassified to conform with the current period presentation.

As of December 31, 2025, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position, and the cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the financial statements and accompanying notes. The notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 10 Discontinued Operations and Disposals for additional information on the Company's discontinued operations.

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

In these consolidated financial statements, “$” means U.S. dollars and "C$" means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars is shown below:

	As of December 31,
	2025	2024	2023
Spot rate	0.7294	0.6957	0.7543
For the year ended	0.7156	0.7301	0.7410

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

The following table disaggregates the Company's net revenue by major source for the years ended:

Classification	December 31, 2025	December 31, 2024	December 31, 2023
Cannabis:
Branded (1)	$98,931	$111,951	$91,914
Non-Branded	24,857	28,827	15,457
International	37,893	6,137	4,600
U.S. Cannabis	14,439	17,390	20,330
Netherlands Cannabis	9,858	—	—
Other	2,029	1,941	2,059
Produce	26,295	28,909	28,749
Energy	1,635	752	—
Total Revenue	$215,937	$195,907	$163,109
(1)
Branded revenues are shown net of excise tax on products. For the years ended December 31, 2025, 2024, and 2023, excise tax on products was $59,950, $71,953, and $58,015, respectively.

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

Restricted Cash

Restricted cash, as of December 31, 2025, includes cash held in indemnity escrow with a financial institution (Note 10).

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

During the years ended December 31, 2025, 2024 and 2023 there were no material impairments of long-lived assets.

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

As of December 31, 2025, the Company’s leases have remaining lease terms of up to 6 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants. Asset retirement obligations related to the termination of leases are not material to the financial statements.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangibles are allocated to reporting units and tested for impairment annually as of December 31 each year and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company did not record impairment charges against goodwill and indefinite-lived intangible assets for the year ended December 31, 2025. During the years ended December 31, 2024 and 2023 the Company recorded impairment charges against goodwill and indefinite-lived intangible assets. For additional information refer to Note 6. Goodwill and Intangible Assets.

Segment Reporting

Our operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). The Company has identified five operating segments – Cannabis-Canada, Cannabis-U.S., Cannabis-Netherlands (previously Leli), Produce, and Clean Energy.

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

Advertising

Advertising costs are recognized when incurred and are presented within selling, general and administrative costs in the Consolidated Statements of Operations. The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing teams. Advertising costs for the years ended December 31, 2025, 2024, and 2023 were $3,349, $4,125, and $4,942, respectively.

Other Income (Expense)

Other income for the years ended December 31, 2025, 2024, and 2023 include favorable settlements of $4,240, $3,536 and $0, respectively, relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus infestation.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate) as well as income taxes paid disaggregated by jurisdiction. The amendments in this update were effective for all entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the fiscal year ended December 31, 2025. The amendments in this ASU were applied prospectively. This ASU only impacted our disclosures with no impact to our results of operations, cash flows, and financial condition.

New Accounting Pronouncements

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

2. INVENTORIES

Inventories consisted of the following:

Classification	December 31, 2025	December 31, 2024
Cannabis:
Raw materials	$5,852	$6,372
Work-in-process	10,599	7,052
Finished goods	20,227	21,872
Packaging	2,965	3,100
Produce:
Crop inventory	1,876	2,860
Inventory	$41,519	$41,256

During the year ended December 31, 2024, the Company recognized $10,436 of inventory impairments relative to its net realizable value. This inventory consisted of older manufactured products which required incremental rework costs that were higher than the resell value of the finished goods, so it was concluded to write off this inventory rather than incurring incremental costs to sell it. There were no inventory impairments recognized for the years ended December 31, 2025 and 2023.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Classification	December 31, 2025	December 31, 2024
Land	$14,040	$13,451
Leasehold and land improvements	9,388	8,799
Buildings	188,464	180,091
Machinery and equipment	58,672	55,637
Construction in progress	22,410	10,971
Less: Accumulated depreciation	(107,262)	(93,723)
Property, plant and equipment, net	$185,712	$175,226

Depreciation expense on property, plant and equipment, was $13,133, $13,437 and $10,804 for the years ending December 31, 2025, 2024 and 2023, respectively.

Capitalized interest was $188 and $1,029 for the years ended December 31, 2025 and 2024, respectively.

4. ACQUISITIONS

Rose Acquisition - Put/Call Option

On November 15, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Rose and other parties, including the shareholders of Rose (collectively, the “Rose Sellers”), for the acquisition of a 70% interest in Rose pursuant to the terms of the Purchase Agreement.

Two of the co-founders of Rose (the “Management Shareholders”), who were among the Rose Sellers of Rose in the Acquisition, remained in their current roles with Rose post-Acquisition and initially retained a non-voting 30% interest in Rose (the “Retained Interest”). In conjunction with the Acquisition, Village Farms and the Management Shareholders entered into a unanimous shareholders agreement (the “USA”) providing Village Farms with a call option to acquire 66% of the Retained Interest between December 31, 2024 and April 16, 2025 or upon the occurrence of certain liquidity events with respect to Village Farms (the “Call Option”). As part of the Call Option, Village Farms could also acquire 34% of the Retained Interest between December 31, 2023 and March 31, 2024. A put right has also been granted to the Management Shareholders to require Village Farms to complete the acquisition of the Retained Interest upon their death or disability or the occurrence of certain liquidity events with respect to Village Farms (the “Put Option”, and together with the Call Option, the “Put/Call Option”). The price for the Put/Call Option was set at a multiple solely based on Rose’s adjusted EBITDA performance of the applicable prior calendar year.

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

5. INVESTMENTS

Vanguard Food, LP

On May 30, 2025, the Company closed on a transaction with Vanguard Food, LP ("Vanguard") to privatize certain assets and operations of its Produce segment (the "Transaction") (Note 10). As part of the Transaction, the Company received a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3,530, included in investments within the Consolidated Statements of Financial Position. We account for our investment in Vanguard under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Vanguard arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Vanguard of $0 for the year ended December 31, 2025.

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

During the years ended December 31, 2025, 2024, and 2023, the Company considered qualitative factors in assessing for impairment indicators for the Company’s U.S. and Canadian Cannabis segments. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook.

At December 31, 2025 the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting units to be below their carrying amounts.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment:

	Cannabis - Canada	Cannabis - United States	Total
Balance as of December 31, 2023	$45,879	$10,039	$55,918
Foreign currency translation adjustment	(3,564)	—	(3,564)
Impairments	—	(10,039)	(10,039)
Balance as of December 31, 2024	$42,315	$-	$42,315
Foreign currency translation adjustment	2,050	—	2,050
Balance as of December 31, 2025	$44,365	$-	$44,365

Intangible Assets

Intangibles consisted of the following:

Classification	December 31, 2025	December 31, 2024
Licenses	$18,508	$17,196
Brand and trademarks*	12,678	12,520
Customer relationships	13,137	12,530
Computer software	1,621	2,029
Other*	144	144
Less: Accumulated amortization	(13,191)	(10,064)
Less: Impairments*	(9,250)	(9,250)
Intangibles, net	$23,647	$25,105

*Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of December 31, 2025 is as follows:

Fiscal period
2026	$3,256
2027	3,241
2028	1,880
2029	1,878
2030	1,857
Thereafter	7,963
Intangibles, net	$20,075

Amortization expense for intangibles for the years ended December 31, 2025, 2024 and 2023 were $3,246, $3,286 and $3,141, respectively.

7. ACCRUED LIABILITIES

	December 31, 2025	December 31, 2024
Received not invoiced	$1,513	$2,151
Accrued payroll	4,212	3,495
Other	7,694	3,326
	$13,419	$8,972

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

8. LEASES

The Company leases an office building located in Lake Mary, Florida for its corporate headquarters, office and manufacturing spaces in Denver, Colorado for Balanced Health’s headquarters and operations, and office and manufacturing space in Drachten, Netherlands for Leli Holland's headquarters and operations. Rose leases a building for headquarters in Montreal, Quebec.

The components of lease related expenses are as follows:

	Year ended December 31,
	2025	2024	2023
Operating lease expense (a)	$1,276	$1,644	$2,137

(a)
Includes short-term and variable lease costs of $325 and $913 for the years ended December 31, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$1,451	$1,452
Operating cash flows (liability reduction)	$1,615	$925

ROU assets obtained in exchange for lease obligations:
Operating leases	$691	$117

Other information related to operating leases was as follows:

December 31, 2025
Weighted average remaining lease term:
Operating leases	4.19
Weighted average discount rate:
Operating leases	9.08%

Maturities of lease liabilities as of December 31, 2025 were as follows:

Operating leases
2026	$1,516
2027	1,313
2028	1,171
2029	1,022
2030	321
Thereafter	579
Total minimum lease payments	5,922
Less amounts representing interest	(869)
Total lease obligation, net of interest	5,053
Less current portion	(1,198)
Long-term portion of lease obligations, net of interest	$3,855

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

9. LINE OF CREDIT AND LONG-TERM DEBT

	Balance outstanding as of December 31,
	2025	2024
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (7.45% at December 31, 2025); matures May 3, 2027	$15,855	$20,821
Term loan - ("Pure Sunfarms Term Loan Facility") - C$27.4M - repayable by quarterly principal payments of C$1.0 million and accrued interest at Canadian prime interest or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (4.78% at December 31, 2025), matures February 7, 2028.	17,799	—
Term Loan - ("Pure Sunfarms Non-Revolving Facility") - C$19.0M - Canadian prime interest rate plus an applicable margin , repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026 . Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	6,262
Term loan - ("Pure Sunfarms Term Loan") - C$25.0M - Canadian prime interest rate plus an applicable margin, repayable in quarterly payments equal to 2.50% of the outstanding principal amount, matures February 7, 2026. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	10,436
Term Loan - (Pure Sunfarms "BDC Facility") - non-revolving demand loan repayable by monthly principal payments of C$52 and accrued interest at Canadian prime interest rate plus an applicable margin, matures December 31, 2031. Terminated on April 17, 2025 and replaced with the "Pure Sunfarms Secured Credit Facilities"	—	3,043
Total	$33,654	$40,562
Less current maturities	4,885	8,142
Total	$28,769	$32,420

As collateral for the FCC Term Loan, the Company has provided a promissory note, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral for the FCC Loan as of December 31, 2025 and 2024 was $84,653 and $77,682, respectively.

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

The Company is required to comply with financial covenants. At December 31, 2025, the Company was compliant with all of its financial covenants.

The weighted average interest rate on short-term borrowings as of December 31, 2025 and 2024 was 6.0% and 8.22%, respectively.

Accrued interest payable on all long term-debt as of December 31, 2025 and 2024 was $166 and $271, respectively, and these amounts are included in accrued liabilities in the consolidated statements of financial position.

The aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows:

2026	$4,885
2027	16,812
2028	11,957
2029	—
2030	—
Thereafter	—
$33,654

10. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Vanguard Food, LP (“Vanguard”), backed by private investment firms, to privatize certain assets and operations of its Produce segment (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Vanguard common units, less the carrying amount of net assets disposed. The gain on sale was recorded based on available data and management estimates as of December 31, 2025 and is subject to post-closing selling price adjustments which could result in further adjustments to the gain on sale. The following table outlines the calculation of the initial gain on sale of the Transaction:

Cash proceeds	$35,000
Cash held in indemnity escrow (Restricted cash)	5,000
Fair value of Vanguard common units	3,530
Carrying value of lease to Vanguard	1,245
Estimated future distributions for working capital adjustments and other obligations	(4,290)
Less: Carrying value of net assets disposed	(20,500)
Gain on sale	$19,985

The Company concluded the Transaction met the criteria under ASC 205-20 to be classified as discontinued operations because the Transaction represented a strategic shift in the Company's business model that had a major effect on the Company’s operations and financial results. Accordingly, the Consolidated Statements of Operations and Comprehensive Income (loss) and the Consolidated Statements of Financial Position have been adjusted for all prior periods to reflect the historical results as discontinued operations.

Details of the net income (loss) from discontinued operations, net of tax, were as follows for the years ended December 31:

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	2025	2024	2023
Sales	$62,643	$140,273	$122,493
Cost of sales	(66,176)	(138,674)	(121,020)
Gross loss	(3,533)	1,599	1,473
Selling, general and administrative expenses	(5,151)	(9,287)	(8,787)
Interest expense	(7)	(14)	(14)
Other Income	—	—	5,585
Gain on sale of assets	19,985	—	—
Income (loss) from discontinued operations before income taxes	11,294	(7,702)	(1,743)
Provision for income taxes	(177)	—	—
Net income (loss) income from discontinued operations, net of tax	$11,117	$(7,702)	$(1,743)

The following table summarizes the assets and liabilities of the discontinued operations as of December 31:

	2025	2024
ASSETS
Current assets
Trade receivables, net	$—	$11,505
Inventories, net	—	11,881
Other Receivables	—	80
Prepaid expenses and deposits	—	1,453
Total current assets of discontinued operations	—	24,919
Non-current assets
Property, plant and equipment, net	—	15,037
Right-of-use assets	—	5,393
Total non-current assets of discontinued operations	—	20,430
Total assets of discontinued operations	$—	$45,349
LIABILITIES
Current liabilities
Trade payables	$—	$13,245
Accrued liabilities	—	3,236
Lease liabilities - current	—	1,437
Total current liabilities of discontinued operations	—	17,918
Non-current liabilities
Lease liabilities - non-current	—	4,374
Total liabilities of discontinued operations	$—	$22,292

11. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the consolidated statements of financial position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At December 31, 2025 and 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, trade receivables, other receivables, line of credit, trade payables, income tax payables, accrued liabilities, lease liabilities, and long-term debt. The carrying value of cash, cash equivalents, and restricted cash, trade receivables, other receivables, trade payables, income tax payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, and long-term debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at December 31, 2025 and December 31, 2024, other than the minority investments discussed below. There were no transfers of assets or liabilities between levels during the years ended December 31, 2025 and 2024, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

13. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a Company employee who also owns a minority interest in Rose. For the years ended December 31, 2025, 2024 and 2023, the Company paid C$253, C$277 and C$213, respectively to lease this office space.

One of the Company's former employees is related to a member of the Company’s executive management team and received approximately $99, $165, and $118 in salary and benefits during the years ended December 31, 2025, 2024 and 2023, respectively.

On May 29, 2024, the Company entered into a Share Purchase Agreement with Rose and non-controlling shareholders, both of which were company employees, for the acquisition of an additional 10% interest in Rose for a total cash purchase price of approximately $3,016 (note 4).

The Company has entered into a Transition Services Agreement with Village Fresh, a Vanguard subsidiary, to provide certain transition services for specified fees and a multi-year Sales, Marketing & Distribution Agreement with Village Fresh, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Village Fresh of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The price paid by Village Fresh to the Company is based on amounts paid by Village Fresh’s customers, net of a marketing fee. Under this agreement, the Company recorded revenues of $21,999 for the year ended December 31, 2025 and had outstanding receivables of $637 as of December 31, 2025.

14. INCOME TAXES

The components of the provision for (recovery of) income tax for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025
	Current	Deferred	Total
Canadian	$12,099	$(2,394)	$9,705
US Federal	—	—	—
US State	—	—	—
Netherlands	346	320	666
	$12,445	$(2,074)	$10,371

	2024
	Current	Deferred	Total
US Federal	$—	$1,201	$1,201
US State	47	—	47
Canadian	30	(2,940)	(2,910)
	$77	$(1,739)	$(1,662)

	2023
	Current	Deferred	Total
US Federal	$—	$3,000	$3,000
US State	34	—	34
Canadian	371	4,046	4,417
	$405	$7,046	$7,451

The provision for (recovery of) income taxes reflected in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax (recovery) and the effective provision for (recovery of) income taxes are summarized in the below tables. The Company has adopted the guidance in ASU 2023-09 on a prospective basis. The following

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

table reflects the rate reconciliation for the current year under the new guidance. Rate reconciliations for the comparative periods are presented below the current year table under the prior guidance.

Year Ended December 31, 2025
Income before taxes and loss from equity method investments	$31,359

	Year Ended December 31, 2025
	Amount	Percent
Canada Federal Statutory Tax	$4,817	15.4%
State and Local Income Taxes(1)	4,560	14.5%
Foreign Tax Effects
United States
Statutory tax rate difference between United States and Canada	(343)	-1.1%
State and Local Income Taxes, net of Federal Income Tax Effect	(120)	-0.4%
Sec. 162m Compensation Limitation	340	1.1%
Nontaxable or Nondeductible Items	(191)	-0.6%
Changes in Valuation Allowance	1,292	4.1%
Other	(122)	-0.4%
Netherlands
Statutory tax rate difference between Netherlands and Canada	107	0.3%
Deferred Adjustment	244	0.8%
Other	167	0.5%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	0.0%
Effect of Cross-Border Tax Laws	—	0.0%
Tax Credits	(211)	-0.7%
Changes in Valuation Allowance	(58)	-0.2%
Nontaxable or Nondeductible Items
Stock Based Compensation Expense	247	0.8%
Other Perms	(88)	-0.3%
Changes in Unrecognized Tax Benefits	—	0.0%
Other Adjustments
Tax Rate Change	(406)	-1.3%
Other Adjustments	136	0.4%
Effective Tax	$10,371	33.1%

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

(1) Provincial taxes in British Columbia made up the majority (greater than 50 percent) of the tax effect in this category.

	Years Ended
	2024	2023
Loss from continuing operations before income taxes	$(29,604)	$(25,625)
Tax (recovery) calculated at US federal tax rates	(6,217)	(5,381)
State tax adjustments	(364)	(457)
Non-deductible items	920	1,100
True up of prior year income tax estimates	(39)	318
Deferred adjustment	(135)	32
Tax rate differences on deferred items	(318)	(34)
Change in tax rates	71	135
Change in valuation allowance	4,414	11,745
Other	6	(7)
(Expense) recovery of income taxes	$(1,662)	$7,451

The statutory tax rate in effect in Canada and the United States for the years ended December 31, 2025, 2024 and 2023 was 27% and 21%, respectively.

The blended effective tax rate for 2025 was 33.1% compared to 5.6% and (29.1%) in 2024 and 2023, respectively.

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

Significant components of the Company’s net deferred income taxes at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Other assets	$7,222	$6,683
Long-term debt	645	928
Tax losses: Non-capital and farm losses	35,283	37,563
Provisions: Debt and unit issuance costs	42	415
Tax Losses: Capital Losses	426	129
Intangibles	5,536	6,409
Lease liability	965	1,023
Valuation allowance	(47,425)	(50,032)
	2,694	3,118
Deferred tax liabilities:
Joint venture shares	(2,462)	(2,346)
Cash adjustment	(9,800)	(10,506)
Right-of-use Assets	(755)	(843)
Property, plant and equipment	(7,477)	(8,358)
	(20,494)	(22,053)
Net deferred tax liabilities	$(17,800)	$(18,935)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon available positive and negative evidence and future taxable income, the Company has recorded a valuation allowance on its deferred tax assets for the years ended December 31, 2025 and 2024 of $47,425 and $50,032, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

Included in the schedule of deferred tax assets and liabilities above are US federal net operating loss carryforwards of approximately $108,220 and $119,095 as of December 31, 2025 and 2024, respectively, which will begin to expire in 2031. At the state level, the Company has a combined state net operating loss carry forwards of approximately $39,937 and $46,416 as of December 31, 2025 and 2024, respectively, which will begin to expire in 2029. The Canadian Federal Non-Capital Loss carry forwards are C$50,767 and C$50,337 as of December 31, 2025 and 2024, respectively, which will begin to expire in 2027. The Canadian Provincial Non-Capital Loss carry forwards are C$9,579 and C$7,948, as of December 31, 2025 and 2024, respectively, which will begin to expire in 2036. The Netherlands Federal Non-Capital Losses carry forward is EUR$0 and EUR$1,122 as of December 31, 2025 and 2024, respectively.

The amounts of cash taxes paid (refunds received) by the Company for the year ended December 31, 2025 is as follows:

Canada federal Taxes	$14
State and local taxes
British Columbia	11
Ontario	25
Quebec	—
Foreign Taxes
United States Federal	—
Texas	43
Total income taxes paid (refunded)	$93

At December 31, 2025 and 2024, the balance of uncertain tax benefits is zero. The Company does not anticipate that the amount of the uncertain tax benefit will significantly increase within the next 12 months. The Company recognizes accrued interest related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2025 and 2024, there are no recognized liabilities for interest or penalties.

The Company is subject to taxation in Canada and its provinces, the U.S. and various states, as well as the Netherlands. As of December 31, 2025, the Company’s tax years for 2022, 2023 and 2024 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2022 due to the expiration of the statute of limitations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA includes, among other things the permanent extension of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the United States’ international tax framework, restoration of favorable tax treatment for certain business provisions. The OBBBA contains a variety of effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the reported results of operations.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. We believe that segment operating (loss) income is a useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain expenses that directly arise from non-operating activities (other income/expense), financing decisions (interest), and tax strategies (income taxes).

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. Management has determined that the Company operates in five reportable segments: Cannabis-Canada, Cannabis-U.S., Cannabis - Netherlands (previously Leli), Produce, and Clean Energy. The Cannabis-Canada segment produces and supplies cannabis products to be sold to provincial governments across Canada, exports to other countries, and other licensed providers. The Cannabis-U.S. segment develops and sells high-quality, CBD-based health and wellness products including ingestible, edible and topical applications in the United States, where it is legal to do so. The Cannabis - Netherlands segment produces and supplies cannabis products in the Netherlands, to be sold to designated coffee shops. The Produce segment, subsequent to the Transaction, produces premium quality tomatoes in Delta, British Columbia, sold through the Vanguard Food Holding, LLC group. The Clean Energy business receives a royalty representing a portion of the renewable natural gas that is sold to one customer pursuant to a long-term contract.

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

For all of its reportable segments, the CODM uses segment operating income (loss) to allocate resources (including employees, property, and financial or capital resources), predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the operating income (loss) when making decisions about allocating capital and personnel to the segments and to assess the performance for each segment by comparing the results with one another.

Discontinued operations are not included in the applicable reportable segments.

The following tables reflect the reconciliation of segment revenue, measures of segments profit or loss, and significant segment expenses reconciled to the consolidated income (loss) before income taxes:

	For the Year Ended December 31, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$26,295	163,710	14,439	1,635	9,858	215,937
Cost of sales	(25,438)	(92,172)	(5,416)	(274)	(4,955)	(128,255)
Selling, general and administrative expenses	(2,792)	(34,872)	(9,585)	(48)	(2,849)	(50,146)
Segment operating (loss) income	$(1,935)	$36,666	$(562)	$1,313	$2,054	$37,536
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other income, net (2)						4,187
Other impairments						(217)
Other corporate expenses (3)						(10,147)
Income before taxes and income from equity method investments						$31,359

	For the Year Ended December 31, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$28,909	$148,856	$17,390	$752	$—	$195,907
Cost of sales	(25,450)	(118,172)	(6,355)	(129)	—	(150,106)
Selling, general and administrative expenses	(2,949)	(34,028)	(11,990)	(38)	(1,555)	(50,560)
Segment operating income (loss)	$510	$(3,344)	$(955)	$585	$(1,555)	$(4,759)
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other expense, net (2)						(1,279)
Impairment of goodwill and intangibles						(11,939)
Other impairments						(439)
Other corporate expenses (3)						(11,188)
Loss before taxes and loss from equity method investments						$(29,604)

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	For the Year Ended December 31, 2023
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Total
Sales to external customers	$28,749	$114,030	$20,330	$—	$—	$163,109
Cost of sales	(30,044)	(78,090)	(7,002)	(21)	—	(115,157)
Selling, general and administrative expenses	(1,838)	(29,275)	(13,118)	(32)	(1,265)	(45,528)
Segment operating (loss) income	$(3,133)	$6,665	$210	$(53)	$(1,265)	$2,424
Reconciliation of segment operating (loss) income to net loss before taxes and loss from equity method investments
Other expense, net (2)						(2,843)
Impairment of goodwill and intangibles						(14,020)
Other corporate expenses (3)						(11,186)
Loss before taxes and loss from equity method investments						$(25,625)

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

The following tables summarizes our interest income, interest expense, depreciation and amortization, other significant non-cash items, and expenditures for capital assets by operating segment:

	For the Year Ended December 31, 2025
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	$65	$412	$-	$-	$-	$477	$686	$1,163
Interest expense	$1,571	$1,133	$-	$-	$-	$2,704	$-	$2,704
Depreciation and amortization	$3,881	$10,826	$192	$-	$1,351	$16,250	$129	$16,379
Share based compensation	$18	$380	$81	$-	$5	$484	$1,257	$1,741
Other significant noncash items:
Non-cash lease expense	$105	$84	$762	$-	$-	$951	$-	$951
Inventory and other impairments	$-	$-	$217	$-	$-	$217	$-	$217
Expenditures for segment assets	$766	$5,811	$17	$-	$11,625	$18,219	$-	$18,219

	For the Year Ended December 31, 2024
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	$4	$484	$-	$-	$-	$488	$426	$914
Interest expense	$2,237	$1,112	$-	$16	$-	$3,365	$-	$3,365
Depreciation and amortization	$3,258	$11,790	$204	$-	$1,275	$16,527	$196	$16,723
Share based compensation	$-	$166	$79	$-	$-	$245	$3,502	$3,747
Other significant noncash items:
Non-cash lease expense	$127	$86	$518	$-	$-	$731	$-	$731
Impairments of goodwill and intangibles	$-	$-	$11,939	$-	$-	$11,939	$-	$11,939
Inventory and other impairments	$-	$10,522	$439	$-	$-	$10,961	$-	$10,961
Expenditures for segment assets	$809	$261	$37	$-	$6,061	$7,168	$-	$7,168

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

	For the Year Ended December 31, 2023
	Produce	Cannabis Canada	Cannabis U.S.	Clean Energy	Cannabis Netherlands	Segment Totals	Corporate	Consolidated Totals
Interest income	$9	$157	$24	$-	$-	$190	$828	$1,018
Interest expense	$2,318	$2,177	$-	$-	$-	$4,495	$-	$4,495
Depreciation and amortization	$625	$11,790	$204	$-	$1,275	$13,894	$196	$14,090
Share based compensation	$-	$61	$317	$-	$-	$378	$2,733	$3,111
Other significant noncash items:
Non-cash lease expense	$497	$118	$578	$-	$-	$1,193	$-	$1,193
Impairments of goodwill and intangibles	$-	$-	$14,020	$-	$-	$14,020	$-	$14,020
Expenditures for segment assets	$1,514	$914	$218	$-	$958	$3,604	$-	$3,604

The following tables summarizes our total assets by operating segment for the years ended December 31:

	2025	2024
Assets
Produce	$48,831	$51,983
Cannabis - Canada	306,886	266,433
Cannabis - United States	5,187	6,728
Clean Energy	207	360
Cannabis Netherlands	23,355	11,093
Total assets for reportable segments	$384,466	$336,597
Corporate	38,630	7,360
Consolidated total	$423,096	$343,957

For years ended December 31, 2025, 2024 and 2023, approximately 7%, 24% and 30%, respectively, of the Company’s total sales were in the United States and approximately 71%, 73%, and 67%, respectively, of the Company's total sales were in Canada. In 2025, the Company had three customers that individually represented more than 10% of total sales, comprising of 18.2%, 13.5%, and 10.2%. In 2024, the Company had two customers that individually represented more than 10% of total sales, comprising of 14.1% and 10.2%. In 2023, the Company had one customer that individually represented more than 10% of total sales, comprising of 11.9%.

As of December 31, 2025, the Company’s trade receivables included two customers that represented more than 10% of the balance of trade receivables, representing 19.4% and 14.5% of the balance. As of December 31, 2024, the Company’s trade receivables included two customers that represented more than 10% of the balance of trade receivables, representing 26.7% and 13.4% of the balance.

The Company’s primary operations are in the United States and Canada. The following tables summarizes our assets by geographic location for the years ended December 31:

Total assets	2025	2024
United States	$36,039	$46,922
Canada	363,702	285,942
Netherlands	23,355	11,093
	$423,096	$343,957

Long-lived assets	2025	2024
United States	$28,970	$26,930
Canada	218,582	216,061
Netherlands	21,107	9,866
	$268,659	$252,857

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

16. INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of Common Shares outstanding for the period. Basic and diluted net income (loss) per ordinary share is calculated as follows:

	For the Years Ended December 31,
(shares in thousands)	2025	2024	2023
Numerator:
Net income (loss) attributable to Village Farms International, Inc. shareholders from continuing operations	$21,324	$(28,149)	$(33,055)
Income (loss) from discontinued operations, net of tax	$11,117	$(7,702)	$(1,743)
Denominator:
Weighted average number of common shares – basic	113,283	111,370	108,728
Effect of dilutive securities – share-based employee options and awards	5,262	—	—
Weighted average number of common shares – diluted	118,545	111,370	108,728
Anti-dilutive options, warrants, and awards (1)	19,280	8,052	8,456
Net income (loss) per ordinary share:
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.19	$(0.25)	$(0.30)
Discontinued operations	0.10	(0.07)	(0.02)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.29	$(0.32)	$(0.32)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.18	$(0.25)	$(0.30)
Discontinued operations	0.09	(0.07)	(0.02)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.27	$(0.32)	$(0.32)

(1)
Options to purchase shares of common stock, warrants, and unvested RSUs are not included in the calculation of net (loss) income per share because the effect would have been anti-dilutive.

17. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

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

Share-based compensation

The Company’s Share-Based Compensation Plan (the “Plan”) dated January 1, 2010, was most recently approved by Shareholders on June 10, 2021. The Plan provides that the number of Common Shares reserved for issuance upon the exercise or redemption of awards granted under the Plan is a rolling maximum of ten percent (10%) of the outstanding Common Shares at any point in time. Approximately 3,262 shares remain available for issuance as of December 31, 2025.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

	2025	2024	2023
Expected volatility	75.3% - 78.1%	77.2% - 85.8%	85.7% - 87.8%
Dividend	$nil	$nil	$nil
Risk-free interest rate	3.91% - 4.02%	3.08% - 3.71%	2.76% - 4.15%
Expected life	3.5years	4.4 years	6.5 years
Fair value	$0.33 - $0.62	$0.56 - $0.62	$0.44 - $0.82

Stock option transactions under the Company’s plan for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Exercisable at December 31, 2022	2,549,401	$5.88	5.46	$133
Granted during 2023	3,492,991	$0.94	9.34	$130
Exercised during 2023	(100,000)	$0.83		$71
Forfeited during 2023	(535,833)	$4.04
Outstanding at December 31, 2023	6,946,576	$3.50	7.54	$83
Exercisable at December 31, 2023	3,081,262	$6.07	5.44	$1
Granted during 2024	620,000	$0.95	5.96	$0
Forfeited/expired during 2024	(598,167)	$3.32
Outstanding at December 31, 2024	6,968,409	$3.50	6.79	$90
Exercisable at December 31, 2024	3,081,262	$6.07	5.96	$31
Granted during 2025	450,000	$0.76	5.36	$1,300
Exercised during 2025	(791,829)	$1.03
Forfeited/expired during 2025	(163,834)	$2.84
Outstanding at December 31, 2025	6,462,746	$3.42	5.36	$10,869
Exercisable at December 31, 2025	4,615,074	$4.41	5.17	$5,876

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $0.47, $0.58 and $0.71, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $1,535, $0 and $71, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

A summary of the status of the Company’s non-vested stock options, and the changes during the year ended December 31, 2025 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2025	2,479,553	$0.82
Granted	450,000	$0.47
Vested	(918,047)	$0.81
Forfeited	(163,834)	$1.99
Non-vested at December 31, 2025	1,847,672	$0.63	$4,993

As of December 31, 2025, there was approximately $1,258 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of three years.

The Company has also issued performance-based or time-based restricted share units to Village Farms employees involved with future developments of the Company. Once a performance or time based target is met and the share units are deemed earned and vested, compensation expense is recognized, based on the fair value of the share units on the grant date.

Performance-based and time based restricted share unit activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Number of Performance-based Restricted Share Units	Weighted Average Grant Date Fair Value
Exercisable at December 31, 2022	30,000	$8.31
Issued	(10,000)	$8.31
Forfeited	(20,000)	$8.31
Outstanding at December 31, 2023	—	$-
Exercisable at December 31, 2023	—	$-
Granted	2,179,884	$0.71
Vested and Issued	(1,479,024)	$1.25
Outstanding at December 31, 2024	700,860	$0.17
Exercisable at December 31, 2024	—	$-
Granted	2,812,740	$0.72
Forfeited	(267,216)	$0.60
Vested and Issued	(700,860)	$0.59
Outstanding at December 31, 2025	2,545,524	$0.73
Exercisable at December 31, 2025	—	$-

On September 3, 2024, the Company granted 600,000 shares to a director of the Company.

Total share-based compensation for the years ended December 31, 2025, 2024 and 2023 of $1,741, $3,747 and $3,111, respectively, was recorded in selling, general and administrative expenses and the corresponding amount credited to additional paid in capital.

Share buyback program

On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding common stock. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except share and per share amounts and unless otherwise noted)

on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the year ended December 31, 2025, the Company repurchased 812,923 shares for an aggregate amount of $2,971 (excluding the 2% Canadian excise tax on stock repurchases). As of December 31, 2025, $7,041 remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Warrants

Warrant activity for the year ended December 31, 2025 was as follows:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,350,000	$1.65	3.50
Exercised	(2,816,100)	$1.65
Issued	—	$-	-
Expired	—	$-	-
Outstanding at December 31, 2025	15,533,900	$1.65	2.50

18. CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	For the Years Ended December 31,
	2025	2024	2023
Trade receivables	$(3,753)	$(3,475)	$(2,155)
Inventories	1,144	8,458	(5,013)
Lease liabilities	(1,615)	(925)	(1,150)
Other receivables	4	(6)	9
Prepaid expenses and deposits	(240)	3,246	(754)
Trade payables	6,702	1,433	(1,731)
Accrued liabilities	4,098	(4,824)	5,391
Accrued taxes	11,992	25	3,575
Other assets, net of other liabilities	1,524	(4,029)	3,082
	$19,856	$(97)	$1,254

19. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than set forth below.

On February 20, 2026, the Company amended and extended its Pure Sunfarms Secured Credit Facility, which increased loan commitments with existing lenders by CAD $15 million and extending maturities one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial CAD $5 million on February 20, 2026. All other terms of the credit facility loans remain unchanged.