Form 10-Q
period 2026-03-31
Village Farms International, Inc.
filed 2026-05-11
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, 114,288,686 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Vanguard Food LP. Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Village Farms International B.V ("VFN"); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose, and VFN and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis and cannabinoid (CBD) products in the United States; risks relating to the implementation and enforcement of the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extension Act, 2026; risks relating to the integration of Balanced Health and Rose into our consolidated business; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under Leli; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for our Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$50,468	$81,189
Restricted cash	5,059	5,063
Trade receivables, net	26,643	23,151
Inventories, net	44,420	41,519
Other receivables	1,374	324
Prepaid expenses and deposits	3,965	3,191
Total current assets	131,929	154,437
Non-current assets
Property, plant and equipment, net	189,560	185,712
Investments	6,276	6,276
Goodwill	43,653	44,365
Intangibles, net	22,458	23,647
Deferred tax asset	611	694
Right-of-use assets	3,821	4,066
Other assets	2,576	3,899
Total assets	$400,884	$423,096
LIABILITIES
Current liabilities
Trade payables	$9,948	$15,747
Current maturities of long-term debt	4,973	4,885
Accrued sales taxes	7,409	8,695
Accrued liabilities	17,117	13,960
Lease liabilities - current	1,198	1,198
Income tax payable	—	12,151
Other current liabilities	2,456	1,950
Total current liabilities	43,101	58,586
Non-current liabilities
Long-term debt	30,776	28,769
Deferred tax liability	17,711	18,494
Lease liabilities - non-current	3,530	3,855
Other non-current liabilities	1,979	3,330
Total liabilities	97,097	113,034
MEZZANINE EQUITY
Redeemable non-controlling interest	9,819	10,164
SHAREHOLDERS’ EQUITY
Common stock, no par value per share - unlimited shares authorized; 114,048,023 shares issued and outstanding at March 31, 2026 and 115,722,312 shares issued and outstanding at December 31, 2025.	392,898	392,380
Additional paid in capital	23,382	29,374
Accumulated other comprehensive loss	(12,654)	(9,281)
Retained earnings	(109,658)	(112,575)
Total shareholders’ equity	293,968	299,898
Total liabilities, mezzanine equity and shareholders’ equity	$400,884	$423,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Sales	$50,238	$39,680
Cost of sales	(29,252)	(25,501)
Gross profit	20,986	14,179
Selling, general and administrative expenses	(15,942)	(14,619)
Interest expense	(523)	(701)
Interest income	608	75
Foreign exchange (loss) gain	(548)	(84)
Other (loss) income	(184)	22
Income (loss) before taxes and equity method investment income	4,397	(1,128)
Provision for income taxes	(1,668)	(983)
Equity method investment income, net of tax	—	—
Income (loss) from continuing operations	2,729	(2,111)
Loss from discontinued operations, net of tax	—	(5,004)
Income (loss) including non-controlling interests	2,729	(7,115)
Less: net loss attributable to non-controlling interests, net of tax	188	412
Net income (loss) attributable to Village Farms International, Inc. shareholders	$2,917	$(6,703)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.03	$(0.02)
Discontinued operations	-	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.03	$(0.06)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.02	$(0.02)
Discontinued operations	-	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.02	$(0.06)
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	115,257	112,337
Diluted	127,057	112,337
Income (loss) including non-controlling interests	$2,729	$(7,115)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,530)	965
Comprehensive loss including non-controlling interests	(801)	(6,150)
Comprehensive loss attributable to non-controlling interests	346	339
Comprehensive loss attributable to Village Farms International, Inc. shareholders	$(455)	$(5,811)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended March 31, 2026
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2026	115,722	$392,380	$29,374	$(9,281)	$(112,575)	$299,898	$10,164
Shares Repurchased	(2,065)	-	(6,368)	-	-	(6,368)	-
Share-based compensation	—	—	376	—	—	376	—
Shares issued on exercise of warrants	221	130	—	—	—	130	—
Shares issued on exercise of options	170	388	—	—	—	388	—
Cumulative translation adjustment	—	—	—	(3,373)	—	(3,373)	(157)
Net income (loss)	—	—	—	—	2,917	2,917	(188)
Balance at March 31, 2026	114,048	$392,898	$23,382	$(12,654)	$(109,658)	$293,968	$9,819

	Three Months Ended March 31, 2025
	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2025	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$254,005	$9,953
Share-based compensation	—	—	145	—	—	145	—
Cumulative translation adjustment	—	—	—	890	—	890	75
Net (loss) income	—	—	—	—	(6,703)	(6,703)	(412)
Balance at March 31, 2025	112,337	$387,349	$30,749	$(18,042)	$(151,719)	$248,337	$9,616

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Income (loss) from continuing operations including non-controlling interests	$2,729	$(2,111)
Adjustments to reconcile net income (loss) attributable to Village Farms International, Inc. shareholders to net cash used in operating activities of continuing operations:
Depreciation and amortization	4,303	4,439
Amortization of deferred charges	72	—
Interest expense	523	701
Interest paid on long-term debt	(394)	(794)
Unrealized foreign exchange (gain) loss	71	49
Loss on disposal of assets	118	—
Non-cash lease expense	244	196
Share-based compensation	376	145
Deferred income taxes	(415)	(663)
Changes in non-cash working capital items	(24,390)	(5,729)
Net cash used in operating activities from continuing operations	(16,763)	(3,767)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(9,227)	(1,249)
Other investing activities	—	(300)
Net cash used in investing activities from continuing operations	(9,227)	(1,549)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	3,589	—
Repayments on borrowings	(1,208)	(1,384)
Share repurchases	(6,368)	—
Proceeds from exercise of warrants and options	469	—
Other financing activities	(186)	—
Net cash used in financing activities from continuing operations	(3,704)	(1,384)
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	—	(2,610)
Net cash (used in) provided by investing activities from discontinued operations	—	(1,290)
Net cash (used in) provided by financing activities from discontinued operations	—	1,000
Net cash flows used in discontinued operations	—	(2,900)
Effect of exchange rate changes on cash and cash equivalents	(1,031)	93
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,725)	(9,507)
Cash, cash equivalents and restricted cash, beginning of period	86,252	24,631
Cash, cash equivalents and restricted cash, end of period	$55,527	$15,124

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of March 31, 2026 were Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Village Farms International, B.V. (“VFN”), Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., and VF Clean Energy, Inc. (“VFCE”). VFF also owns an 80% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Pkwy, Lake Mary, Florida, United States, 32746.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

VFF's wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 80% ownership interest of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, VFN, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands. VFF also owns and operates a sophisticated, highly intensive agricultural greenhouse facility in British Columbia, where it produces premium-quality tomatoes.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying Condensed Consolidated Statement of Financial Position as of December 31, 2025 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 contained in the Company’s 2025 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed consolidated financial statements are adequate to make the information not misleading.

As of May 30, 2025, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For the three month period ended March 31, 2025, the operating results associated with the assets disposed of have been reclassified into net income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

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

Translations of Foreign Currencies

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

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S dollars are shown below:

	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	0.7177	0.6966	0.7294
Three-month period ended	0.7289	0.6965	N/A

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	March 31, 2026	December 31, 2025
Cannabis:
Raw materials	$4,737	$5,852
Work-in-progress	9,787	10,599
Finished goods	22,069	20,227
Packaging	3,932	2,965
Produce:
Crop inventory	3,895	1,876
Inventory	$44,420	$41,519

3. REVENUES

The Company’s revenue transactions consist of a single performance obligation to transfer promised goods at a fixed price. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders received from the customer. The Company recognizes revenue when it has fulfilled a performance obligation, which is typically when the customer receives the goods. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. The amount of revenue recognized is measured at the fair value of the consideration received or receivable, reduced for excise duty, returns, and other customer credits, such as trade discounts and volume rebates. Payment terms are consistent with terms standard to the markets the Company serves.

The following tables disaggregate the Company’s net revenues from continuing operations by major source.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
Classification	March 31, 2026	March 31, 2025
Cannabis:
Canadian Branded (1)	$23,848	$22,761
Canadian Non-Branded	5,377	6,279
International Exports	14,581	5,388
U.S. Cannabis	3,133	3,904
Netherlands Branded	2,663	486
Other	142	409
Total Cannabis	49,744	39,227
Other
Produce	108	27
Clean Energy	386	426
Total Revenue	$50,238	$39,680
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $15,903 and $13,947 for the three months ended March 31, 2026 and 2025, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	March 31, 2026	December 31, 2025
Land	$13,857	$14,040
Leasehold and land improvements	9,269	9,388
Buildings	191,147	188,464
Machinery and equipment	59,406	58,672
Construction in progress	25,445	22,410
Less: Accumulated depreciation	(109,564)	(107,262)
Property, plant and equipment, net	$189,560	$185,712

Depreciation expense on property, plant and equipment, was $3,494 and $3,645 for the three months ended March 31, 2026 and 2025, respectively.

Capitalized interest was $0 and $260 for the three months ended March 31, 2026 and 2025.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2026:

Cannabis
Balance as of December 31, 2025	$44,365
Foreign currency translation adjustment	(712)
Balance as of March 31, 2026	$43,653

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Intangible Assets

Intangible assets consisted of the following as of:

Classification	March 31, 2026	December 31, 2025
Licenses	$18,186	$18,508
Brand and trademarks*	12,623	12,678
Customer relationships	12,927	13,137
Computer software	544	1,621
Other*	144	144
Less: Accumulated amortization	(12,716)	(13,191)
Less: Impairments*	(9,250)	(9,250)
Intangibles, net	$22,458	$23,647

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of March 31, 2026 was as follows:

Fiscal period
Remainder of 2026	$2,117
2027	3,199
2028	1,850
2029	1,850
2030	1,849
Thereafter	7,987
Intangibles, net	$18,852

Amortization expense was $809 and $794 for the three months ended March 31, 2026 and 2025, respectively.

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the three months ended March 31, 2026 and 2025, the Company considered qualitative factors in assessing for impairment indicators for the Canadian Cannabis reporting unit.

At March 31, 2026 and March 31, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting unit to be below its carrying amounts.

6. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	March 31, 2026	December 31, 2025
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (6.84% at March 31, 2026); matures February 3, 2031	$15,365	$15,855
Term loan - ("Pure Sunfarms Term Loan Facility") - C$27.4M - repayable by quarterly principal payments of C$1.0 million and accrued interest at Canadian prime interest or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (4.84% at March 31, 2026), matures February 7, 2029.	20,384	17,799
Total	$35,749	$33,654
Less current maturities	4,973	4,885
Total long-term debt	$30,776	$28,769

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

As collateral for the FCC Term Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of March 31, 2026 and December 31, 2025 was $66,682 and $84,653, respectively.

On April 10, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Farm Credit Canada (“FCC”) as the lender, which amended and restated the terms of the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) provides more favorable financial covenants. On March 30, 2026, the Company extended the maturity date of the FCC Term Loan to February 3, 2031 and reduced the applicable margin on the annual interest rate by 50 basis points.

The Company has a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of a maximum C$10.0 million revolving credit facility (the "Pure Sunfarms Revolving Credit Facility"), and a C$27.4 million term loan facility (the "Pure Sunfarms Term Loan Facility", and collectively with the Pure Sunfarms Revolving Credit Facility, the "Pure Sunfarms Secured Credit Facilities"). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities.

On February 20, 2026, the Company amended and extended its Pure Sunfarms Secured Credit Facility, which increased loan commitments with existing lenders by C$15 million and extending maturities one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial CAD $5 million on February 20, 2026. All other terms of the credit facility loans remain unchanged.

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

At March 31, 2026, the Company was compliant with all of its financial covenants.

The weighted average annual interest rate on short-term borrowings as of March 31, 2026 and December 31, 2025 was 5.7% and 8.2%, respectively.

Accrued interest payable on all long-term debt as of March 31, 2026 and December 31, 2025 was $172 and $166, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The aggregate annual principal maturities of long-term debt for the remainder of 2026 and thereafter are as follows:

Remainder of 2026	$3,673
2027	5,026
2028	4,832
2029	14,210
2030	1,961
After	6,047
Total	$35,749

7. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Vanguard Food, LP (“Vanguard”), backed by private investment firms, to privatize certain assets and operations of its Produce operations (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Vanguard common units, less the carrying amount of net assets disposed. The gain on sale was recorded based on available data and management estimates as of March 31, 2026 and is subject to post-closing selling price adjustments which could result in further adjustments to the gain on sale. The following table outlines the calculation of the initial gain on sale of the Transaction:

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

The Company concluded the Transaction met the criteria under ASC 205-20 to be classified as discontinued operations because the Transaction represented a strategic shift in the Company's business model that had a major effect on the Company’s operations and financial results. Accordingly, the Condensed Consolidated Statements of Operations and Comprehensive Income (loss) have been adjusted for the prior period to reflect the historical results as discontinued operations.

Details of the net income (loss) from discontinued operations, net of tax, were as follows for the:

	Three Months Ended March 31,
	2026	2025
Sales	$—	$37,394
Cost of sales	—	(40,233)
Gross loss	—	(2,839)
Selling, general and administrative expenses	—	(2,161)
Interest expense	—	(4)
Gain on sale of assets	—	—
(Loss) income from discontinued operations before income taxes	—	(5,004)
Recovery of (provision for) income taxes	—	—
Net (loss) income from discontinued operations, net of tax	$-	$(5,004)

8. EQUITY INVESTMENTS

On May 30, 2025, the Company closed on the Transaction with Vanguard (Note 7). As part of the Transaction, the Company received a 37.9% equity ownership interest in Vanguard with an estimated fair value of $3,530, included in investments within the Condensed Consolidated Statements of Financial Position. We account for our investment in Vanguard under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Vanguard arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Vanguard of $0 for three months ended March 31, 2026.

9. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the Condensed Consolidated Statements of Financial Position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At March 31, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, restricted cash, trade receivables, other receivables, line of credit, trade payables, income tax payables, accrued liabilities, lease liabilities, and long-term debt. The carrying value of cash, cash equivalents, and restricted cash, trade receivables, other receivables, trade payables, income tax payables, and accrued liabilities approximate their fair values due to the short-term maturity of these

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

financial instruments. The carrying value of line of credit, lease liabilities, and long-term debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at March 31, 2026 and December 31, 2025. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2026 and 2025.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a former Company employee who also owns a minority interest in Rose. For the three months ended March 31, 2026 and 2025, the Company paid C$35 and C$36 respectively, to lease this office space.

The Company has entered into a Transition Services Agreement with Village Fresh, a Vanguard subsidiary, to provide certain transition services for specified fees and a multi-year Sales, Marketing & Distribution Agreement with Village Fresh, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Village Fresh of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The price paid by Village Fresh to the Company is based on amounts paid by Village Fresh’s customers, net of a marketing fee. Under this agreement, the Company recorded revenues of $108 for the three months ended March 31, 2026 and had outstanding receivables of $108 as of March 31, 2026 and $637 as of December 31, 2025.

11. INCOME TAXES

The Company has recorded a provision for income taxes of $1,668 for the three months ended March 31, 2026, compared with a provision for income taxes of $983 for the same period last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $50,039 as of March 31, 2026 and $47,425 as of December 31, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of March 31, 2026, the Company’s net deferred tax assets totaled $611 and were primarily derived from a tax planning strategy to utilize a portion of its existing net operating loss carryforwards.

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. During the first quarter of 2026, the Company realigned our structure toward a unified cannabis operating model, including changes and additions to our leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. As a result of the reorganization, the Company revised its reportable segment structure to reflect how the Chief Executive Officer, as chief operating decision maker ("CODM"), manages the business, allocates resources, and assesses performance.

Therefore, the Company's operations are now organized, managed and classified into one reportable segment - Cannabis. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. The Cannabis segment, which is comprised of the previously reported Canadian Cannabis, U. S. Cannabis, and Cannabis - Netherlands segments, produces and supplies cannabis and CBD-based health and wellness products to be sold to consumers via provincial governments, coffee shops, licensed providers, and direct to consumers in the United States.

Other is comprised of the previously reported Produce and Clean Energy segments and includes operations that are not reported in the Company’s Cannabis segment.

Corporate expenses reflect the operations costs that are not allocated to the Company's operating units.

The accounting policies of the Cannabis segment are the same as those described in the summary of business, basis of presentation and significant accounting policies. The Company evaluates segment performance based on segment operating income (loss).

The CODM uses segment operating income (loss) to allocate resources (including employees, property, and financial or capital resources), predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances and current-to-prior year variances on a monthly basis for the operating income (loss) when making decisions about allocating capital and personnel to the Cannabis segment.

Discontinued operations are not included in the applicable reportable segment.

The following tables reflect the reconciliation of segment revenue and significant segment expenses from continuing operations reconciled to the consolidated income (loss) from continuing operations before income taxes and equity method investments:

	For the Three Months Ended March 31, 2026
	Cannabis	Segment Totals	Other	Corporate	Total
Sales to external customers	$49,744	$49,744	$494	$—	$50,238
Cost of sales	(28,436)	(28,436)	(816)	—	(29,252)
Selling, general and administrative expenses	(14,820)	(14,820)	(512)	(610)	(15,942)
Segment operating income (loss)	$6,488	$6,488	$(834)	$(610)	$5,044
Reconciliation of segment operating income to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(647)
Income from continuing operations before taxes and income from equity method investments					$4,397

	For the Three Months Ended March 31, 2025
	Cannabis	Segment Totals	Other	Corporate	Total
Sales to external customers	$39,227	$39,227	$453	$—	$39,680
Cost of sales	(23,958)	(23,958)	(1,543)	—	(25,501)
Selling, general and administrative expenses	(11,736)	(11,736)	(743)	(2,140)	(14,619)
Segment operating income (loss)	$3,533	$3,533	$(1,833)	$(2,140)	$(440)
Reconciliation of segment operating income to loss from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(688)
Loss from continuing operations before taxes and income from equity method investments					$(1,128)
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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The following tables summarize our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Three Months Ended March 31, 2026
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	222	222	105	281	608
Interest expense	239	239	284	—	523
Depreciation and amortization	3,331	3,331	785	15	4,131	^
Share based compensation	77	77	—	299	376	^
Other significant noncash items:
Non-cash lease expense	190	190	—	54	244
Expenditures for segment assets	7,981	7,981	1,246	—	9,227

	For the Three Months Ended March 31, 2025
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	51	51	—	24	75
Interest expense	191	191	510	—	701
Depreciation and amortization	2,938	2,938	1,457	44	4,439	^
Share based compensation	48	48	13	84	145	^
Other significant noncash items:
Non-cash lease expense	156	156	—	40	196
Expenditures for segment assets	1,232	1,232	17	—	1,249

The following tables summarize our total assets by reportable segment:

	March 31, 2026	December 31, 2025
Assets
Cannabis	$330,926	$335,428
Total assets for reportable segment	$330,926	$335,428
Other	49,199	49,038
Corporate	20,759	38,630
Consolidated total assets from continuing operations	$400,884	$423,096

The Company’s primary operations are in the United States, Canada, and the Netherlands. The following tables summarizes our assets by geographic location:

Total assets from continuing operations	March 31, 2026	December 31, 2025
United States	$34,021	$36,039
Canada	337,811	363,702
Netherlands	29,052	23,355
	$400,884	$423,096

Long-lived assets from continuing operations	March 31, 2026	December 31, 2025
United States	$26,786	$28,970
Canada	216,279	218,582
Netherlands	25,890	21,107
	$268,955	$268,659

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

13. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Village Farms International, Inc. shareholders from continuing operations	$2,917	$(1,699)
Loss from discontinued operations, net of tax	$—	$(5,004)
Denominator:
Weighted average number of common shares - basic	115,257	112,337
Effect of dilutive securities- share-based employee options and awards	11,800	—
Weighted average number of common shares - diluted	127,057	112,337
Antidilutive options and awards	14,360	6,692
Net income (loss) per ordinary share:
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.03	$(0.02)
Discontinued operations	-	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.03	$(0.06)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.02	$(0.02)
Discontinued operations	-	(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.02	$(0.06)

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Share-based compensation

Share-based compensation expense was $376 and $145 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,462,746	$3.42	6.79	$90
Granted	—	$—	—	$—
Exercised	(170,001)	$1.06
Forfeited/expired	(255,000)	$5.59
Outstanding at March 31, 2026	6,037,745	$3.38	5.37	$7,143
Exercisable at March 31, 2026	4,854,220	$3.98	5.43	$4,865

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Restricted shares activity for the three months ended March 31, 2026 was as follows:

	Number of Restricted Stock Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,545,524	$0.73
Granted	—	—
Vested and issued	—	—
Forfeited	(439,148)	0.60
Outstanding at March 31, 2026	2,106,376	$0.76
Exercisable at March 31, 2026	—	$-

Share buyback program

On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding common stock. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three months ended March 31, 2026, the Company repurchased 2,064,626 shares for an aggregate amount of $6,368 (excluding the 2% Canadian excise tax on stock repurchases). As of March 31, 2026, $661 remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2026, there were 149,229 unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Warrants

Warrant activity for the three months ended March 31, 2026 was as follows:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	15,533,900	$1.65	2.50
Exercised	(235,000)	$1.65
Issued	—	$-	-
Expired	—	$-	-
Outstanding at March 31, 2026	15,298,900	$1.65	2.25

15. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
Trade receivables	$1,129	$(4,430)
Inventories	(3,864)	(3,947)
Lease liabilities	(323)	(249)
Other receivables	(8)	4
Prepaid expenses and deposits	(782)	634
Trade payables	(8,353)	(3,581)
Accrued liabilities	3,111	4,528
Taxes payable	(12,741)	1,639
Other assets, net of other liabilities	(2,559)	(327)
	$(24,390)	$(5,729)

The Company paid income taxes of $15,054 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

On April 23, 2026, President Trump issued an executive order to (1) immediately place both FDA-approved products containing marijuana and marijuana products regulated by a state medical marijuana license in Schedule III of the Controlled Substances Act, and (2) initiate an expedited administrative hearing process to consider the broader rescheduling of marijuana from Schedule I to Schedule III, which is expected to commence on June 29, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. We encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K, and in Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this management’s discussion and analysis, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we” “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Village Farms International B.V. (“VFN”), Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”).

Village Farms' mission is to apply decades of innovation in intensive agriculture to lead a sustainable path forward for the global cannabis industry. To do so, we leverage a proven track record of asset investment and development and cultivation expertise and experience in controlled environment agriculture to produce branded and wholesale cannabis products for global markets with legally permissible regulatory frameworks.

In Canada, we converted two large-scale, advanced greenhouse facilities to cannabis production to serve the Canadian legal adult use (recreational) market and international medical markets through exportation. Through our ownership of VFN, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Controlled Cannabis Supply Chain Experiment. In the U.S., Balanced Health is our industry-leading cannabinoid business, extending our portfolio into cannabidiol (“CBD”) and hemp-derived consumer products, and the Company also owns 2.2 million square feet of advanced greenhouse facilities in Texas which may be converted to cannabis production in the future if and when permissible by all regulatory authorities.

Our focus for Cannabis is to produce high quality cannabis, leveraging our low-cost production to provide preferred products at an attractive price that address the preferred consumer segments in the market. This market positioning, combined with our cultivation expertise, has enabled us to evolve into a leading producer of dried flower nationally and one of the few Canadian licensed producers with consistently strong operating results.

Through strategic and disciplined organic growth, expansion of export markets and/or acquisitions, we intend to participate in other international markets where cannabis attains legal status. In September 2021, our Canadian Cannabis business began exporting cannabis products to Australia for that country’s medical market. In March 2022, our Canadian business received European Union Good Manufacturing Practice (“EU GMP”) certification for our 1.1 million square foot Delta 3 cannabis facility located in Delta, British Columbia (“B.C.”) which permits us to export EU GMP-certified medical cannabis to importers and distributors in international markets that require EU GMP certification. In late 2022, we commenced exports to Israel. In 2023, we began exporting cannabis products to Germany and the United Kingdom for the medical markets in those countries. In 2025, we began exporting cannabis products to New Zealand. As a result of the typically higher margins in international markets (predominantly due to lower taxation compared with Canada), we expect international expansion to enhance our profitability while expanding our brand and experience into emerging legal cannabis markets.

We also cultivate tomatoes and market them through Village Farms Fresh (a Vanguard Holdings Company) under the Village Farms Fresh (“VF Fresh”) brand, which sells to mass retail grocery stores and food distribution companies.

Change in Our Operating Segments

During the first quarter of 2026, the Company realigned our structure toward a unified cannabis operating model, including changes and additions to our leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. As a result of the reorganization, the Company revised its reportable segment structure to reflect how the Chief Executive Officer, as chief operating decision maker ("CODM"), manages the business, allocates resources, and assesses performance.

Therefore, the Company's operations are now organized, managed and classified into one reportable segment - Cannabis. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Cannabis Segment

Our Cannabis segment includes wholly owned Pure Sunfarms, VFN, Balanced Health, and an 80% ownership interest in Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers and owns several of the leading flower brands in Canada. We leverage our 30 years of experience as a vertically integrated greenhouse grower for cannabis growth opportunities in Canada with commercial distribution in all Canadian provinces and territories. Our long-term objective for Canada is to be the leading low-cost, high-quality cannabis producer.

Our Netherlands cannabis reporting unit is comprised of wholly owned subsidiary, VFN. Through VFN, we hold one of ten licenses to cultivate and distribute recreational cannabis legally in the Netherlands under that country’s Closed Supply Chain Experiment program, with sales commencing in February 2025.

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

Corporate and Other

Other is comprised of the previously reported Produce and Clean Energy segments and includes operations that are not reported in the Company’s Cannabis segment.

Corporate expenses reflect the operations costs that are not allocated to our reporting units.

Recent Developments and Updates

Cannabis

•
Surpassed the high end of its targeted gross margin range for cannabis of 30-40% for the fourth consecutive quarter; and recorded positive EPS from continuing operations for the fourth consecutive quarter.
•
Maintained a top five overall market share position in the Canadian market, and continued to hold the number one market share position in dried flower. The Company’s Pure Sunfarms brand expanded its market share position for the 15th consecutive month in April, reflecting improving consumer preference for the Company’s strains following recent introductions of packaging innovations that showcase the Company’s flower quality and aromas1.
•
International export sales from Canada increased 171% year-over-year to a record high of $14.6 million. The Company believes it remains the largest exporter of medical cannabis to Europe, with three of the top five leading cultivars in Germany and four of the top 10 through our distribution partners2.
•
The Company recently completed facility upgrades at its 4.8 million square foot production campus in Delta, British Columbia, the Company now believes it operates the world’s largest EU-GMP certified cannabis facility.
•
Began planting the first half of its Delta 2 greenhouse expansion in Canada, which is expected to begin contributing to sales late in the second quarter of 2026. The full expansion is expected to yield an incremental 40 metric tonnes of annualized cannabis production, expanding Canadian capacity by approximately 33% once completed in 2027.
•
The Company expects to commence all operations at its Phase II facility in the Netherlands during Q2 and ramp to full capacity by the end of 2026. Once operating at full capacity, the Phase II facility is expected to quintuple total Netherlands production to approximately 10 metric tonnes annually.
1.
Based on estimated retail sales from HiFyre, other third parties and provincial boards.
2.
Based on Company estimates and rankings compiled by German outlet Flowzz.

Corporate and Other

•
Began a succession planning process for our Chief Financial Officer, Steve Ruffini, who will remain as CFO until a permanent replacement has been identified. Mr. Ruffini will remain an employee of the Company to help ensure a smooth transition of his CFO responsibilities, and he is expected to be appointed to a new leadership position focused on evaluating strategic M&A opportunities.
•
Favorably amended and extended its loan with its long-term lender, Farm Credit Canada (FCC). The Company improved the interest rate on the loan by 50 basis points and extended the maturity date by four years to February 3, 2031. The FCC loan carries a variable interest rate currently below 7.0%, with a current balance of US $15.4 million. All other material terms of the loan remain unchanged.
•
On April 23, 2026, President Trump issued an executive order to (1) immediately place both FDA-approved products containing marijuana and marijuana products regulated by a state medical marijuana license in Schedule III of the Controlled Substances Act, and (2) initiate an expedited administrative hearing process to consider the broader rescheduling of marijuana from Schedule I to Schedule III, which is expected to commence on June 29, 2026. We believe we are poised to benefit from President Trump's Executive Order, which, if the broader rescheduling is enacted as anticipated, would represent a consequential step in modernizing U.S. cannabis policy and support the development of a regulatory framework more aligned with international drug policies.

Presentation of Financial Results

Our results of operations for the three months ended March 31, 2026 and 2025 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 80% ownership interest in Rose LifeScience.

Foreign Currency Exchange Rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2026, March 31, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	0.7177	0.6966	0.7294
Three-month period ended	0.7289	0.6965	N/A

Consolidated Results of Operations

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Sales	$50,238	$39,680
Cost of sales	(29,252)	(25,501)
Gross profit	20,986	14,179
Selling, general and administrative expenses	(15,942)	(14,619)
Interest expense	(523)	(701)
Interest income	608	75
Foreign exchange (loss) gain	(548)	(84)
Other (loss) income	(184)	22
Income (loss) before taxes and equity method investment income	4,397	(1,128)
Provision for income taxes	(1,668)	(983)
Equity method investment income, net of tax	—	—
Income (loss) from continuing operations	2,729	(2,111)
(Loss) Income from discontinued operations, net of tax	—	(5,004)
Income (loss) including non-controlling interests	2,729	(7,115)
Less: net (income) loss attributable to non-controlling interests, net of tax	188	412
Net income (loss) attributable to Village Farms International, Inc. shareholders	$2,917	$(6,703)
Adjusted EBITDA from continuing operations	$9,890	$4,546
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.03	$(0.02)
Discontinued operations	-	(0.04)
Basic income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.03	$(0.06)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.02	$(0.02)
Discontinued operations	$—	$(0.04)
Diluted income (loss) per share attributable to Village Farms International, Inc. shareholders	$0.02	$(0.06)

Segment Results of Operations

During the first quarter of 2026, the Company revised its reportable segment structure - Cannabis - to reflect how the CODM manages the business, allocates resources, and assesses performance.

The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. The Cannabis segment, which is comprised of the previously reported Canadian Cannabis, U. S. Cannabis, and Cannabis - Netherlands segments, produces and supplies cannabis and CBD-based health and wellness products to be sold to consumers via provincial governments, coffee shops, licensed providers, and direct to consumers in the United States.

Other is comprised of the previously reported Produce and Clean Energy segments and includes operations that are not reported in the Company’s Cannabis segment.

Corporate expenses reflect the operations costs that are not allocated to our reporting units.

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended March 31, 2026
	Cannabis	Other	Corporate	Consolidated
Sales	$49,744	$494	$—	$50,238
Cost of sales	(28,436)	(816)	—	(29,252)
Selling, general and administrative expenses	(14,820)	(512)	(610)	(15,942)
Other expense, net	(311)	(222)	(114)	(647)
Income (loss) before taxes and equity method investment income	6,177	(1,056)	(724)	4,397
Provision for income taxes	(1,585)	(83)	—	(1,668)
Equity method investment income, net of tax	—	—	—	—
Income (loss) including non-controlling interests	4,592	(1,139)	(724)	2,729
Less: net loss attributable to non-controlling interests, net of tax	188	—	—	188
Net income (loss)	$4,780	$(1,139)	$(724)	$2,917
Adjusted EBITDA from Continuing Operations (1)	$10,196	$(23)	$(283)	$9,890
Basic income (loss) per share	$0.05	$(0.01)	$(0.01)	$0.03
Diluted income (loss) per share	$0.04	$(0.01)	$(0.01)	$0.02

	For The Three Months Ended March 31, 2025
	Cannabis	Other	Corporate	Consolidated
Sales	$39,227	$453	$—	$39,680
Cost of sales	(23,958)	(1,543)	—	(25,501)
Selling, general and administrative expenses	(11,736)	(743)	(2,140)	(14,619)
Other (expense) income, net	(202)	(526)	40	(688)
Income (loss) before taxes and equity method investment income	3,331	(2,359)	(2,100)	(1,128)
Provision for income taxes	(895)	(69)	(19)	(983)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	2,436	(2,428)	(2,119)	(2,111)
Income from discontinued operations net of tax	—	(5,004)	—	(5,004)
Income (loss) including non-controlling interests	2,436	(7,432)	(2,119)	(7,115)
Less: net loss attributable to non-controlling interests, net of tax	412	—	—	412
Net income (loss)	$2,848	$(7,432)	$(2,119)	$(6,703)
Adjusted EBITDA from continuing operations (1)	$6,889	$(332)	$(2,011)	$4,546
Basic income (loss) per share from continuing operations	$0.03	$(0.03)	$(0.02)	$(0.02)
Basic income per share from discontinued operations	$-	$(0.04)	$-	$(0.04)
Basic income (loss) per share	$0.03	$(0.07)	$(0.02)	$(0.06)
Diluted income (loss) per share from continuing operations	$0.03	$(0.03)	$(0.02)	$(0.02)
Diluted income per share from discontinued operations	$-	$(0.04)	$-	$(0.04)
Diluted income (loss) per share	$0.03	$(0.07)	$(0.02)	$(0.06)
(1)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 80% interest in Rose LifeScience.

We caution that our results of operations for the three months ended March 31, 2026 and 2025 may not be indicative of our future performance.

RESULTS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Sales

Sales for the three months ended March 31, 2026 and 2025 were as follows:

Classification	March 31, 2026	March 31, 2025
Cannabis:
Canadian Branded (1)	$23,848	$22,761
Canadian Non-Branded	5,377	6,279
International Exports	14,581	5,388
U.S. Cannabis	3,133	3,904
Netherlands Branded	2,663	486
Other	142	409
Total Cannabis	49,744	39,227
Other
Produce	108	27
Clean Energy	386	426
Total Revenue	$50,238	$39,680
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $15,903 and $13,947 for the three months ended March 31, 2026 and 2025, respectively.

The increase in consolidated revenues of $10,558, or 27%, was primarily due to an increase in International Exports of $9,183, or 171%, driven by continued growth in export volumes to Germany, partially offset by a decrease in the net average selling price of 12% due to a shift in product mix in favor of bulk flower over packaged flower. For the three months ended March 31, 2026, International Export sales represented 29% of revenue, compared with 14% of revenue for the three months ended March 31, 2025.

Canadian Branded Sales increased by $1,087, or 5%, to $23,848, or 47% of sales, from $22,761, or 57% of sales, primarily due to an increase in volume while the average net selling price remained in line with the prior period.

Netherlands Branded sales increased by $2,177 over the prior year, as the prior year only had one month of sales.

Canadian Non-Branded sales decreased by $902, or 14%, due to a decrease in volume.

Sales for U. S. Cannabis decreased by $771, or 20%, due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and the continuing effect of changes in state regulations restricting sales.

We continue to pay a burdensome excise tax on our Canadian Branded sales (sales to provincial distributors). For the three months ended March 31, 2026, the Company incurred excise duties of $15,903, or 40% of gross Canadian Branded sales, compared with $13,947, or 38% of gross Canadian Branded sales, for the three months ended March 31, 2025. The increase of $1,961, or 14%, was due to an increase in kilograms sold in the Canadian Branded channel. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 were $29,252 compared with $25,501 for the three months ended March 31, 2025. The increase of $3,751, or 15%, was primarily due to a 27% increase in sales, partially offset by a favorable shift in International Export sales mix in favor of bulk flower, which has a lower average cost per gram over other packaged products.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $20,986 compared with $14,179 for the three months ended March 31, 2025. The increase of $6,807, or 48%, was primarily due to higher sales volumes of International Exports as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $15,942 (32% of sales) compared with $14,619 (37% of sales) for the three months ended March 31, 2025.

Cannabis SG&A increased by approximately $3,084, or 26%, primarily due to higher commercial and marketing expenses and an update to the Company's transfer pricing policies.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $523 compared with $701 for the three months ended March 31, 2025 due to a decrease in the average debt balance and a decrease in interest rates from the prior year.

Interest Income

Interest income for the three months ended March 31, 2026 and was $608 compared with $75 for the three months ended March 31, 2025 due primarily to an increase in the average cash, cash equivalents, and restricted cash.

Other (Loss) Income

Other income for the three months ended March 31, 2026 was $173 compared with other loss of $22 for the three months ended March 31, 2025.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the three months ended March 31, 2026 was $4,397 compared with a loss before taxes of $1,128 for the three months ended March 31, 2025. The change of $5,525 was primarily due to the improved gross profit.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Three Months Ended March 31,
	2026	2025
(Loss) income from discontinued operations, net of tax	$0	$(5,004)
Net (loss) income from discontinued operations, net of tax	$—	$(5,004)

Net Income (Loss) Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the three months ended March 31, 2026 was $2,917 compared with a net loss of $6,703 for the three months ended March 31, 2025. The increase of $9,620 was primarily due to the higher sales and the improved gross margin during the three months ended March 31, 2026, as well as the negative impact of the loss from discontinued operations in 2025 of $5,004, partially offset by an increase in the provision for income taxes of $1,360.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from Continuing Operations for the three months ended March 31, 2026 was $9,890 compared with $4,546 for the three months ended March 31, 2025. The increase of $5,344, or 118%, was driven primarily by higher sales and higher margins in Cannabis. For additional information, refer to the reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At March 31, 2026, cash, cash equivalents, and restricted cash were $55,527 and working capital was $88,828, compared with cash and cash equivalents of $86,252 and working capital of $95,851 at December 31, 2025. We believe that our existing cash, cash generated from our operating activities and the availability under our Pure Sunfarms Revolving Credit Facility (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of March 31, 2026
FCC Term Loan		$15,365	$15,365
Pure Sunfarms Term Loan Facility		$20,384	$20,384
Pure Sunfarm Revolving Credit Facility	C$	10,000	$—

The Company is required to comply with financial covenants. At March 31, 2026, the Company was compliant with all of its financial covenants. We can provide no assurance that we will be in compliance, or receive a waiver for any non-compliance of the financial covenants. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities” in our most recently filed Annual Report on Form 10-K.

Accrued interest payable on the Credit Facilities and Pure Sunfarms Loans as of March 31, 2026 and December 31, 2025 was $172 and $166, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). On March 30, 2026, the Company extended the maturity date of the FCC Term Loan to February 3, 2031 and reduced the applicable margin on the annual interest rate by 50 basis points. The non-revolving variable rate term loan has a balance of $15,365 on March 31, 2026 and $15,855 on December 31, 2025. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on February 3, 2031. As of March 31, 2026 and December 31, 2025, borrowings under the FCC Term Loan agreement were subject to an interest rate of 6.84% and 7.45% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of March 31, 2026 and December 31, 2025 was $66,682 and $84,653, respectively.

On April 10, 2025, the Company entered into the A&R Credit Agreement with respect to the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) replaces the fixed charged ratio covenant with a more favorable liquidity ratio covenant.

Pure Sunfarms Loans

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent with an aggregate borrowing capacity of C$37.4 million, consisting of a maximum C$10.0 million revolving credit facility (the “Pure Sunfarms Revolving Credit Facility”), and a C$27.4 million term loan facility (the “Pure Sunfarms Term Loan Facility”, and collectively with the Pure Sunfarms Revolving Credit Facility, the “Pure Sunfarms Secured Credit Facilities”). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. The Pure Sunfarms Secured Credit Facilities are being used for working capital and other general corporate purposes, and was also used to replace, and repay remaining outstanding balances on, the Company’s (i) Pure Sunfarms Loans and (ii) the PSF Revolving Line of Credit. The credit and guarantee agreements related to the Pure Sunfarms Loans and the PSF Revolving Line of Credit were likewise terminated.

On February 20, 2026, the Company amended and extended its Pure Sunfarms Secured Credit Facility, which increased loan commitments with existing lenders by C$15 million and extending maturities one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial CAD $5 million on February 20, 2026. All other terms of the credit facility loans remain unchanged.

The Pure Sunfarms Revolving Credit Facility can be drawn for advances of up to C$10.0 million. The outstanding amount of the Pure Sunfarms Term Loan Facility was $20,384 as of March 31, 2026 and is repayable, on a quarterly basis, in an amount equal to C$1.07 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2029.

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

Summary of Cash Flows

	For the Three Months Ended March 31,
(in Thousands)	2026	2025
Cash, beginning of period	$86,252	$24,631
Net cash flow provided by (used in):
Operating activities	(16,763)	(3,767)
Investing activities	(9,227)	(1,549)
Financing activities	(3,704)	(1,384)
Discontinued operations	—	(2,900)
Net cash decrease for the period	(29,694)	(9,600)
Effect of exchange rate changes on cash	(1,031)	93
Cash, end of the period	$55,527	$15,124

Operating Activities - Continuing Operations

For the three months ended March 31, 2026 and 2025, cash used in operating activities were ($16,763) and ($3,767), respectively. The operating activities for the three months ended March 31, 2026 consisted of ($24,390) in changes in non-cash working capital items and $7,672 in changes before non-cash working capital items, while operating activities for the three months ended March 31, 2025 consisted of ($5,729) in changes in non-cash working capital items and $1,962 in changes before non-cash working capital items. The decrease when comparing the change in non-cash working capital items for 2026 with 2025 was primarily due to income tax payments of approximately $15 million.

Investing Activities - Continuing Operations

For the three months ended March 31, 2026 and 2025, cash used in investing activities were ($9,227) and ($1,549), respectively. The increase in investing activities for the three months ended March 31, 2026 was primarily due to capital expenditures made for the conversion of the Delta 2 greenhouse for cannabis cultivation and VFN Phase II indoor cultivation facility in the town of Groningen.

Financing Activities - Continuing Operations

For the three months ended March 31, 2026 and 2025, cash used in financing activities were ($3,704) and ($1,384), respectively. For the three months ended March 31, 2026, cash used in financing activities consisted of share repurchases of ($6,368) and debt repayments of ($1,208), partially offset by proceeds from borrowings of $3,589 and $469 in proceeds from the exercise of warrants and options. For the three months ended March 31, 2025, cash flows used in financing activities consisted of debt repayments of ($1,384).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above and our Canadian and Netherlands expansion projects, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA from continuing operations” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA from continuing operations – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “—Constant Currency” below. Adjusted EBITDA from continuing operations and Adjusted EBITDA from continuing operations - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate our operating and financial performance. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Adjusted EBITDA from Continuing Operations to Net Income (Loss)

The following table reflects a reconciliation of Adjusted EBITDA from continuing operations to net income (loss), as presented by the Company:

	For the Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Net income (loss) from continuing operations	$2,917	$(1,699)
Add:
Amortization and depreciation	4,303	4,439
Foreign currency exchange loss (gain)	548	(18)
Interest (income) expense, net	(85)	626
Provision for income taxes	1,668	983
Share-based compensation	376	145
Deferred financing fees	72	—
Loss on disposal of assets	118	—
Adjustments attributable to non-controlling interest	(27)	70
Adjusted EBITDA from continuing operations (1)	9,890	4,546

(1)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations presented may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company.

Reconciliation of Adjusted EBITDA from Continuing Operations for the Cannabis Segment to Segmented Net Income (Loss) for the Cannabis Segment

The following table reflects a reconciliation of Adjusted EBITDA from Continuing Operations for the Cannabis segment to net income (loss) for the Cannabis segment, as well as reconciliation to such measures for the Company on a Consolidated basis:

	For The Three Months Ended March 31, 2026
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$4,780	$(1,139)	$(724)	$2,917
Add:
Amortization and depreciation	3,502	777	24	4,303
Foreign currency exchange gain	75	80	393	548
Interest expense (income), net	19	176	(280)	(85)
Provision for income taxes	1,585	83	—	1,668
Share-based compensation	72	—	304	376
Deferred financing fees	72	—	—	72
Loss on disposal of assets	118	—	—	118
Adjustments attributable to non-controlling interest	(27)	—	—	(27)
Adjusted EBITDA from continuing operations (1)	10,196	(23)	(283)	9,890

	For The Three Months Ended March 31, 2025
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net (loss) income from continuing operations	$2,848	$(2,428)	$(2,119)	$(1,699)
Add:
Amortization and depreciation	2,938	1,457	44	4,439
Foreign currency exchange loss (gain)	(51)	48	(15)	(18)
Interest expense (income), net	141	509	(24)	626
Provision for (recovery of) income taxes	895	69	19	983
Share-based compensation	48	13	84	145
Adjustments attributable to non-controlling interest	70	—	—	70
Adjusted EBITDA from continuing operations (1)	6,889	(332)	(2,011)	4,546
(1)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations presented may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company.

Adjusted EBITDA from Continuing Operations – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), income (loss) from continuing operations, income (loss) from consolidated entities, net income (loss), and Adjusted EBITDA from continuing operations for the three months ended March 31, 2026, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2025 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding our performance without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended March 31,		As Reported Change		For the Three Months Ended March 31,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Sales	$50,238	$39,680	$10,558	27%	$48,287	$8,607	22%
Cost of sales	(29,252)	(25,501)	(3,751)	(15%)	$(28,111)	(2,610)	(10%)
Selling, general and administrative expenses	(15,942)	(14,619)	(1,323)	(9%)	$(15,425)	(806)	(6%)
Other (expense) income, net	(647)	(688)	41	6%	$(635)	53	8%
Income (loss) before taxes and equity method investment income	4,397	(1,128)	5,525	490%	$4,116	5,244	465%
Income (loss) from continuing operations	2,729	(2,111)	4,840	229%	$2,553	4,664	221%
Income (loss) from discontinued operations, net of tax	—	(5,004)	5,004	100%	—	5,004	100%
Income (loss) including non-controlling interests	2,729	(7,115)	9,844	138%	$2,553	9,668	136%
Net income (loss) attributable to Village Farms International, Inc. shareholders	2,917	(6,703)	9,620	144%	$2,733	9,436	141%
Adjusted EBITDA - Constant Currency (2)	9,890	4,546	5,344	118%	$9,459	4,913	108%

(1)
Adjusted EBITDA from continuing operations- Constant Currency is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations- Constant Currency may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA - Constant Currency is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect the underlying business performance of the Company.

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

As described in Note 5, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the three months ended March 31, 2026 and 2025, the Company considered qualitative factors in assessing for impairment indicators for the Canadian Cannabis reporting unit. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At March 31, 2026, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its operating unit to be below their carrying amounts. At March 31, 2026, the carrying value of goodwill associated with our Canadian Cannabis reporting unit was $43.7 million and the carrying value of intangible assets associated with our Cannabis reporting unit was $22.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, our variable interest rate debt was primarily related to our Credit Facilities and Term Loans. Outstanding borrowings under our Credit Facility and Term Loans bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of March 31, 2026, we had approximately $35,749 in aggregate principal amounts of our Term Loans with a weighted average interest rate of 5.7%. The current interest rates for outstanding revolving loans under our Credit Facility and Term Loans reflect basis point decreases of approximately 2.1% over the comparable period in 2025.

Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve may increase interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $43 and $50 for the three months ended March 31, 2026.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of March 31, 2026 and 2025, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7177 and C$1.00 = US$0.6966, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at March 31, 2026 and 2025 with the net foreign exchange gain or loss directly impacting comprehensive income (loss):

	March 31, 2026	March 31, 2025
Financial assets
Cash and cash equivalents	$4,840	$1,535
Trade receivables	3,862	4,180
Inventories	5,319	5,626
Prepaid and deposits	331	176
Financial liabilities
Trade payables and accrued liabilities	(4,621)	(4,334)
Loan payable	(2,865)	(2,750)
Net foreign exchange gain	$6,866	$4,433

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2026, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The table below provides information about Company purchases of its Common Shares during the three months ended March 31, 2026.

	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands of U.S. dollars)
January 1 - 31, 2026	429,227	$3.45	429,227	$5,550
February 1 - 28, 2026	458,417	$3.28	458,417	$4,046
March 1 - 31, 2026	1,176,892	$2.88	1,176,892	$661
Total	2,064,536	$3.08	2,064,536	$661

(a) On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding Common Shares.

(b) Average price paid includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Confirmation of Change in Repayment Terms Credit Agreement by and between Village Farms International, Inc. and Village Farms, L.P. and Farm Credit Canada dated March 30, 2026^

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Date: May 11, 2026