Form 10-Q
period 2026-06-30
Village Farms International, Inc.
filed 2026-08-10
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, 122,286,297 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Verdexa (formally Vanguard Food LP). Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Village Farms International B.V ("VFN"); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose, and VFN and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis and cannabinoid (CBD) products in the United States; risks relating to the implementation and enforcement of the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extension Act, 2026, which may materially and adversely affect our CBD business in the United states; risks relating to operation of our collaboration with Verdexa; risks relating obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under VFN; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for our Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$72,931	$81,189
Restricted cash	—	5,063
Trade receivables, net	32,406	23,151
Inventories, net	46,669	41,519
Other receivables	1,397	324
Prepaid expenses and deposits	6,923	3,191
Total current assets	160,326	154,437
Non-current assets
Property, plant and equipment, net	190,058	185,712
Investments	6,276	6,276
Goodwill	42,775	44,365
Intangibles, net	21,137	23,647
Deferred tax asset	564	694
Right-of-use assets	5,388	4,066
Other assets	1,943	3,899
Total assets	$428,467	$423,096
LIABILITIES
Current liabilities
Trade payables	$17,587	$15,747
Current maturities of long-term debt	5,249	4,885
Accrued sales taxes	7,068	8,695
Accrued liabilities	16,699	13,960
Lease liabilities - current	1,169	1,198
Income tax payable	—	12,151
Other current liabilities	2,836	1,950
Total current liabilities	50,608	58,586
Non-current liabilities
Long-term debt	34,713	28,769
Deferred tax liability	17,329	18,494
Lease liabilities - non-current	5,058	3,855
Other non-current liabilities	2,111	3,330
Total liabilities	109,819	113,034
MEZZANINE EQUITY
Redeemable non-controlling interest	6,447	10,164
SHAREHOLDERS’ EQUITY
Common shares, no par value per share - unlimited shares authorized; 121,844,464 shares issued and outstanding at June 30, 2026 and 115,722,312 common shares issued and outstanding at December 31, 2025.	407,031	392,380
Additional paid in capital	24,931	29,374
Accumulated other comprehensive loss	(17,248)	(9,281)
Retained earnings	(102,513)	(112,575)
Total shareholders’ equity	312,201	299,898
Total liabilities, mezzanine equity and shareholders’ equity	$428,467	$423,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$63,977	$59,899	$114,215	$99,579
Cost of sales	(34,004)	(37,557)	(63,256)	(63,057)
Gross profit	29,973	22,342	50,959	36,522
Selling, general and administrative expenses	(18,811)	(15,411)	(34,753)	(30,030)
Interest expense	(477)	(814)	(1,000)	(1,516)
Interest income	343	109	951	184
Foreign exchange (loss) gain	(597)	1,792	(1,145)	1,708
Other income (loss)	24	4,430	(159)	4,451
Income before taxes and equity method investment income	10,455	12,448	14,853	11,319
Provision for income taxes	(3,262)	(2,503)	(4,930)	(3,486)
Equity method investment income, net of tax	—	—	—	—
Income from continuing operations	7,193	9,945	9,923	7,833
Income from discontinued operations, net of tax	—	16,294	—	11,291
Income including non-controlling interests	7,193	26,239	9,923	19,124
Less: net (income) loss attributable to non-controlling interests, net of tax	(48)	258	139	670
Net income attributable to Village Farms International, Inc. shareholders	$7,145	$26,497	$10,062	$19,794
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.09	$0.09	$0.08
Discontinued operations	-	0.15	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.09	$0.18
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.10	$0.08	$0.08
Discontinued operations	-	0.14	-	0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.08	$0.18
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	116,192	112,347	115,728	112,342
Diluted	124,721	112,736	125,824	112,607
Income including non-controlling interests	$7,193	$26,239	$9,923	$19,124
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,665)	9,870	(8,196)	10,835
Comprehensive loss including non-controlling interests	2,528	36,109	1,727	29,959
Comprehensive loss (income) attributable to non-controlling interests	72	(239)	418	100
Comprehensive income attributable to Village Farms International, Inc. shareholders	$2,600	$35,870	$2,145	$30,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended June 30, 2026
	Number of Common Shares (in thousands)	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance April 1, 2026	114,048	$392,898	$23,382	$(12,654)	$(109,658)	$293,968	$9,819
Net proceeds from issuance of common shares	7,500	14,054	—	—	—	14,054	—
Shares repurchased	(149)	—	(419)	—	—	(419)	—
Share-based compensation	—	—	293	—	—	293	—
Shares issued on vesting of restricted share awards, net of tax witholding	356	—	(394)	—	—	(394)	—
Shares issued on exercise of options	89	79	—	—	—	79	—
Acquisition of redeemable non-controlling interest	—	—	2,069	—	—	2,069	(3,349)
Cumulative translation adjustment	—	—	—	(4,594)	—	(4,594)	(71)
Net income	—	—	—	—	7,145	7,145	48
Balance at June 30, 2026	121,844	$407,031	$24,931	$(17,248)	$(102,513)	$312,201	$6,447

	Three Months Ended June 30, 2025
	Number of Common Shares (in thousands)	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance at April 1, 2025	112,337	$387,349	$30,749	$(18,042)	$(151,719)	$248,337	$9,616
Share-based compensation	306	—	123	—	—	123	—
Shares issued on exercise of warrants	1	1	6	—	—	7
Cumulative translation adjustment	—	—	—	9,373	—	9,373	497
Net income (loss)	—	—	—	—	26,497	26,497	(258)
Balance at June 30, 2025	112,644	$387,350	$30,878	$(8,669)	$(125,222)	$284,337	$9,855

	Six Months Ended June 30, 2026
	Number of Common Shares	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2026	115,722	$392,380	$29,374	$(9,281)	$(112,575)	$299,898	$10,164
Net proceeds from issuance of common shares	7,500	14,054	—	—	—	14,054	—
Shares Repurchased	(2,214)	—	(6,787)	—	—	(6,787)	—
Share-based compensation	—	—	669	—	—	669	—
Shares issued on vesting of restricted share awards, net of tax witholding	356	—	(394)	—	—	(394)	—
Shares issued on exercise of warrants	221	389	—	—	—	389	—
Shares issued on exercise of options	259	208	—	—	—	208	—
Acquisition of redeemable non-controlling interest	—	—	2,069	—	—	2,069	(3,349)
Cumulative translation adjustment	—	—	—	(7,967)	—	(7,967)	(229)
Net income (loss)	—	—	—	—	10,062	10,062	(139)
Balance at June 30, 2026	121,844	$407,031	$24,931	$(17,248)	$(102,513)	$312,201	$6,447

	Six Months Ended June 30, 2025
	Number of Common Shares	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2025	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$254,005	$9,953
Share-based compensation	306	—	268	—	—	268	—
Shares issued on exercise of warrants	1	1	6	—	—	7
Cumulative translation adjustment	—	—	—	10,263	—	10,263	572
Net income (loss)	—	—	—	—	19,794	19,794	(670)
Balance at June 30, 2025	112,644	$387,350	$30,878	$(8,669)	$(125,222)	$284,337	$9,855

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Income from continuing operations including non-controlling interests	$9,923	$7,833
Adjustments to reconcile net income attributable to Village Farms International, Inc. shareholders to net cash used in operating activities of continuing operations:
Depreciation and amortization	8,582	8,410
Amortization of deferred charges	139	47
Interest expense	1,000	1,516
Interest paid on long-term debt	(757)	(1,613)
Unrealized foreign exchange loss (gain)	217	(87)
Loss on disposal of assets	87	—
Non-cash lease expense	491	619
Share-based compensation	669	268
Deferred income taxes	200	(935)
Changes in non-cash working capital items	(28,435)	6,207
Net cash (used in) provided by operating activities from continuing operations	(7,884)	22,265
Cash flows used in investing activities:
Purchases of property, plant and equipment	(15,462)	(5,289)
Net cash used in investing activities from continuing operations	(15,462)	(5,289)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	15,000	—
Issuance costs	(958)	—
Proceeds from borrowings	8,952	—
Repayments on borrowings	(2,387)	(4,554)
Share repurchases	(6,787)	—
Acquisition of redeemable non-controlling interest	(1,280)
Proceeds from exercise of warrants and options	182	—
Other financing activities	(182)	(432)
Net cash provided by (used in) financing activities from continuing operations	12,540	(4,986)
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	—	(6,818)
Net cash (used in) provided by investing activities from discontinued operations	—	38,710
Net cash (used in) provided by financing activities from discontinued operations	—	(4,000)
Net cash flows provided by discontinued operations	—	27,892
Effect of exchange rate changes on cash and cash equivalents	(2,515)	475
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,321)	40,357
Cash, cash equivalents and restricted cash, beginning of period	86,252	24,631
Cash, cash equivalents and restricted cash, end of period	$72,931	$64,988

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of June 30, 2026 were Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Village Farms International, B.V. (“VFN”), Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., and VF Clean Energy, Inc. (“VFCE”). VFF also owns an 86.6% interest in Rose LifeScience Inc. (“Rose”).

The address of the registered office of VFF is 79 Wellington Street West, Suite 3300, Toronto, Ontario, Canada, M5K 1N2.

The address of the principal executive office of VFF is 90 Colonial Center Parkway, Lake Mary, Florida, United States, 32746.

The common shares of the Company (the "Common Shares") are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VFF”.

VFF's wholly owned subsidiary, Pure Sunfarms, is a vertically integrated licensed producer and supplier of cannabis products sold to customers throughout Canada and internationally. Through its 86.6% ownership interest of Rose, the Company has a substantial presence in the Province of Quebec as a cannabis supplier, producer and commercialization expert. The Company’s wholly owned subsidiary, Balanced Health, develops and sells high quality, cannabidiol (“CBD”) based products including ingestible, edible and topical applications within the U.S. Its wholly owned subsidiary, VFN, is a vertically integrated licensed producer and supplier of cannabis products sold to coffee shops in the Netherlands. VFF also owns and operates a sophisticated, highly intensive agricultural greenhouse facility in British Columbia, where it produces premium-quality tomatoes.

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

As of May 30, 2025, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For the three and six month periods ended June 30, 2025, the operating results associated with the assets disposed of have been reclassified into income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented. The notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 8 Discontinued Operations and Disposals for additional information on the Company's discontinued operations.

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

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S. dollars are shown below:

	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	0.7033	0.7310	0.7294
Three-month period ended	0.7222	0.7308	N/A
Six-month period ended	0.7256	0.7363	N/A

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	June 30, 2026	December 31, 2025
Cannabis:
Raw materials	$4,357	$5,852
Work-in-progress	8,463	10,599
Finished goods	26,734	20,227
Packaging	4,523	2,965
Produce:
Crop inventory	2,592	1,876
Inventory	$46,669	$41,519

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$23,017	$24,962
Canadian Non-Branded	3,040	7,077
International Exports	20,897	11,980
U.S. Cannabis	3,224	3,841
Netherlands Branded	3,345	2,483
Other	—	499
Total Cannabis	53,523	50,842
Other
Produce	10,185	8,574
Clean Energy	269	483
Total Revenue	$63,977	$59,899

	For the Six Months Ended June 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$46,865	$47,713
Canadian Non-Branded	8,417	13,367
International Exports	35,478	17,368
U.S. Cannabis	6,357	7,745
Netherlands Branded	6,008	2,969
Other	142	907
Total Cannabis	103,267	90,069
Other
Produce	10,293	8,601
Clean Energy	655	909
Total Revenue	$114,215	$99,579
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $14,909 and $30,812 for the three and six months ended June 30, 2026, respectively, and $14,812 and $28,759 for the three and six months ended June 30, 2025, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	June 30, 2026	December 31, 2025
Land	$13,649	$14,040
Leasehold and land improvements	9,204	9,388
Buildings	188,275	188,464
Machinery and equipment	59,287	58,672
Construction in progress	31,458	22,410
Less: Accumulated depreciation	(111,815)	(107,262)
Property, plant and equipment, net	$190,058	$185,712

Depreciation expense on property, plant and equipment, was $3,175 and $3,796 for the three months ended June 30, 2026 and 2025, respectively, and $6,971 and $6,779 for the six months ended June 30, 2026 and 2025, respectively.

Capitalized interest was $92 and $0 for the six months ended June 30, 2026 and 2025, respectively.

5. ACQUISITIONS

Rose Acquisition

On May 21, 2026, the Company entered into a Share Purchase Agreement with one of the non-controlling shareholders for the acquisition of an additional 6.6% interest in Rose for a total cash purchase price of approximately $1,280, which resulted in a

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

reduction of mezzanine equity of $3,349 and an increase in additional paid-in capital of $2,069. The Company's ownership interest in Rose is now 86.6%.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2026:

Cannabis
Balance as of December 31, 2025	$44,365
Foreign currency translation adjustment	(1,590)
Balance as of June 30, 2026	$42,775

Intangible Assets

Intangible assets consisted of the following as of:

Classification	June 30, 2026	December 31, 2025
Licenses	$17,896	$18,508
Brands and trademarks*	12,555	12,678
Customer relationships	12,666	13,137
Computer software	424	1,621
Other*	144	144
Less: Accumulated amortization	(13,298)	(13,191)
Less: Impairments*	(9,250)	(9,250)
Intangibles, net	$21,137	$23,647

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of June 30, 2026 was as follows:

Fiscal period
Remainder of 2026	$1,584
2027	3,171
2028	1,834
2029	1,831
2030	1,791
Thereafter	7,477
Intangibles, net	$17,688

Amortization expense was $802 and $837 for the three months ended June 30, 2026 and 2025, respectively, and $1,611 and $1,631 for the six months ended June 30, 2026 and 2025, respectively.

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the six months ended June 30, 2026 and 2025, the Company considered qualitative factors in assessing impairment indicators for the Canadian Cannabis reporting unit.

At June 30, 2026 and June 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting unit to be below its carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

7. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	June 30, 2026	December 31, 2025
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (6.86% at June 30, 2026); matures February 3, 2031	$14,875	$15,855
Term loans - ("Pure Sunfarms Term Loan Facility") - C$42.4M - repayable by quarterly principal payments of C$1.2 million and accrued interest at Canadian prime rate or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (4.86% at June 30, 2026), matures February 7, 2029.	25,087	17,799
Total	$39,962	$33,654
Less current maturities	5,249	4,885
Total long-term debt	$34,713	$28,769

As collateral for the FCC Term Loan, the Company has provided promissory notes and a first priority security interest over its accounts receivable and inventory. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of June 30, 2026 and December 31, 2025 was $77,157 and $84,653, respectively.

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

The Company has a secured credit facility with a Canadian chartered bank as administrative agent consisting of a maximum C$10.0 million revolving credit facility (the "Pure Sunfarms Revolving Credit Facility"), and a C$27.4 million term loan facility (the "Pure Sunfarms Term Loan Facility", and collectively with the Pure Sunfarms Revolving Credit Facility, the "Pure Sunfarms Secured Credit Facilities"). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. On February 20, 2026, the Company amended and extended its Pure Sunfarms Secured Credit Facility, which increased loan commitments with existing lenders by C$15 million and extended maturities by one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial C$5 million on February 20, 2026 and C$8.3 million on June 30, 2026. All other terms of the credit facility loans remain unchanged.

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

At June 30, 2026, the Company was compliant with all of its financial covenants.

The weighted average annual interest rate on short-term borrowings as of June 30, 2026 and December 31, 2025 was 5.7% and 8.2%, respectively.

Accrued interest payable on all long-term debt as of June 30, 2026 and December 31, 2025 was $211 and $166, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The aggregate annual principal maturities of long-term debt for the remainder of 2026 and thereafter are as follows:

Remainder of 2026	$2,622
2027	5,244
2028	5,244
2029	18,844
2030	1,961
After	6,047
Total	$39,962

8. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Verdexa L. P. (formally Vanguard Food, L. P.) (“Verdexa”), backed by private investment firms, to privatize certain assets and operations of its Produce operations (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Verdexa with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Verdexa common units, less the carrying amount of net assets disposed. The following table outlines the calculation of the gain on sale of the Transaction:

Cash proceeds	$35,000
Cash held in indemnity escrow (Restricted cash released May 31, 2026)	5,000
Fair value of Verdexa common units	3,530
Carrying value of lease to Verdexa	1,245
Estimated future distributions for working capital adjustments and other obligations	(4,290)
Less: Carrying value of net assets disposed	(20,500)
Gain on sale	$19,985

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

Details of the income from discontinued operations, net of tax, were as follows for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$—	$25,358	$—	$62,753
Cost of sales	—	(25,613)	—	(65,846)
Gross loss	—	(255)	—	(3,093)
Selling, general and administrative expenses	—	(2,568)	—	(4,729)
Interest expense	—	(3)	—	(7)
Gain on sale of assets	—	19,985	—	19,985
Income from discontinued operations before income taxes	—	17,159	—	12,156
Provision for income taxes	—	(865)	—	(865)
Income from discontinued operations, net of tax	$-	$16,294	$-	$11,291

9. EQUITY INVESTMENTS

On May 30, 2025, the Company closed on the Transaction with Verdexa (Note 8). As part of the Transaction, the Company received a 37.9% equity ownership interest in Verdexa with an estimated fair value of $3,530, included in investments within the Condensed Consolidated Statements of Financial Position. We account for our investment in Verdexa under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Verdexa arrangement, we apply the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership were to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Verdexa of $0 for the three and six months ended June 30, 2026 and 2025.

10. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the Condensed Consolidated Statements of Financial Position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At June 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, restricted cash, trade receivables, other receivables, line of credit, trade payables, income tax payables, accrued liabilities, lease liabilities, and long-term debt. The carrying value of cash, cash equivalents, and restricted cash, trade receivables, other receivables, trade payables, income tax payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, and long-term debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at June 30, 2026 and December 31, 2025. There were no transfers of assets or liabilities between levels during the six months ended June 30, 2026 and 2025.

11. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a former Company employee who also owns a minority interest in Rose. For the three and six months ended June 30, 2026, the Company paid C$44 and C$80, respectively, and for the three and six months ended June 30, 2025, the Company paid C$78 and C$114, respectively, to lease this office space.

The Company has entered into a Transition Services Agreement with Village Fresh, a Verdexa subsidiary, to provide certain transition services for specified fees and a multi-year Sales, Marketing & Distribution Agreement with Village Fresh, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Village Fresh of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The price paid by Village Fresh to the Company is based on amounts paid by Village Fresh’s customers, net of a marketing fee. Under this agreement, the Company recorded revenues of $10,185 and $10,293 for the three and six months ended June 30, 2026, respectively, and $4,207 and $4,207 for the three and six months ended June 30, 2025, respectively. The Company had outstanding receivables under this agreement of $3,420 as of June 30, 2026 and $637 as of December 31, 2025.

12. INCOME TAXES

The Company has recorded a provision for income taxes of $3,262 and $4,930 for the three and six months ended June 30, 2026, compared with a provision for income taxes of $2,503 and $3,486 for the same periods last year.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary periods to utilize the entire benefit for its deferred tax assets. Accordingly, the Company established a valuation allowance of $47,850 as of June 30, 2026 and $47,425 as of December 31,

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of June 30, 2026, the Company’s net deferred tax assets totaled $564.

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company regularly monitors its reportable segments to determine if changes in facts and circumstances would indicate whether changes in the determination or aggregation of operating segments are necessary. During the first quarter of 2026, the Company realigned its structure toward a unified cannabis operating model, including changes and additions to our leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. As a result of the reorganization, the Company revised its reportable segment structure to reflect how the Chief Executive Officer, as chief operating decision maker ("CODM"), manages the business, allocates resources, and assesses performance.

Therefore, the Company's operations are now organized, managed and classified into one reportable segment - Cannabis. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. The Cannabis segment, which is comprised of the previously reported Canadian Cannabis, U.S. Cannabis, and Cannabis - Netherlands segments, produces and supplies cannabis and CBD-based health and wellness products to be sold to consumers via provincial governments, coffee shops, licensed providers, and direct to consumers in the United States.

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

The following tables reflect the reconciliation of segment revenue and significant segment expenses from continuing operations reconciled to the consolidated income (loss) from continuing operations before income taxes and equity method investments:

	For the Three Months Ended June 30, 2026
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$53,523	$53,523	$10,454	-	$63,977
Cost of sales	(26,246)	(26,246)	(7,758)	-	(34,004)
Selling, general and administrative expenses	(15,203)	(15,203)	(712)	(2,896)	(18,811)
Segment operating income (loss)	$12,074	$12,074	$1,984	$(2,896)	$11,162
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(707)
Income from continuing operations before taxes and equity method investments					$10,455

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30, 2025
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$50,842	$50,842	$9,057	-	$59,899
Cost of sales	(29,502)	(29,502)	(8,055)	-	(37,557)
Selling, general and administrative expenses	(11,606)	(11,606)	(843)	(2,962)	(15,411)
Segment operating income (loss)	$9,734	$9,734	$159	$(2,962)	$6,931
Reconciliation of segment operating income (loss) to loss from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)					5,517
Income from continuing operations before taxes and equity method investments					$12,448

	For the Six Months Ended June 30, 2026
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$103,267	$103,267	$10,948	$—	$114,215
Cost of sales	(54,682)	(54,682)	(8,574)	—	(63,256)
Selling, general and administrative expenses	(30,023)	(30,023)	(1,224)	(3,506)	(34,753)
Segment operating income (loss)	$18,562	$18,562	$1,150	$(3,506)	$16,206
Reconciliation of segment operating income to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(1,353)
Income from continuing operations before taxes and equity method investments					$14,853

	For the Six Months Ended June 30, 2025
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$90,069	$90,069	$9,510	$—	$99,579
Cost of sales	(53,460)	(53,460)	(9,597)	—	(63,057)
Selling, general and administrative expenses	(23,342)	(23,342)	(1,586)	(5,102)	(30,030)
Segment operating income (loss)	$13,267	$13,267	$(1,673)	$(5,102)	$6,492
Reconciliation of segment operating income to loss from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)					4,827
Income from continuing operations before taxes and equity method investments					$11,319
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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The following tables summarize our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Six Months Ended June 30, 2026
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	$414	$414	$149	$388	$951
Interest expense	$468	$468	$532	$-	$1,000
Depreciation and amortization	$6,985	$6,985	$1,560	$37	$8,582
Share based compensation	$134	$134	$-	$535	$669
Other significant noncash items:
Non-cash lease expense	$377	$377	$114	$-	$491
Expenditures for segment assets	$14,215	$14,215	$1,247	$-	$15,462

	For the Six Months Ended June 30, 2025
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	$134	$134	$1	$49	$184
Interest expense	$592	$592	$924	$-	$1,516
Depreciation and amortization	$6,055	$6,055	$2,273	$82	$8,410
Share based compensation	$85	$85	$19	$164	$268
Other significant noncash items:
Non-cash lease expense	$534	$534	$85	$-	$619
Expenditures for segment assets	$4,581	$4,581	$708	$-	$5,289

The following tables summarize our total assets by reportable segment:

	June 30, 2026	December 31, 2025
Assets
Cannabis	$346,323	$335,428
Total assets for reportable segment	$346,323	$335,428
Other	46,915	49,038
Corporate	35,229	38,630
Consolidated total assets from continuing operations	$428,467	$423,096

The Company’s primary operations are in the United States, Canada, and the Netherlands. The following tables summarize our assets by geographic location:

Total assets from continuing operations	June 30, 2026	December 31, 2025
United States	$29,283	$36,039
Canada	367,036	363,702
Netherlands	32,148	23,355
	$428,467	$423,096

Long-lived assets from continuing operations	June 30, 2026	December 31, 2025
United States	$27,300	$28,970
Canada	212,223	218,582
Netherlands	28,618	21,107
	$268,141	$268,659

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Village Farms International, Inc. shareholders from continuing operations	$7,145	$10,203	$10,062	$8,503
Income from discontinued operations, net of tax	$—	$16,294	$—	$11,291
Denominator:
Weighted average number of common shares - basic	116,192	112,347	115,728	112,342
Effect of dilutive securities - share-based employee options and awards	8,529	389	10,096	265
Weighted average number of common shares - diluted	124,721	112,736	125,824	112,607
Antidilutive options and awards	14,308	6,501	12,741	6,625
Net income per common share:
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.09	$0.09	$0.08
Discontinued operations	-	0.15	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.09	$0.18
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.10	$0.08	$0.08
Discontinued operations	-	0.14	-	0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.08	$0.18

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On June 8, 2026, the Company closed a registered direct offering (the "Offering") of 7,500,000 Common Shares at a price of US$2.00 per Common Share. The gross proceeds from the Offering were approximately US$15 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are being used for working capital and general corporate purposes.

Share-based compensation

Share-based compensation expense was $293 and $123 for the three months ended June 30, 2026 and 2025, respectively, and $669 and $268 for the six months ended June 30, 2026 and 2025, respectively.

Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,462,746	$3.42	5.36	$10,869
Granted	—	$—	—	$—
Exercised	(280,001)	$1.07
Forfeited/expired	(255,000)	$5.59
Outstanding at June 30, 2026	5,927,745	$3.42	5.09	$3,740
Exercisable at June 30, 2026	5,124,041	$3.82	5.13	$2,857

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Restricted Common Share activity for the six months ended June 30, 2026 was as follows:

	Number of Restricted Share Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,545,524	$0.73
Granted	—	—
Vested and issued	(495,560)	0.60
Forfeited	(439,148)	0.60
Outstanding at June 30, 2026	1,610,816	$0.80
Exercisable at June 30, 2026	—	$-

Common Share buyback program

On September 29, 2025, the Board of Directors authorized a $10 million Common Share repurchase program for up to 5,687,000 Common Shares. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to repurchase any specific number of Common Shares, and the timing and actual number of Common Shares repurchased will depend on a variety of factors, including the Company’s Common Share price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its Common Shares at any time without prior notice. During the six months ended June 30, 2026, the Company repurchased 2,213,855 Common Shares for an aggregate amount of $6,787 (excluding the 2% Canadian tax on stock repurchases). As of June 30, 2026, $242 remains available for repurchases. Common Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2026, there were no unsettled Common Share repurchases. Direct costs incurred to acquire the Common Shares are included in the total cost of such shares.

Warrants

Warrant activity for the six months ended June 30, 2026 was as follows:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	15,533,900	$1.65	2.50
Exercised	(235,000)	$1.65
Issued	—	$-	-
Expired	—	$-	-
Outstanding at June 30, 2026	15,298,900	$1.65	2.00

16. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
Trade receivables	$(7,188)	$(4,180)
Inventories	(6,929)	3,473
Lease liabilities	(607)	(506)
Other receivables	(27)	3
Prepaid expenses and deposits	(3,811)	(1,628)
Trade payables	713	546
Accrued liabilities	5,286	4,433
Taxes payable	(12,030)	5,355
Other assets, net of other liabilities	(3,842)	(1,289)
	$(28,435)	$6,207

The Company paid income taxes of $17,988 and $0 for the six months ended June 30, 2026 and 2025, respectively.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

17. SUBSEQUENT EVENTS

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Village Farms International B.V. (“VFN”), Village Farms Canada Limited Partnership (“VFCLP”), Village Farms L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”).

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

In Canada, we converted two large-scale, advanced greenhouse facilities to cannabis production to serve the Canadian legal adult use (recreational) market and international medical markets through exportation. Through our ownership of VFN, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Controlled Cannabis Supply Chain Experiment. In the U.S., Balanced Health is our industry-leading cannabinoid business, extended our portfolio into cannabidiol (“CBD”) and hemp-derived consumer products, and the Company also owns 2.2 million square feet of advanced greenhouse facilities in Texas which may be converted to cannabis production in the future if and when permissible by all regulatory authorities.

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

We also cultivate tomatoes and market them through Village Farms Fresh (a Verdexa Holdings Company) under the Village Farms Fresh (“VF Fresh”) brand, which sells to mass retail grocery stores and food distribution companies.

Change in Our Operating Segments

During the first quarter of 2026, the Company realigned its structure toward a unified cannabis operating model, including changes and additions to our leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. As a result of the reorganization, the Company revised its reportable segment structure to reflect how the Chief Executive Officer, as chief operating decision maker ("CODM"), manages the business, allocates resources, and assesses performance.

Therefore, the Company's operations are now organized, managed and classified into one reportable segment - Cannabis. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Cannabis Segment

Our Cannabis segment includes wholly owned Pure Sunfarms, VFN, Balanced Health, and an 86.6% ownership interest in Rose LifeScience.

Pure Sunfarms is one of the single largest cannabis growing operations in the world, one of the lowest-cost greenhouse producers, fully EU-GMP certified, and owns several of the leading flower brands in Canada and Germany. We leverage our 30 years of experience as a vertically integrated greenhouse grower for cannabis growth opportunities in Canada with commercial distribution in all Canadian provinces and territories. Our long-term objective for Canada is to be the leading low-cost, high-quality cannabis producer.

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

Recent Developments and Updates

Cannabis

•
Maintained the Company’s top five overall market share position in the Canadian market and expanded its market share in vapes and infused pre-rolls, now positioning the Company’s brand portfolio among the top 10 nationally in all major product categories1.
•
Achieved record production from the Company’s Delta, British Columbia facilities during the first half of 2026. Increased yields and greater operating efficiencies led to lower production costs during Q2, and favorable sales mix helped drive nine percentage points of year-over-year cannabis segment gross margin expansion.
•
International export sales increased 74% year-over-year and 43% sequentially to a record high of $20.9 million. The Company believes it remains the largest exporter of medical cannabis to Europe with a leading market share position in Germany.
•
The Company commenced cultivation at its Phase II facility in Groningen, Netherlands during Q2. The Groningen facility will bring the Company’s maximum annualized production capacity in the Netherlands to approximately 10 metric tonnes and is expected to ramp to full production into early 2027.
•
During Q2 the Company harvested its first crop from the first half of its Delta 2 greenhouse expansion, and announced that it is accelerating technology upgrades quicker than previously anticipated due to increasing global demand. The Delta 2 expansion is expected to yield approximately 15 metric tonnes of dried, trimmed flower during the second half of 2026. The Delta 2 expansion is expected to ramp to its full production capacity of 40 metric tonnes by mid-2027, bringing total production capacity from the Delta campus to approximately 160 metric tonnes of dried, trimmed flower annually.
1.
Based on estimated retail sales from HiFyre, other third parties and provincial boards.

Corporate and Other

•
On June 8, 2026, the Company closed a registered direct offering (the “Offering”) of 7,500,000 Common Shares at a price of US$2.00 per Common Share. The gross proceeds from the Offering were approximately US$15 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are being used for working capital and general corporate purposes.
•
On June 2, 2026, John R. McLernon stepped down from his position as Chairman of the Company's Board of Directors. Concurrently with Mr. McLernon’s resignation, the Board appointed Christopher Woodward as Chairman. Mr. McLernon continues to serve as a member of the Board of Directors.

•
On May 27, 2026 the Company was awarded “Producer of the Year” at the 2026 Business of Cannabis Awards in London. The award recognizes excellence and innovation in cannabis cultivation practices, techniques, and product quality, and celebrates cultivators who have demonstrated exceptional skill, dedication, and expertise in producing high-quality cannabis while adhering to best practices in sustainability, compliance, and safety.

Presentation of Financial Results

Our results of operations for the three and six months ended June 30, 2026 and 2025 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 80% ownership interest in Rose LifeScience through May 21, 2026, and 86.6% ownership after May 21, 2026.

Foreign Currency Exchange Rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2026, June 30, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars is shown below:

	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	0.7033	0.7310	0.7294
Three-month period ended	0.7222	0.7308	N/A
Six-month period ended	0.7256	0.7363	N/A

Consolidated Results of Operations

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$63,977	$59,899	$114,215	$99,579
Cost of sales	(34,004)	(37,557)	(63,256)	(63,057)
Gross profit	29,973	22,342	50,959	36,522
Selling, general and administrative expenses	(18,811)	(15,411)	(34,753)	(30,030)
Interest expense	(477)	(814)	(1,000)	(1,516)
Interest income	343	109	951	184
Foreign exchange (loss) gain	(597)	1,792	(1,145)	1,708
Other income (expense)	24	4,430	(159)	4,451
Income before taxes and equity method investment income	10,455	12,448	14,853	11,319
Provision for income taxes	(3,262)	(2,503)	(4,930)	(3,486)
Equity method investment income, net of tax	—	—	—	—
Income from continuing operations	7,193	9,945	9,923	7,833
Income from discontinued operations, net of tax	—	16,294	—	11,291
Income including non-controlling interests	7,193	26,239	9,923	19,124
Less: net (income) loss attributable to non-controlling interests, net of tax	(48)	258	139	670
Net income attributable to Village Farms International, Inc. shareholders	$7,145	$26,497	$10,062	$19,794
Adjusted EBITDA from continuing operations	$15,411	$17,111	$25,311	$20,560
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.09	$0.09	$0.08
Discontinued operations	-	0.15	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.09	$0.18
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.06	$0.10	$0.08	$0.08
Discontinued operations	$—	$0.14	$—	$0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.06	$0.24	$0.08	$0.18

Segment Results of Operations

During the first quarter of 2026, the Company revised its reportable segment structure to reflect how the CODM manages the business, allocates resources, and assesses performance. The Company's operations are now organized, managed, and classified into one reportable segment - Cannabis.

The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the CODM, manages the business, makes operating decisions and assesses performance. The Cannabis segment, which is comprised of the previously reported Canadian Cannabis, U.S. Cannabis, and Cannabis - Netherlands segments, produces and supplies cannabis and CBD-based health and wellness products to be sold to consumers via provincial governments, coffee shops, licensed providers, and direct to consumers in the United States.

Other is comprised of the previously reported Produce and Clean Energy segments and includes operations that are not reported in the Company’s Cannabis segment.

Corporate expenses reflect the operations costs that are not allocated to our reporting units.

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended June 30, 2026
	Cannabis	Other	Corporate	Consolidated
Sales	$53,523	$10,454	$—	$63,977
Cost of sales	(26,246)	(7,758)	—	(34,004)
Selling, general and administrative expenses	(15,203)	(712)	(2,896)	(18,811)
Other expense, net	(207)	(204)	(296)	(707)
Income (loss) before taxes and equity method investment income	11,867	1,780	(3,192)	10,455
Provision for income taxes	(3,216)	(46)	—	(3,262)
Equity method investment income, net of tax	—	—	—	—
Income (loss) including non-controlling interests	8,651	1,734	(3,192)	7,193
Less: net income attributable to non-controlling interests, net of tax	(48)	—	—	(48)
Net income (loss)	$8,603	$1,734	$(3,192)	$7,145
Adjusted EBITDA from Continuing Operations (1)	$15,273	$2,776	$(2,638)	$15,411
Basic income (loss) per share	$0.08	$0.01	$(0.03)	$0.06
Diluted income (loss) per share	$0.08	$0.01	$(0.03)	$0.06

	For The Three Months Ended June 30, 2025
	Cannabis	Other	Corporate	Consolidated
Sales	$50,842	$9,057	$—	$59,899
Cost of sales	(29,502)	(8,055)	—	(37,557)
Selling, general and administrative expenses	(11,606)	(843)	(2,962)	(15,411)
Other (expense) income, net	(507)	4,471	1,553	5,517
Income (loss) before taxes and equity method investment income	9,227	4,630	(1,409)	12,448
Provision for income taxes	(2,387)	(135)	19	(2,503)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	6,840	4,495	(1,390)	9,945
Income from discontinued operations net of tax	—	16,294	—	16,294
Income (loss) including non-controlling interests	6,840	20,789	(1,390)	26,239
Less: net loss attributable to non-controlling interests, net of tax	258	—	—	258
Net income (loss)	$7,098	$20,789	$(1,390)	$26,497
Adjusted EBITDA from continuing operations (1)	$13,123	$6,833	$(2,845)	$17,111
Basic income (loss) per share from continuing operations	$0.06	$0.04	$(0.01)	$0.09
Basic income per share from discontinued operations	$-	$0.15	$-	$0.15
Basic income (loss) per share	$0.06	$0.19	$(0.01)	$0.24
Diluted income (loss) per share from continuing operations	$0.06	$0.05	$(0.01)	$0.10
Diluted income per share from discontinued operations	$-	$0.14	$-	$0.14
Diluted income (loss) per share	$0.06	$0.19	$(0.01)	$0.24

	For The Six Months Ended June 30, 2026
	Cannabis	Other	Corporate	Total
Sales	$103,267	$10,948	$—	$114,215
Cost of sales	(54,682)	(8,574)	—	(63,256)
Selling, general and administrative expenses	(30,023)	(1,224)	(3,506)	(34,753)
Other expense, net	(517)	(426)	(410)	(1,353)
Income (loss) before taxes and equity method investment income	18,045	724	(3,916)	14,853
Provision for income taxes	(4,801)	(129)	—	(4,930)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	13,244	595	(3,916)	9,923
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) including non-controlling interests	13,244	595	(3,916)	9,923
Less: net loss attributable to non-controlling interests, net of tax	139	—	—	139
Net income (loss)	$13,383	$595	$(3,916)	$10,062
Adjusted EBITDA from continuing operations (1)	$25,479	$2,753	$(2,921)	$25,311
Basic income (loss) per share from continuing operations	$0.12	$-	$(0.03)	$0.09
Basic income per share from discontinued operations	—	—	—	—
Basic income (loss) per share	$0.12	$-	$(0.03)	$0.09
Diluted income (loss) per share from continuing operations	$0.11	$-	$(0.03)	$0.08
Diluted income per share from discontinued operations	—	—	—	—
Diluted income (loss) per share	$0.11	$-	$(0.03)	$0.08

	For The Six Months Ended June 30, 2025
	Cannabis	Other	Corporate	Total
Sales	$90,069	$9,510	$—	$99,579
Cost of sales	(53,460)	(9,597)	—	(63,057)
Selling, general and administrative expenses	(23,342)	(1,586)	(5,102)	(30,030)
Other expense (income), net	(709)	3,943	1,593	4,827
Income (loss) before taxes and equity method investment income	12,558	2,270	(3,509)	11,319
Provision for income taxes	(3,282)	(204)	—	(3,486)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	9,276	2,066	(3,509)	7,833
Income from discontinued operations net of tax	—	11,291	—	11,291
Income (loss) including non-controlling interests	9,276	13,357	(3,509)	19,124
Less: net loss attributable to non-controlling interests, net of tax	670	—	—	670
Net income (loss)	$9,946	$13,357	$(3,509)	$19,794
Adjusted EBITDA from continuing operations (1)	$20,012	$5,404	$(4,856)	$20,560
Basic (loss) income per share from continuing operations	$0.09	$0.02	$(0.03)	$0.08
Basic loss per share from discontinued operations	$-	$0.10	$-	$0.10
Basic (loss) income per share	$0.09	$0.12	$(0.03)	$0.18
Diluted (loss) income per share from continuing operations	$0.09	$0.02	$(0.03)	$0.08
Diluted loss per share from discontinued operations	$-	$0.10	$-	$0.10
Diluted (loss) income per share	$0.09	$0.12	$(0.03)	$0.18
(1)
Adjusted EBITDA from continuing operations is not a recognized earnings measure and does not have a standardized meaning prescribed by GAAP. Therefore, Adjusted EBITDA from continuing operations may not be comparable to similar measures presented by other issuers. Management believes that Adjusted EBITDA from continuing operations is a useful supplemental measure in evaluating the performance of the Company because it excludes non-recurring and other items that do not reflect our business performance. Adjusted EBITDA from continuing operations includes the Company’s 80% interest in Rose LifeScience through May 21, 2026, and our 86.6% interest in Rose LifeScience after May 21, 2026.

We caution that our results of operations for the three and six months ended June 30, 2026 and 2025 may not be indicative of our future performance.

RESULTS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Sales

Sales for the three months ended June 30, 2026 and 2025 were as follows:

Classification	2026	2025
Cannabis:
Canadian Branded (1)	$23,017	$24,962
Canadian Non-Branded	3,040	7,077
International Exports	20,897	11,980
U.S. Cannabis	3,224	3,841
Netherlands Branded	3,345	2,483
Other	—	499
Total Cannabis	53,523	50,842
Other
Produce	10,185	8,574
Clean Energy	269	483
Total Revenue	$63,977	$59,899
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $14,909 and $14,812 for the three months ended June 30, 2026 and 2025, respectively.

The increase in consolidated revenues of $4,078, or 7%, was primarily due to an increase in International Exports of $8,917, or 74%, driven by continued growth in export volumes to Germany, partially offset by a decrease in the net average selling price of 16% due to a shift in product mix in favor of bulk flower over packaged flower. For the three months ended June 30, 2026, International Export sales represented 33% of revenue, compared with 20% of revenue for the three months ended June 30, 2025.

Canadian Branded Sales decreased by $1,945, or 8%, to $23,017, or 36% of sales, from $24,962, or 42% of sales, primarily due to a decrease in volume of value brands, while the average net selling price increased 5% over the prior period.

Netherlands Branded sales increased by $862 over the prior year, due to an increase in volume.

Canadian Non-Branded sales decreased by $4,037, or 57%, due to a shift in volume towards International Exports.

Sales for U.S. Cannabis decreased by $617, or 16%, due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and the continuing effect of changes in state regulations restricting sales.

We continue to pay a burdensome excise tax on our Canadian Branded sales (sales to provincial distributors). For the three months ended June 30, 2026, the Company incurred excise duties of $14,909, or 39% of gross Canadian Branded sales, compared with $14,812, or 37% of gross Canadian Branded sales, for the three months ended June 30, 2025. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 were $34,004 compared with $37,557 for the three months ended June 30, 2025. The decrease of $3,553, or 9%, was primarily due to improved yields and a favorable shift in sales mix towards bulk flower, from packaged flower, within our International Export sales, which has a lower average cost per gram over other packaged products.

Gross Profit

Gross profit for the three months ended June 30, 2026 was $29,973, or a 47% gross margin, compared with $22,342, or a 37% gross margin, for the three months ended June 30, 2025. The increase in gross margin of 10 percentage points, was primarily due to higher sales volumes of International Exports as well as lower sales of value brands within the branded sales category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $18,811 (29% of sales) compared with $15,411 (26% of sales) for the three months ended June 30, 2025.

Cannabis SG&A increased by approximately $3,597, or 24%, primarily due to higher commercial and marketing expenses and an update to the Company's transfer pricing policies.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $477 compared with $814 for the three months ended June 30, 2025 due to a decrease in the average debt balance and a decrease in interest rates from the prior year.

Interest Income

Interest income for the three months ended June 30, 2026 was $343 compared with $109 for the three months ended June 30, 2025 due primarily to an increase in the average cash, cash equivalents, and restricted cash.

Other Income

Other income for the three months ended June 30, 2026 was $24 compared to $4,430 for the three months ended June 30, 2025. Other income for the three months ended June 30, 2025 included a favorable vendor settlement relating to the partial recovery of prior period operational losses from the ToBRFV infestation.

Income Before Taxes and Equity Method Investment Income

Income before taxes for the three months ended June 30, 2026 was $10,455 compared with $12,448 for the three months ended June 30, 2025. The decrease of $1,993 was primarily due to the favorable vendor settlement in 2025, offset by the improved gross profit for the three months ended June 30, 2026.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Three Months Ended June 30,
	2026	2025
Loss from discontinued operations, net of tax	$—	(2,826)
Gain on sale of assets, net of tax	—	19,120
Net income (loss) from discontinued operations, net of tax	$—	$16,294

Net Income Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the three months ended June 30, 2026 was $7,145 compared with $26,497 for the three months ended June 30, 2025. The decrease of $19,352 was primarily due to $16,294 from discontinued operations resulting from the sale of the Texas greenhouses and a favorable vendor settlement in 2025. This was partially offset by higher sales and an improved gross margin during the three months ended June 30, 2026.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from Continuing Operations for the three months ended June 30, 2026 was $15,411 compared with $17,111 for the three months ended June 30, 2025. The decrease of $1,700, or 10%, was driven primarily by the favorable vendor settlement in 2025, partially offset by higher sales and higher margins during the three months ended June 30, 2026. For additional information, refer to the reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Sales

Sales for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$46,865	$47,713
Canadian Non-Branded	8,417	13,367
International Exports	35,478	17,368
U.S. Cannabis	6,357	7,745
Netherlands Branded	6,008	2,969
Other	142	907
Total Cannabis	103,267	90,069
Other
Produce	10,293	8,601
Clean Energy	655	909
Total Revenue	$114,215	$99,579

(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $30,812 and $28,759 for the six months ended June 30, 2026 and 2025, respectively.

The increase in consolidated revenues of $14,636, or 15%, was primarily due to an increase in International Exports of $18,110, or 104%, driven by continued growth in export volumes to Germany, partially offset by a decrease in the net average selling price of 15% due to a shift in product mix in favor of bulk flower over packaged flower. For the six months ended June 30, 2026, International Export sales represented 31% of revenue, compared with 17% of revenue for the six months ended June 30, 2025.

Canadian Branded Sales decreased by $848, or 2%, to $46,865, or 41% of sales, from $47,713, or 48% of sales, primarily due to a decrease in volume of value brands, while the average net selling price remained in line with the prior period.

Netherlands Branded sales increased by $3,039 over the prior year period, as the prior year only had four months of sales.

Canadian Non-Branded sales decreased by $4,950, or 37%, due to a shift in volume to International Exports.

Sales for U.S. Cannabis decreased by $1,388, or 18%, due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and the continuing effect of changes in state regulations restricting sales.

We continue to pay a burdensome excise tax on our Canadian Branded sales (sales to provincial distributors). For the six months ended June 30, 2026, the Company incurred excise duties of $30,812, or 40% of gross Canadian Branded sales, compared with $28,759, or 38% of gross Canadian Branded sales, for the six months ended June 30, 2025. The increase of $2,053, or 7%, was due to an increase in Cannabis 2.0 products sold in the Canadian Branded channel, which have a higher proportional excise tax. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

Cost of Sales

Cost of sales for the six months ended June 30, 2026 were $63,256 compared with $63,057 for the six months ended June 30, 2025. During the six months ended June 30, 2026, the increase in volume was offset by shift to bulk flower, from packaged flower, within our International Exports sales, lower sales of value brands within the branded sales category, as well as an improvement in year over year yields leading to a lower cost per gram.

Gross Profit

Gross profit for the six months ended June 30, 2026 was $50,959 compared with $36,522 for the six months ended June 30, 2025. The increase of $14,437, or 40%, was primarily due to a shift in sales mix towards bulk flower, from packaged flower, within our International Exports sales, lower sales of value brands within the branded sales category, as well as an improvement in year-over-year yields leading to a lower cost per gram.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 were $34,753 (30% of sales) compared with $30,030 (30% of sales) for the six months ended June 30, 2025.

Cannabis SG&A increased by approximately $6,681, or 29%, primarily due to higher commercial and marketing expenses and an update to the Company's transfer pricing policies.

Interest Expense

Interest expense for the six months ended June 30, 2026 was $1,000 compared with $1,516 for the six months ended June 30, 2025 due to a decrease in the average debt balance and a decrease in interest rates from the prior year.

Interest Income

Interest income for the six months ended June 30, 2026 was $951 compared with $184 for the six months ended June 30, 2025 due primarily to an increase in the average cash, cash equivalents, and restricted cash.

Other (Expense) Income

Other expense for the six months ended June 30, 2026 was $159 compared with other income of $4,451 for the six months ended June 30, 2025. Other income for the six months ended 2025 included a favorable vendor settlement relating to the partial recovery of operational losses from the ToBRFV infestation.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the six months ended June 30, 2026 was $14,853 compared with $11,319 for the six months ended June 30, 2025. The change of $3,534 was primarily due to the improved gross profit.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Six Months Ended June 30,
	2026	2025
Loss from discontinued operations, net of tax	$—	$(7,829)
Gain on sale of assets, net of tax	—	19,120
Net income (loss) from discontinued operations, net of tax	$—	$11,291

Net Income Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the six months ended June 30, 2026 was $10,062 compared with $19,794 for the six months ended June 30, 2025. The decrease of $9,732 was primarily due to $11,291 from discontinued operations resulting from the sale of the Texas greenhouses and a favorable vendor settlement in 2025. This was partially offset by higher sales and an improved gross margin during the six months ended June 30, 2026.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from Continuing Operations for the six months ended June 30, 2026 was $25,311 compared with $20,560 for the six months ended June 30, 2025. The increase of $4,751, or 23%, was driven primarily by higher sales and higher margins in Cannabis, partially offset by the favorable vendor settlement in 2025. For additional information, refer to the reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At June 30, 2026, cash, cash equivalents, and restricted cash were $72,931 and working capital was $109,718, compared with cash, cash equivalents, and restricted cash of $86,252 and working capital of $95,851 at December 31, 2025. We believe that our existing cash, cash generated from our operating activities and the availability under our Pure Sunfarms Revolving Credit Facility (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of June 30, 2026
FCC Term Loan		$14,875	$14,875
Pure Sunfarms Term Loan Facility		$26,277	$25,087
Pure Sunfarms Revolving Credit Facility	C$	10,000	$—

At June 30, 2026, the Company was in compliance with all of its financial covenants. We can provide no assurance that, in the future, we will be in compliance, or receive a waiver for any non-compliance of the financial covenants. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities” in our most recently filed Annual Report on Form 10-K.

Accrued interest payable on the FCC Term Loan and Pure Sunfarms Secured Credit Facilities (as defined below) as of June 30, 2026 and December 31, 2025 was $211 and $166, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). On March 30, 2026, the Company extended the maturity date of the FCC Term Loan to February 3, 2031 and reduced the applicable margin on the annual interest rate by 50 basis points. The non-revolving variable rate term loan has a balance of $14,875 on June 30, 2026 and $15,855 on December 31, 2025. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on February 3, 2031. As of June 30, 2026 and December 31, 2025, borrowings under the FCC Term Loan agreement were subject to an interest rate of 6.86% and 7.45% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of June 30, 2026 and December 31, 2025 was $77,157 and $84,653, respectively.

On April 10, 2025, the Company entered into the A&R Credit Agreement with respect to the FCC Term Loan. Among other things, the A&R Credit Agreement (i) adds the Company as a new borrower, (ii) adds VF Clean Energy, Inc. as a new guarantor, and (iii) replaces the fixed charged ratio covenant with a more favorable liquidity ratio covenant.

Pure Sunfarms Secured Credit Facilities

On April 17, 2025, the Company entered into a secured credit facility with a Canadian chartered bank as administrative agent consisting of a maximum C$10.0 million revolving credit facility (the “Pure Sunfarms Revolving Credit Facility”), and a C$27.4 million term loan facility (the “Pure Sunfarms Term Loan Facility”, and collectively with the Pure Sunfarms Revolving Credit Facility, the “Pure Sunfarms Secured Credit Facilities”). The Pure Sunfarms Secured Credit Facilities are secured by the Delta 2 and Delta 3 greenhouse facilities. Amounts drawn under the Pure Sunfarms Secured Credit Facilities are being used for working capital and other general corporate purposes, and were also used to replace and repay remaining outstanding balances on the Company’s previously outstanding debt.

On February 20, 2026, the Company amended and extended its Pure Sunfarms Term Loan Facility, which increased loan commitments with existing lenders by C$15 million and extended maturities one year to February 2029. The incremental debt financing comes in the form of a delayed draw term loan, from which the Company drew an initial CAD $5 million on February 20, 2026 and C$8.3M on June 30, 2026. All other terms of the credit facility loans remain unchanged.

The outstanding amount of the Pure Sunfarms Term Loan Facility was $25,087 as of June 30, 2026 and is repayable, on a quarterly basis, in an amount equal to C$1.2 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2029.

The Pure Sunfarms Revolving Credit Facility can be drawn for advances of up to C$10.0 million, none of which is currently drawn. Outstanding amounts drawn under the Pure Sunfarms Secured Credit Facilities accrue interest at a rate equal to, at the Company’s option, (a) the Canadian Prime Rate plus the applicable margin, or (b) the Canadian Overnight Repo Rate Average plus the applicable margin. The applicable margin for the Pure Sunfarms Secured Credit Facility is determined based upon the leverage ratio.

The Pure Sunfarms Secured Credit Facilities also contain customary covenants, customary representations and warranties, affirmative covenants, financial covenants and events of default.

Summary of Cash Flows

	For the Six Months Ended June 30,
(in Thousands)	2026	2025
Cash, beginning of period	$86,252	$24,631
Net cash flow provided by (used in):
Operating activities	(7,884)	22,265
Investing activities	(15,462)	(5,289)
Financing activities	12,540	(4,986)
Discontinued operations	—	27,892
Net cash decrease for the period	(10,806)	39,882
Effect of exchange rate changes on cash	(2,515)	475
Cash, end of the period	$72,931	$64,988

Operating Activities - Continuing Operations

For the six months ended June 30, 2026 and 2025, cash used in and provided by operating activities was ($7,884) and $22,265, respectively. The operating activities for the six months ended June 30, 2026 consisted of ($28,435) in changes in non-cash working capital items and $20,551 in changes before non-cash working capital items, while operating activities for the six months ended June 30, 2025 consisted of $6,207 in changes in non-cash working capital items and $16,058 in changes before non-cash working capital items. The decrease when comparing the change in non-cash working capital items for 2026 with 2025 was primarily due to income tax payments of approximately $18 million and an increase in inventory.

Investing Activities - Continuing Operations

For the six months ended June 30, 2026 and 2025, cash used in investing activities was ($15,462) and ($5,289), respectively. The increase in investing activities for the six months ended June 30, 2026 was primarily due to capital expenditures made for the conversion of the Delta 2 greenhouse for cannabis cultivation and the VFN Phase II indoor cultivation facility in the town of Groningen.

Financing Activities - Continuing Operations

For the six months ended June 30, 2026 and 2025, cash provided by and used in financing activities was $12,540 and ($4,986), respectively. For the six months ended June 30, 2026, cash provided by financing activities primarily consisted of proceeds from the issuance of Common Shares of $15,000, less issuance costs of ($958), and proceeds from borrowings of $8,952, partially offset by share repurchases of ($6,787), debt repayments of ($2,387), and acquisition of non-controlling interest of ($1,280). For the six months ended June 30, 2025, cash flows used in financing primarily activities consisted of debt repayments of ($4,554).

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above and our Canadian and Netherlands expansion projects, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA from continuing operations” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA from continuing operations – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “Adjusted EBITDA from Continuing Operations—Constant Currency” below. Adjusted EBITDA from continuing operations and Adjusted EBITDA from continuing operations - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate our operating and financial performance. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because it excludes non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA from Continuing Operations

The following table reflects a reconciliation of net income from continuing operations Adjusted EBITDA from continuing, as presented by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net income from continuing operations	$7,145	$10,203	$10,062	$8,503
Add:
Amortization and depreciation	4,279	5,068	8,582	8,410
Foreign currency exchange loss (gain)	389	(1,743)	937	(1,761)
Interest expense, net	134	705	59	1,332
Provision for income taxes	3,262	2,503	4,930	3,486
Share-based compensation	293	123	669	268
Deferred financing fees	67	47	139	47
(Gain) loss on disposal of assets	(31)	217	87	217
Adjustments attributable to non-controlling interest	(127)	(12)	(154)	58
Adjusted EBITDA from continuing operations (1)	15,411	17,111	25,311	20,560

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

Reconciliation of Cannabis Segment to Segmented Net Income for the Cannabis Segment to Adjusted EBITDA from Continuing Operations for the Cannabis Segment

The following table reflects a reconciliation of net income from continuing operations for the Cannabis segment to Adjusted EBITDA from Continuing Operations for the Cannabis segment, as well as reconciliation to such measures for the Company on a Consolidated basis:

	For The Three Months Ended June 30, 2026
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$8,603	$1,734	$(3,192)	$7,145
Add:
Amortization and depreciation	3,483	777	19	4,279
Foreign currency exchange (gain) loss	(60)	43	406	389
Interest expense (income), net	35	207	(108)	134
Provision for income taxes	3,216	46	—	3,262
Share-based compensation	56	—	237	293
Deferred financing fees	67	—	—	67
Gain on disposal of assets	—	(31)	—	(31)
Adjustments attributable to non-controlling interest	(127)	—	—	(127)
Adjusted EBITDA from continuing operations (1)	$15,273	$2,776	$(2,638)	$15,411

	For The Three Months Ended June 30, 2025
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$7,098	$4,495	$(1,390)	$10,203
Add:
Amortization and depreciation	3,117	1,913	38	5,068
Foreign currency exchange loss (gain)	(84)	(130)	(1,529)	(1,743)
Interest expense (income), net	316	414	(25)	705
Provision for (recovery of) income taxes	2,387	135	(19)	2,503
Share-based compensation	37	6	80	123
Deferred financing fees	47	—	—	47
Other Impairments	217	—	—	217
Adjustments attributable to non-controlling interest	(12)	—	—	(12)
Adjusted EBITDA from continuing operations (1)	13,123	6,833	(2,845)	17,111

	For The Six Months Ended June 30, 2026
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$13,383	$595	$(3,916)	$10,062
Add:
Amortization and depreciation	6,985	1,554	43	8,582
Foreign currency exchange gain	15	123	799	937
Interest expense (income), net	64	383	(388)	59
Provision for income taxes	4,801	129	—	4,930
Share-based compensation	128	—	541	669
Deferred financing fees	139	—	—	139
Loss (gain) on disposal of assets	118	(31)	—	87
Adjustments attributable to non-controlling interest	(154)	—	—	(154)
Adjusted EBITDA from continuing operations (1)	25,479	2,753	(2,921)	25,311

	For The Six Months Ended June 30, 2025
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$9,946	$2,066	$(3,509)	$8,503
Add:
Amortization and depreciation	6,055	2,273	82	8,410
Foreign currency exchange (gain) loss	(135)	(82)	(1,544)	(1,761)
Interest expense (income), net	457	924	(49)	1,332
Provision for income taxes	3,282	204	—	3,486
Share-based compensation	85	19	164	268
Deferred financing fees	47	—	—	47
Other impairments	217	—	—	217
Adjustments attributable to non-controlling interest	58	—	—	58
Adjusted EBITDA from continuing operations (1)	20,012	5,404	(4,856)	20,560

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

Adjusted EBITDA from Continuing Operations – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), income (loss) from continuing operations, income (loss) from consolidated entities, net income (loss), and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2026, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2025 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding our performance without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended June 30,		As Reported Change		For the Three Months Ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Sales	$63,977	$59,899	$4,078	7%	$64,535	$4,636	8%
Cost of sales	(34,004)	(37,557)	3,553	9%	(34,276)	3,281	9%
Selling, general and administrative expenses	(18,811)	(15,411)	(3,400)	(22%)	(18,950)	(3,539)	(23%)
Other (expense) income, net	(707)	5,517	(6,224)	113%	(709)	(6,226)	113%
Income before taxes and equity method investment income	10,455	12,448	(1,993)	16%	10,600	(1,848)	15%
Income from continuing operations	7,193	9,945	(2,752)	28%	7,299	(2,646)	27%
Income from discontinued operations, net of tax	—	16,294	(16,294)	100%	-	(16,294)	100%
Income including non-controlling interests	7,193	26,239	(19,046)	73%	7,299	(18,940)	72%
Net income attributable to Village Farms International, Inc. shareholders	7,145	26,497	(19,352)	73%	7,144	(19,353)	73%
Adjusted EBITDA - Constant Currency (1)	15,411	17,111	(1,700)	10%	15,516	(1,595)	9%

	As Reported				As Adjusted for Constant Currency
	For the Six Months Ended June 30,		As Reported Change		For the Six Months Ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Sales	$114,215	$99,579	$14,636	15%	$115,553	$15,974	16%
Cost of sales	(63,256)	(63,057)	(199)	(0%)	(63,970)	(913)	(1%)
Selling, general and administrative expenses	(34,753)	(30,030)	(4,723)	(16%)	(35,097)	(5,067)	(17%)
Other (expense) income, net	(1,353)	4,827	(6,180)	128%	(1,360)	(6,187)	128%
Income before taxes and equity method investment income	14,853	11,319	3,534	(31%)	15,127	3,808	(34%)
Income from continuing operations	9,923	7,833	2,090	(27%)	10,122	2,289	(29%)
Income from discontinued operations, net of tax	—	11,291	(11,291)	100%	-	(11,291)	100%
Income including non-controlling interests	9,923	19,124	(9,201)	48%	10,122	(9,002)	47%
Net income attributable to Village Farms International, Inc. shareholders	10,062	19,794	(9,732)	49%	10,263	(9,531)	48%
Adjusted EBITDA - Constant Currency (1)	25,311	20,560	4,751	23%	25,677	5,117	25%

(1)
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

As described in Note 6, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the six months ended June 30, 2026 and 2025, the Company considered qualitative factors in assessing for impairment indicators for the Canadian Cannabis reporting unit. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At June 30, 2026, the Company concluded that no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its operating unit to be below their carrying amounts. At June 30, 2026, the carrying value of goodwill associated with our Canadian Cannabis reporting unit was $42.8 million and the carrying value of intangible assets associated with our Cannabis reporting unit was $21.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026, our variable interest rate debt was primarily related to our Pure Sunfarms Secured Credit Facilities and FCC Term Loan. Outstanding borrowings under our Pure Sunfarms Secured Credit Facility and FCC Term Loan bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of June 30, 2026, we had approximately $39,962 in aggregate principal amounts of our Pure Sunfarms Secured Credit Facilities and FCC Term Loan with a weighted average interest rate of 5.7%. The current interest rates for outstanding revolving loans under our Pure Sunfarms Credit Facility and FCC Term Loan reflect basis point decreases of approximately 1.2% over the comparable period in 2025.

Our interest expense is affected by the overall interest rate environment. Our variable interest rate debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve may increase interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Pure Sunfarms Credit Facility and FCC Term Loan would have increased our interest expense by approximately $46 and $92 for the three and six months ended June 30, 2026, respectively, and $50 and $100 for the three and six months ended June 30, 2025, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of June 30, 2026 and 2025, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7033 and C$1.00 = US$0.7310, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at June 30, 2026 and 2025 with the net foreign exchange gain or loss directly impacting comprehensive income (loss):

	June 30, 2026	June 30, 2025
Financial assets
Cash and cash equivalents	$4,840	$1,535
Trade receivables	3,862	4,180
Inventories	5,319	5,626
Prepaid expenses and deposits	331	176
Financial liabilities
Trade payables and accrued liabilities	(4,621)	(4,334)
Loan payable	(2,865)	(2,750)
Net foreign exchange gain	$6,866	$4,433

Our exposure to foreign exchange risk and the impact of foreign exchange rates are monitored by the Company’s management, but generally the Company tries to match its sales (trade receivables) and vendor payments (trade payables) such that the net impact is not material.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings will have a material impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The table below provides information about Company purchases of its Common Shares during the three months ended June 30, 2026.

	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands of U.S. dollars)
April 1 - 30, 2026	149,229	$2.81	149,229	$242
May 1 - 31, 2026	—	$-	0	$242
June 1 - 30, 2026	—	$-	0	$242
Total	149,229	$2.81	149,229	$242

(a) On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding Common Shares.

(b) Average price paid includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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
Date: August 10, 2026