Form 10-Q
period 2026-09-30
Village Farms International, Inc.
filed 2026-11-09
CIK 1584549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 001-38783

VILLAGE FARMS INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

Ontario	98-1007671
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Colonial Center Parkway

Lake Mary, Florida

32746

(Address of Principal Executive Offices) (Zip Code)

(407) 936-1190

(Issuer’s phone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	VFF	The Nasdaq Stock Market LLC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐ Not Applicable ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, 122,319,352 common shares of the registrant were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. This Quarterly Report on Form 10-Q also contains "forward-looking information" within the meaning of applicable Canadian securities laws. We refer to such forward-looking statements and forward-looking information collectively as "forward-looking statements". Forward-looking statements may relate to the Company's future outlook or financial position and anticipated events or results and may include statements regarding the financial position, business strategy, budgets, expansion plans, litigation, projected production, projected costs, capital expenditures, financial results, tariffs, taxes, plans and objectives of or involving the Company or statements regarding the anticipated benefits from the closing of the transaction involving Verdexa (formerly Vanguard Food LP). Particularly, statements regarding future results, performance, achievements, prospects or opportunities for the Company, the greenhouse vegetable or produce industry, the cannabis industry and market and our energy segment are forward-looking statements. In some cases, forward-looking information can be identified by such terms as "can", "outlook", "may", "might", "will", "could", "should", "would", "occur", "expect", "plan", "anticipate", "believe", "intend", "try", "estimate", "predict", "potential", "continue", "likely", "schedule", "objectives", or the negative or grammatical variation thereof or other similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks that may include, but are not limited to: our limited operating history in the cannabis and cannabinoids industry, including that of Pure Sunfarms, Corp. (“Pure Sunfarms”), Rose LifeScience Inc. (“Rose” or “Rose LifeScience”), Balanced Health Botanicals, LLC (“Balanced Health”) and Village Farms International B.V. ("VFN"); the limited operational history of the Delta RNG Project in our energy segment; the legal status of the cannabis business of Pure Sunfarms, Rose, and VFN and the hemp business of Balanced Health and uncertainty regarding the legality and regulatory status of cannabis and cannabinoid (CBD) products in the United States; risks relating to the implementation and enforcement of the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extension Act, 2026, which may materially and adversely affect our CBD business in the United States; risks relating to operation of our collaboration with Verdexa; risks relating to obtaining additional financing on acceptable terms, including our dependence upon credit facilities and dilutive transactions; potential difficulties in achieving and/or maintaining profitability; variability of product pricing; risks inherent in the cannabis, hemp, CBD, cannabinoids, and agricultural businesses; our market position and competitive position; our ability to leverage current business relationships for future business involving hemp and cannabinoids; the ability of Pure Sunfarms and Rose to cultivate and distribute cannabis in Canada as well as exports; risks related to the start-up of international production at our Netherlands operations under VFN; existing and new governmental regulations, including risks related to regulatory compliance and regarding obtaining and maintaining licenses required under the Cannabis Act (Canada), the Criminal Code and other Acts, S.C. 2018, C. 16 (Canada) for our Canadian operational facilities, and changes in our regulatory requirements; legal and operational risks relating to expected conversion of our greenhouses to cannabis production in Canada and in the United States; risks related to rules and regulations at the U.S. Federal (Food and Drug Administration and United States Department of Agriculture), state and municipal levels with respect to produce and hemp, cannabidiol-based products commercialization; retail consolidation, technological advances and other forms of competition; transportation disruptions; product liability and other potential litigation; retention of key executives; labor issues; uninsured and underinsured losses; vulnerability to rising energy costs; inflationary effects on costs of cultivation and transportation; recessionary effects on demand of our products; environmental, health and safety risks, foreign exchange exposure, risks associated with cross-border trade and the potential for tariffs and other trade restrictions; difficulties in managing our growth; restrictive covenants under our credit facilities; natural catastrophes; elevated interest rates; and tax risks.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Village Farms International, Inc.

Condensed Consolidated Statements of Financial Position

(In thousands of United States dollars, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$79,289	$81,189
Restricted cash	624	5,063
Trade receivables, net	41,613	23,151
Inventories, net	46,423	41,519
Other receivables	1,190	324
Prepaid expenses and deposits	6,952	3,191
Total current assets	176,091	154,437
Non-current assets
Property, plant and equipment, net	188,542	185,712
Investments	6,276	6,276
Goodwill	42,823	44,365
Intangibles, net	20,237	23,647
Deferred tax asset	389	694
Right-of-use assets	5,126	4,066
Other assets	1,872	3,899
Total assets	$441,356	$423,096
LIABILITIES
Current liabilities
Trade payables	$12,514	$15,747
Current maturities of long-term debt	5,253	4,885
Accrued sales taxes	11,574	8,695
Accrued liabilities	17,174	13,960
Lease liabilities - current	1,216	1,198
Income tax payable	579	12,151
Other current liabilities	6,569	1,950
Total current liabilities	54,879	58,586
Non-current liabilities
Long-term debt	33,427	28,769
Deferred tax liability	17,146	18,494
Lease liabilities - non-current	4,744	3,855
Other non-current liabilities	1,946	3,330
Total liabilities	112,142	113,034
MEZZANINE EQUITY
Redeemable non-controlling interest	6,408	10,164
SHAREHOLDERS’ EQUITY
Common shares, no par value per share - unlimited shares authorized; 122,319,352 shares issued and outstanding at September 30, 2026 and 115,722,312 common shares issued and outstanding at December 31, 2025.	407,055	392,380
Additional paid in capital	25,308	29,374
Accumulated other comprehensive loss	(17,012)	(9,281)
Retained earnings	(92,545)	(112,575)
Total shareholders’ equity	322,806	299,898
Total liabilities, mezzanine equity and shareholders’ equity	$441,356	$423,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of United States dollars, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$66,903	$66,741	$181,118	$166,320
Cost of sales	(37,578)	(34,803)	(100,834)	(97,860)
Gross profit	29,325	31,938	80,284	68,460
Selling, general and administrative expenses	(16,142)	(15,599)	(50,895)	(45,629)
Interest expense	(443)	(646)	(1,443)	(2,162)
Interest income	515	360	1,466	544
Foreign exchange (loss) gain	(281)	(238)	(1,426)	1,470
Other income (loss)	146	(282)	(14)	4,169
Income before taxes and equity method investment income	13,120	15,533	27,972	26,852
Provision for income taxes	(3,177)	(4,717)	(8,107)	(8,203)
Equity method investment income, net of tax	—	—	—	—
Income from continuing operations	9,943	10,816	19,865	18,649
(Loss) income from discontinued operations, net of tax	—	(276)	—	11,015
Income including non-controlling interests	9,943	10,540	19,865	29,664
Less: net (income) loss attributable to non-controlling interests, net of tax	25	(323)	165	347
Net income attributable to Village Farms International, Inc. shareholders	$9,968	$10,217	$20,030	$30,011
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.09	$0.17	$0.17
Discontinued operations	-	-	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.09	$0.17	$0.27
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.08	$0.16	$0.16
Discontinued operations	-	-	-	0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.08	$0.16	$0.26
Weighted average number of common shares used in the computation of net income (loss) per share (in thousands):
Basic	122,265	113,039	117,929	112,577
Diluted	130,618	120,565	127,455	115,292
Income including non-controlling interests	$9,943	$10,540	$19,865	$29,664
Other comprehensive income (loss):
Foreign currency translation adjustment	222	(3,920)	(7,974)	6,915
Comprehensive income including non-controlling interests	10,165	6,620	11,891	36,579
Comprehensive loss (income) attributable to non-controlling interests	(11)	(140)	407	(40)
Comprehensive income attributable to Village Farms International, Inc. shareholders	$10,154	$6,480	$12,298	$36,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Mezzanine Equity

(In thousands of United States dollars, except for shares outstanding)

(Unaudited)

	Three Months Ended September 30, 2026
	Number of Common Shares (in thousands)	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance July 1, 2026	121,844	$407,031	$24,931	$(17,248)	$(102,513)	$312,201	$6,447
Share-based compensation	—	—	457	—	—	457	—
Shares issued on vesting of restricted share awards, net of tax withholding	447	—	(80)	—	—	(80)	—
Shares issued on exercise of options	28	24	—	—	—	24	—
Cumulative translation adjustment	—	—	—	236	—	236	(14)
Net income (loss)	—	—	—	—	9,968	9,968	(25)
Balance at September 30, 2026	122,319	$407,055	$25,308	$(17,012)	$(92,545)	$322,806	$6,408

	Three Months Ended September 30, 2025
	Number of Common Shares (in thousands)		Common Shares		Additional Paid in Capital		Accumulated Other Comprehensive Loss		Retained Earnings		Total Shareholders’ Equity		Mezzanine Equity
Balance at July 1, 2025	112,644		$387,350		$30,878		$(8,669)		$(125,222)		$284,337		$9,855
Share-based compensation	—		—		1,014		—		—		1,014		—
Shares issued on exercise of warrants	1,894		3,126		(6)		—		—		3,120		—
Shares issued on exercise of options	432		417		—		—		—		417		—
Cumulative translation adjustment	—		—		—		(3,737)		—		(3,737)		(183)
Net income	—		—		—		—		10,217		10,217		325
Balance at September 30, 2025	114,970	$—	$390,893	$—	$31,886	$—	$(12,406)	$—	$(115,005)	$—	$295,368	$—	$9,997

	Nine Months Ended September 30, 2026
	Number of Common Shares	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2026	115,722	$392,380	$29,374	$(9,281)	$(112,575)	$299,898	$10,164
Net proceeds from issuance of common shares	7,500	14,042	—	—	—	14,042	—
Shares Repurchased	(2,214)	—	(6,787)	—	—	(6,787)	—
Share-based compensation	—	—	1,126	—	—	1,126	—
Shares issued on vesting of restricted share awards, net of tax withholding	803	—	(474)	—	—	(474)	—
Shares issued on exercise of warrants	235	388	—	—	—	388	—
Shares issued on exercise of options	273	245	—	—	—	245	—
Acquisition of redeemable non-controlling interest	—	—	2,069	—	—	2,069	(3,349)
Cumulative translation adjustment	—	—	—	(7,731)	—	(7,731)	(243)
Net income (loss)	—	—	—	—	20,030	20,030	(164)
Balance at September 30, 2026	122,319	$407,055	$25,308	$(17,012)	$(92,545)	$322,806	$6,408

	Nine Months Ended September 30, 2025
	Number of Common Shares	Common Shares	Additional Paid in Capital	Accumulated Other Comprehensive (loss) income	Retained Earnings	Total Shareholders’ Equity	Mezzanine Equity
Balance January 1, 2025	112,337	$387,349	$30,604	$(18,932)	$(145,016)	$254,005	$9,953
Share-based compensation	306	—	1,282	—	—	1,282	—
Shares issued on exercise of warrants	1,895	3,127	0	—	—	3,127	—
Shares issued on exercise of options	432	417	—	—	—	417	—
Cumulative translation adjustment	—	—	—	6,526	—	6,526	389
Net income (loss)	—	—	—	—	30,011	30,011	(345)
Balance at September 30, 2025	114,970	$390,893	$31,886	$(12,406)	$(115,005)	$295,368	$9,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Village Farms International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities:
Income from continuing operations including non-controlling interests	$19,865	$18,649
Adjustments to reconcile income from continuing operations including non-controlling interests to net cash provided by operating activities of continuing operations:
Depreciation and amortization	13,133	12,572
Amortization of deferred charges	205	79
Interest expense	1,443	2,162
Interest paid on long-term debt	(1,622)	(2,215)
Unrealized foreign exchange loss (gain)	341	(56)
Loss on disposal of assets	87	—
Non-cash lease expense	754	740
Share-based compensation	1,126	1,282
Deferred income taxes	(485)	(133)
Changes in non-cash working capital items	(33,252)	13,630
Net cash provided by operating activities from continuing operations	1,595	46,710
Cash flows used in investing activities:
Purchases of property, plant and equipment	(17,315)	(7,117)
Net cash used in investing activities from continuing operations	(17,315)	(7,117)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	15,000	—
Issuance costs	(958)	—
Proceeds from borrowings	9,389	—
Repayments on borrowings	(3,744)	(6,612)
Share repurchases	(6,787)	—
Acquisition of redeemable non-controlling interest	(1,280)	—
Proceeds from exercise of warrants and options	633	3,544
Other financing activities	(701)	(543)
Net cash provided by (used in) financing activities from continuing operations	11,552	(3,611)
Discontinued Operations
Net cash (used in) provided by operating activities from discontinued operations	—	(5,865)
Net cash (used in) provided by investing activities from discontinued operations	—	38,710
Net cash (used in) provided by financing activities from discontinued operations	—	(4,000)
Net cash flows provided by discontinued operations	—	28,845
Effect of exchange rate changes on cash and cash equivalents	(2,171)	(1,897)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,339)	62,930
Cash, cash equivalents and restricted cash, beginning of period	86,252	24,631
Cash, cash equivalents and restricted cash, end of period	$79,913	$87,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

1.
BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Village Farms International, Inc. (“VFF” and, together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a corporation existing under the Ontario Business Corporations Act. VFF’s principal operating subsidiaries as of September 30, 2026 were Pure Sunfarms Corp. (“Pure Sunfarms”), Balanced Health Botanicals, LLC (“Balanced Health”), Village Farms International, B.V. (“VFN”), Village Farms Canada Limited Partnership ("VFCLP"), Village Farms, L.P., and VF Clean Energy, Inc. (“VFCE”). VFF also owns an 86.6% interest in Rose LifeScience Inc. (“Rose”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include Village Farms International, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that the Company consolidates are reported as non-controlling interests within equity, except for redeemable non-controlling interests, which are recorded within mezzanine equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

In these condensed consolidated financial statements, “$” means U.S. dollars and “C$” means Canadian dollars, unless otherwise noted.

The exchange rates used to translate from Canadian dollars to U.S. dollars are shown below:

	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	0.7041	0.7185	0.7294
Three-month period ended	0.7146	0.7261	N/A
Nine-month period ended	0.7219	0.7151	N/A

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

2. INVENTORIES

Inventories consisted of the following as of:

Classification	September 30, 2026	December 31, 2025
Cannabis:
Raw materials	$3,242	$5,852
Work-in-progress	8,773	10,599
Finished goods	29,752	20,227
Packaging	3,915	2,965
Produce:
Crop inventory	741	1,876
Inventory	$46,423	$41,519

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$25,294	$26,846
Canadian Non-Branded	3,300	7,344
International Exports	20,771	11,858
U.S. Cannabis	2,797	3,337
Netherlands Branded	2,838	3,587
Other	—	535
Total Cannabis	55,000	53,507
Other
Produce	11,270	12,841
Clean Energy	633	393
Total Revenue	$66,903	$66,741

	For the Nine Months Ended September 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$72,159	$74,554
Canadian Non-Branded	11,717	20,715
International Exports	56,249	29,226
U.S. Cannabis	9,154	11,082
Netherlands Branded	8,846	6,556
Other	142	1,443
Total Cannabis	158,267	143,576
Other
Produce	21,563	21,442
Clean Energy	1,288	1,302
Total Revenue	$181,118	$166,320
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $16,454 and $47,265 for the three and nine months ended September 30, 2026, respectively, and $15,712 and $44,476 for the three and nine months ended September 30, 2025, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

Classification	September 30, 2026	December 31, 2025
Land	$13,654	$14,040
Leasehold and land improvements	9,171	9,388
Buildings	215,866	188,464
Machinery and equipment	60,431	58,672
Construction in progress	4,765	22,410
Less: Accumulated depreciation	(115,345)	(107,262)
Property, plant and equipment, net	$188,542	$185,712

Depreciation expense on property, plant and equipment was $3,742 and $3,349 for the three months ended September 30, 2026 and 2025, respectively, and $10,713 and $10,128 for the nine months ended September 30, 2026 and 2025, respectively.

Capitalized interest was $99 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $191 and $188 for the nine months ended September 30, 2026 and 2025, respectively.

5. ACQUISITIONS

Rose Acquisition

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

On May 21, 2026, the Company entered into a Share Purchase Agreement with one of the non-controlling shareholders for the acquisition of an additional 6.6% interest in Rose for a total cash purchase price of approximately $1,280, which resulted in a reduction of mezzanine equity of $3,349 and an increase in additional paid-in capital of $2,069. The Company's ownership interest in Rose is now 86.6%.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2026:

Cannabis
Balance as of December 31, 2025	$44,365
Foreign currency translation adjustment	(1,542)
Balance as of September 30, 2026	$42,823

Intangible Assets

Intangible assets consisted of the following as of:

Classification	September 30, 2026	December 31, 2025
Licenses	$17,871	$18,508
Brands and trademarks*	12,559	12,678
Customer relationships	12,681	13,137
Computer software	315	1,621
Other*	144	144
Less: Accumulated amortization	(14,083)	(13,191)
Less: Impairments*	(9,250)	(9,250)
Intangibles, net	$20,237	$23,647

* Includes indefinite-lived intangible assets

The expected future amortization expense for definite-lived intangible assets as of September 30, 2026 was as follows:

Fiscal period
Remainder of 2026	$793
2027	3,166
2028	1,836
2029	1,833
2030	1,793
Thereafter	7,363
Total	$16,784

Amortization expense was $809 and $813 for the three months ended September 30, 2026 and 2025, respectively, and $2,420 and $2,444 for the nine months ended September 30, 2026 and 2025, respectively.

Assessment for Indicators of Impairment

At the end of each reporting period, the Company assesses whether events or changes in circumstances have occurred that would indicate an impairment. The Company considers external and internal factors, including overall financial performance and relevant entity-specific factors, as part of this assessment.

During the nine months ended September 30, 2026 and 2025, the Company considered qualitative factors in assessing impairment indicators for the Canadian Cannabis reporting unit.

At September 30, 2026 and September 30, 2025, the Company concluded that no impairment indicators existed as no events or circumstances occurred that would, more likely than not, reduce the fair value of the reporting unit to be below its carrying amounts.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

7. LINE OF CREDIT AND LONG-TERM DEBT

The following table provides details for the carrying values of debt as of:

	September 30, 2026	December 31, 2025
Term Loan - (“FCC Term Loan”) - repayable by monthly principal payments of $164 and accrued interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin per annum (6.89% at September 30, 2026); matures February 3, 2031	$14,384	$15,855
Term loans - ("Pure Sunfarms Term Loan Facility") - C$42.4M - repayable by quarterly principal payments of C$1.2 million and accrued interest at Canadian prime rate or Canadian Overnight Repo Rate Average ("CORRA") plus an applicable margin (4.86% at September 30, 2026), matures February 7, 2029.	24,296	17,799
Total	$38,680	$33,654
Less current maturities	5,253	4,885
Total long-term debt	$33,427	$28,769

As collateral for the FCC Term Loan, the Company has provided a promissory note, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has granted full recourse guarantees and security therein. The carrying value of the assets and securities pledged as collateral for the FCC Term Loan as of September 30, 2026 and December 31, 2025 was $73,105 and $84,653, respectively.

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

At September 30, 2026, the Company was compliant with all of its financial covenants.

The weighted average annual interest rate on short-term borrowings as of September 30, 2026 and December 31, 2025 was 5.7% and 8.2%, respectively.

Accrued interest payable on all long-term debt as of September 30, 2026 and December 31, 2025 was $138 and $166, respectively, and these amounts are included in accrued liabilities in the Condensed Consolidated Statements of Financial Position.

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The aggregate annual principal maturities of long-term debt for the remainder of 2026 and thereafter are as follows:

Remainder of 2026	$1,312
2027	5,247
2028	5,247
2029	18,864
2030	1,961
After	6,049
Total	$38,680

8. DISCONTINUED OPERATIONS AND DISPOSALS

On May 30, 2025, the Company closed on a transaction with a newly-formed holding company, Verdexa L. P. (formerly Vanguard Food, L. P.) (“Verdexa”), backed by private investment firms, to privatize certain assets and operations of its Produce operations (the "Transaction"). As part of the Transaction, the Company received $40 million in cash proceeds, subject to working capital adjustments, and common units representing a 37.9% equity ownership interest in Verdexa with an estimated fair value of $3.5 million. In accordance with ASC 810-10-40, the Company recognized a gain upon deconsolidation of the Produce operations, based on the fair value of consideration received and fair value of Verdexa common units, less the carrying amount of net assets disposed. The following table outlines the calculation of the gain on sale of the Transaction:

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

Details of the income from discontinued operations, net of tax, were as follows for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$—	$(210)	$—	$62,543
Cost of sales	—	(82)	—	(65,928)
Gross loss	—	(292)	—	(3,385)
Selling, general and administrative expenses	—	(396)	—	(5,125)
Interest expense	—	—	—	(7)
Gain on sale of assets	—	—	—	19,985
Income from discontinued operations before income taxes	—	(688)	—	11,468
Provision for income taxes	—	412	—	(453)
Income from discontinued operations, net of tax	$-	$(276)	$-	$11,015

9. EQUITY INVESTMENTS

On May 30, 2025, the Company closed on the Transaction with Verdexa (Note 8). As part of the Transaction, the Company received a 37.9% equity ownership interest in Verdexa with an estimated fair value of $3,530, included in investments within the Condensed Consolidated Statements of Financial Position. We account for our investment in Verdexa under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the Verdexa arrangement, we apply the

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the Amended and Restated Limited Partnership Agreement of Vanguard Food LP (the "Vanguard LPA"), differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the Vanguard LPA if the partnership were to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the Vanguard LPA and related Transaction documents, we recorded income on equity method investments attributable to Verdexa of $0 for the three and nine months ended September 30, 2026 and 2025.

10. FINANCIAL INSTRUMENTS

Financial assets and liabilities are recognized on the Condensed Consolidated Statements of Financial Position at fair value in a hierarchy for those assets and liabilities measured at fair value on a recurring basis.

At September 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, restricted cash, trade receivables, other receivables, line of credit, trade payables, income tax payables, accrued liabilities, lease liabilities, and long-term debt. The carrying value of cash, cash equivalents, and restricted cash, trade receivables, other receivables, trade payables, income tax payables, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The carrying value of line of credit, lease liabilities, and long-term debt approximate their fair values due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

There were no financial instruments categorized as Level 3 at September 30, 2026 and December 31, 2025. There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2026 and 2025.

11. RELATED PARTY TRANSACTIONS AND BALANCES

The Company leases its Rose office building from a former Company employee who also owns a minority interest in Rose. For the three and nine months ended September 30, 2026, the Company paid C$46 and C$126, respectively, and for the three and nine months ended September 30, 2025, the Company paid C$50 and C$164, respectively, to lease this office space.

The Company has entered into a Transition Services Agreement with Village Fresh Farms ("Village Fresh"), a Verdexa subsidiary, to provide certain transition services for specified fees and a multi-year Sales, Marketing & Distribution Agreement with Village Fresh, which sets forth the terms, conditions, rights and obligations governing the sales, marketing and distribution by Village Fresh of all hydroponically grown tomatoes produced at VFCLP's British Columbia greenhouse growing facilities. The price paid by Village Fresh to the Company is based on amounts paid by Village Fresh’s customers, net of a marketing fee. Under this agreement, the Company recorded revenues of $11,270 and $21,563 for the three and nine months ended September 30, 2026, respectively, and $12,841 and $17,049 for the three and nine months ended September 30, 2025, respectively. The Company had outstanding receivables under this agreement of $3,991 as of September 30, 2026 and $637 as of December 31, 2025.

12. INCOME TAXES

The Company has recorded a provision for income taxes of $3,177 and $8,107 for the three and nine months ended September 30, 2026, compared with a provision for income taxes of $4,717 and $8,203 for the same periods last year.

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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Accordingly, the Company established a valuation allowance of $47,279 as of September 30, 2026 and $47,425 as of December 31, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

As of September 30, 2026, the Company’s net deferred tax assets totaled $389.

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

The following tables reflect the reconciliation of segment revenue and significant segment expenses from continuing operations reconciled to the consolidated income (loss) from continuing operations before income taxes and equity method investments:

	For the Three Months Ended September 30, 2026
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$55,000	$55,000	$11,903	-	$66,903
Cost of sales	(28,857)	(28,857)	(8,721)	-	(37,578)
Selling, general and administrative expenses	(15,157)	(15,157)	(755)	(230)	(16,142)
Segment operating income (loss)	$10,986	$10,986	$2,427	$(230)	$13,183
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(63)
Income from continuing operations before taxes and equity method investments					$13,120

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30, 2025
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$53,507	$53,507	$13,234	-	$66,741
Cost of sales	(23,904)	(23,904)	(10,899)	-	(34,803)
Selling, general and administrative expenses	(12,267)	(12,267)	(239)	(3,093)	(15,599)
Segment operating income (loss)	$17,336	$17,336	$2,096	$(3,093)	$16,339
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)					(806)
Income from continuing operations before taxes and equity method investments					$15,533

	For the Nine Months Ended September 30, 2026
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$158,267	$158,267	$22,851	$—	$181,118
Cost of sales	(83,539)	(83,539)	(17,295)	—	(100,834)
Selling, general and administrative expenses	(45,180)	(45,180)	(1,979)	(3,736)	(50,895)
Segment operating income (loss)	$29,548	$29,548	$3,577	$(3,736)	$29,389
Reconciliation of segment operating income to income from continuing operations before taxes and income from equity method investments(1)
Other expense, net (2)					(1,417)
Income from continuing operations before taxes and equity method investments					$27,972

	For the Nine Months Ended September 30, 2025
	Cannabis	Segment Totals	Other	Corporate (3)	Total
Sales to external customers	$143,576	$143,576	$22,744	$—	$166,320
Cost of sales	(77,364)	(77,364)	(20,496)	—	(97,860)
Selling, general and administrative expenses	(35,609)	(35,609)	(1,825)	(8,195)	(45,629)
Segment operating income (loss)	$30,603	$30,603	$423	$(8,195)	$22,831
Reconciliation of segment operating income (loss) to income from continuing operations before taxes and income from equity method investments(1)
Other income, net (2)					4,021
Income from continuing operations before taxes and equity method investments					$26,852
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

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

The following tables summarize our interest income, interest expense, depreciation and amortization, other significant noncash items, and expenditures for capital assets by reportable segment:

	For the Nine Months Ended September 30, 2026
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	$645	$645	$170	$651	$1,466
Interest expense	$663	$663	$780	$-	$1,443
Depreciation and amortization	$10,735	$10,735	$2,336	$62	$13,133
Share based compensation	$320	$320	$-	$806	$1,126
Other significant noncash items:
Non-cash lease expense	$565	$565	$189	$-	$754
Expenditures for segment assets	$15,912	$15,912	$1,403	$-	$17,315

	For the Nine Months Ended September 30, 2025
	Cannabis	Segment Totals	Other	Corporate	Consolidated Totals
Interest income	$243	$243	$1	$300	$544
Interest expense	$892	$892	$1,270	$-	$2,162
Depreciation and amortization	$9,379	$9,379	$3,086	$107	$12,572
Share based compensation	$365	$365	$26	$891	$1,282
Other significant noncash items:
Non-cash lease expense	$689	$689	$51	$-	$740
Expenditures for segment assets	$6,409	$6,409	$708	$-	$7,117

The following tables summarize our total assets by reportable segment:

	September 30, 2026	December 31, 2025
Assets
Cannabis	$360,877	$335,428
Total assets for reportable segment	$360,877	$335,428
Other	45,597	49,038
Corporate	34,882	38,630
Consolidated total assets from continuing operations	$441,356	$423,096

The Company’s primary operations are in the United States, Canada, and the Netherlands. The following tables summarize our assets by geographic location:

Total assets from continuing operations	September 30, 2026	December 31, 2025
United States	$28,655	$36,039
Canada	379,306	363,702
Netherlands	33,395	23,355
	$441,356	$423,096

Long-lived assets from continuing operations	September 30, 2026	December 31, 2025
United States	$26,545	$28,970
Canada	210,540	218,582
Netherlands	28,180	21,107
	$265,265	$268,659

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

14. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Village Farms International, Inc. shareholders from continuing operations	$9,968	$10,493	$20,030	$18,996
(Loss) income from discontinued operations, net of tax	$—	$(276)	$—	$11,015
Denominator:
Weighted average number of common shares - basic	122,265	113,039	117,929	112,577
Effect of dilutive securities - share-based employee options and awards	8,353	7,526	9,526	2,715
Weighted average number of common shares - diluted	130,618	120,565	127,455	115,292
Antidilutive options, warrants, and awards	15,308	18,634	14,135	23,445
Net income per common share:
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.09	$0.17	$0.17
Discontinued operations	-	-	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.09	$0.17	$0.27
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.08	$0.16	$0.16
Discontinued operations	-	-	-	0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.08	$0.16	$0.26

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On June 8, 2026, the Company closed a registered direct offering (the "Offering") of 7,500,000 Common Shares at a price of $2.00 per Common Share. The gross proceeds from the Offering were approximately $15 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds from the Offering are being used for working capital and general corporate purposes.

Share-based compensation

Share-based compensation expense was $457 and $1,014 for the three months ended September 30, 2026 and 2025, respectively, and $1,126 and $1,282 for the nine months ended September 30, 2026 and 2025, respectively.

Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,462,746	$3.42	5.36	$10,869
Granted	100,000	$2.97	4.95	$—
Exercised	(302,501)	$1.07
Forfeited/expired	(255,000)	$5.59
Outstanding at September 30, 2026	6,005,245	$3.44	4.77	$7,130
Exercisable at September 30, 2026	5,141,541	$3.82	4.77	$5,592

VILLAGE FARMS INTERNATIONAL, INC.

Notes to Condensed Consolidated Interim Financial Statements

(In thousands of United States dollars, except per share amounts, unless otherwise noted)

Restricted Common Share activity for the nine months ended September 30, 2026 was as follows:

	Number of Restricted Share Grants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,545,524	$0.73
Granted	1,252,743	1.97
Vested and issued	(980,102)	0.92
Forfeited	(461,135)	0.60
Outstanding at September 30, 2026	2,357,030	$1.33
Exercisable at September 30, 2026	—	$-

Common Share buyback program

On September 29, 2025, the Board of Directors authorized a $10 million Common Share repurchase program for up to 5,687,000 Common Shares. Such purchases may be made on the open market, in private transactions and/or pursuant to purchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to repurchase any specific number of Common Shares, and the timing and actual number of Common Shares repurchased will depend on a variety of factors, including the Company’s Common Share price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its Common Shares at any time without prior notice. During the nine months ended September 30, 2026, the Company repurchased 2,213,855 Common Shares for an aggregate amount of $6,787 (excluding the 2% Canadian tax on stock repurchases). As of September 30, 2026, $242 remains available for repurchases. Common Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2026, there were no unsettled Common Share repurchases. Direct costs incurred to acquire the Common Shares are included in the total cost of such shares.

Warrants

Warrant activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	15,533,900	$1.65	2.50
Exercised	(235,000)	$1.65
Issued	—	$-	-
Expired	—	$-	-
Outstanding at September 30, 2026	15,298,900	$1.65	1.75

16. CHANGES IN NON-CASH WORKING CAPITAL ITEMS AND SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
Trade receivables	$(18,688)	$(6,910)
Inventories	(6,865)	7,827
Lease liabilities	(874)	(691)
Other receivables	(9)	3
Prepaid expenses and deposits	(3,795)	(14)
Trade payables	(3,113)	(1,472)
Accrued liabilities	12,796	2,779
Taxes payable	(10,784)	8,504
Other assets, net of other liabilities	(1,920)	3,604
	$(33,252)	$13,630

The Company paid income taxes of $19,672 and $27 for the nine months ended September 30, 2026 and 2025, respectively.

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

EXECUTIVE OVERVIEW

Village Farms International, Inc. (“VFF”, together with its subsidiaries, the “Company”, “Village Farms”, “we”, “us” or “our”) is a corporation existing under the Business Corporations Act (Ontario). The Company’s principal operating subsidiaries are Pure Sunfarms Corp. (“Pure Sunfarms” or “PSF”), Balanced Health Botanicals, LLC (“Balanced Health”), Rose LifeScience Inc. (“Rose LifeScience” or “Rose”), Village Farms International B.V. (“VFN”), Village Farms Canada Limited Partnership (“VFCLP”), Village Farms, L.P. (“VFLP”), and VF Clean Energy, Inc. (“VFCE”).

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

In Canada, we converted two large-scale, advanced greenhouse facilities to cannabis production to serve the Canadian legal adult use (recreational) market and international medical markets through exportation. Through our ownership of VFN, we hold one of ten licenses to cultivate and distribute cannabis legally in the Netherlands under that country’s Closed Cannabis Supply Chain Experiment. In the U.S., Balanced Health is our industry-leading cannabinoid business, which extended our portfolio into cannabidiol (“CBD”) and hemp-derived consumer products, and the Company also owns 2.2 million square feet of advanced greenhouse facilities in Texas which may be converted to cannabis production in the future if and when permissible by all regulatory authorities.

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

We also cultivate tomatoes and market them through Village Farms Fresh (a Verdexa Holdings Company) under the Village Farms Fresh brand, which sells to mass retail grocery stores and food distribution companies.

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

Recent Developments and Updates

Cannabis

•
Maintained the Company’s top five overall market share position in the Canadian market and expanded its market share in vapes and infused pre-rolls, maintaining its top 10 position nationally in all major product categories1. The Company’s Super Toast brand also recently became the Company’s first nationally distributed brand after launching in Quebec.
•
International export sales increased 75% year-over-year to $20.8 million, in line with the previous quarter record set in Q2 of 2026. The Company remains one of the largest exporters of medical cannabis to Europe with a leading market share position in Germany.
•
The Company’s capacity expansion project at its Delta 2 greenhouse in British Columbia remains on track to be completed during Q1 of 2027 and expected to ramp to its full production capacity by the middle of next year. The Delta 2 expansion is expected to ramp to its full production capacity of 40 metric tonnes by mid-2027, bringing total production capacity from the Delta campus to approximately 160 metric tonnes of dried, trimmed flower annually.
•
During the third quarter the Company’s Netherlands production was temporarily reduced by propagation activities. The Groningen facility is now fully planted, and the Company continues to expect it will ramp to its maximum annualized production capacity in early 2027, positioning Village Farms Netherlands for stronger revenue growth next year.
•
The Company recently began mobilizing efforts to operationalize its standalone 30-acre (1.3 million sq. ft.) greenhouse in Monahans, Texas for cannabis production. Monahans is the youngest, most advanced production asset in the Company’s portfolio. Village Farms management remains focused on pursuing all potential pathways to initiate its U.S. market entry with a future commencement of cannabis production in Texas.
•
The Company’s Balanced Health Botanicals subsidiary continues to pursue pathways to participate in the U.S. Medicare CMMI pilot program for CBD products, and is awaiting regulatory clarity related to the pending December 11, 2026 federal hemp ban to further assess this opportunity. The Company believes it is positioned well to play a meaningful role in the future of this market if regulations preserve protections for non-synthetic, full-spectrum products.
1.
Based on estimated retail sales from HiFyre, other third parties and provincial boards.

Corporate and Other

•
On September 10, 2026, the Company announced the appointment of Hamid Shekarchi as Interim Chief Financial Officer, effective immediately. Mr. Shekarchi previously served as Chief Financial Officer of the Company’s Canadian Cannabis business and brings 18 years of financial leadership experience with a proven operational track record. The Company’s former CFO, Stephen Ruffini, was appointed to a new role as Executive Vice President of Mergers & Acquisitions.
•
On September 14, 2026, the Company announced the appointment of Deepak Anand as Vice President of Government Affairs. Mr. Anand will lead government relations, regulatory affairs and public policy strategies across the Company's global footprint, with a particular focus on activating new market and product growth opportunities.
•
During the fourth quarter of 2026, the Company notified Verdexa Holdings that it had elected to exercise its right to convert 25% of its 60-acre Delta 1 greenhouse in British Columbia to cannabis production. While the Company has not formalized any conversion plans for the Delta 1 greenhouse at this time, the notice provided to Verdexa provides optionality to convert 15 acres of the Delta 1 facility to cannabis production at the end of 2027 if it so desires.

Presentation of Financial Results

Our results of operations for the three and nine months ended September 30, 2026 and 2025 presented below reflect the operations of our consolidated wholly-owned subsidiaries and our 80% ownership interest in Rose LifeScience through May 21, 2026, and 86.6% ownership after May 21, 2026.

Foreign Currency Exchange Rates

All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2026, September 30, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.

The exchange rates used to translate from Canadian dollars to U.S. dollars are shown below:

	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	0.7041	0.7185	0.7294
Three-month period ended	0.7146	0.7261	N/A
Nine-month period ended	0.7219	0.7151	N/A

Consolidated Results of Operations

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$66,903	$66,741	$181,118	$166,320
Cost of sales	(37,578)	(34,803)	(100,834)	(97,860)
Gross profit	29,325	31,938	80,284	68,460
Selling, general and administrative expenses	(16,142)	(15,599)	(50,895)	(45,629)
Interest expense	(443)	(646)	(1,443)	(2,162)
Interest income	515	360	1,466	544
Foreign exchange (loss) gain	(281)	(238)	(1,426)	1,470
Other income (expense)	146	(282)	(14)	4,169
Income before taxes and equity method investment income	13,120	15,533	27,972	26,852
Provision for income taxes	(3,177)	(4,717)	(8,107)	(8,203)
Equity method investment income, net of tax	—	—	—	—
Income from continuing operations	9,943	10,816	19,865	18,649
(Loss) income from discontinued operations, net of tax	—	(276)	—	11,015
Income including non-controlling interests	9,943	10,540	19,865	29,664
Less: net (income) loss attributable to non-controlling interests, net of tax	25	(323)	165	347
Net income attributable to Village Farms International, Inc. shareholders	$9,968	$10,217	$20,030	$30,011
Adjusted EBITDA from continuing operations	$18,241	$20,686	$43,377	$41,246
Basic income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.09	$0.17	$0.17
Discontinued operations	-	-	-	0.10
Basic income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.09	$0.17	$0.27
Diluted income per share attributable to Village Farms International, Inc. shareholders from:
Continuing operations	$0.08	$0.08	$0.16	$0.16
Discontinued operations	$—	$—	$—	$0.10
Diluted income per share attributable to Village Farms International, Inc. shareholders	$0.08	$0.08	$0.16	$0.26

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

Corporate expenses reflect the operations costs that are not allocated to our reporting units.

(In thousands of U.S. dollars, except per share amounts, and unless otherwise noted)

	For The Three Months Ended September 30, 2026
	Cannabis	Other	Corporate	Consolidated
Sales	$55,000	$11,903	$—	$66,903
Cost of sales	(28,857)	(8,721)	—	(37,578)
Selling, general and administrative expenses	(15,157)	(755)	(230)	(16,142)
Other expense, net	(178)	38	77	(63)
Income (loss) before taxes and equity method investment income	10,808	2,465	(153)	13,120
Provision for income taxes	(2,994)	(183)	—	(3,177)
Equity method investment income, net of tax	—	—	—	—
Income (loss) including non-controlling interests	7,814	2,282	(153)	9,943
Less: net loss attributable to non-controlling interests, net of tax	25	—	—	25
Net income (loss)	$7,839	$2,282	$(153)	$9,968
Adjusted EBITDA from Continuing Operations (1)	$14,749	$3,439	$53	$18,241
Basic income (loss) per share	$0.06	$0.02	$-	$0.08
Diluted income (loss) per share	$0.06	$0.02	$-	$0.08

	For The Three Months Ended September 30, 2025
	Cannabis	Other	Corporate	Consolidated
Sales	$53,507	$13,234	$—	$66,741
Cost of sales	(23,904)	(10,899)	—	(34,803)
Selling, general and administrative expenses	(12,267)	(239)	(3,093)	(15,599)
Other (expense) income, net	(375)	(465)	34	(806)
Income (loss) before taxes and equity method investment income	16,961	1,631	(3,059)	15,533
Provision for income taxes	(4,609)	(108)	—	(4,717)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	12,352	1,523	(3,059)	10,816
Income from discontinued operations net of tax	—	(276)	—	(276)
Income (loss) including non-controlling interests	12,352	1,247	(3,059)	10,540
Less: net income attributable to non-controlling interests, net of tax	(323)	—	—	(323)
Net income (loss)	$12,029	$1,247	$(3,059)	$10,217
Adjusted EBITDA from continuing operations (1)	$20,243	$2,784	$(2,341)	$20,686
Basic income (loss) per share from continuing operations	$0.11	$0.01	$(0.03)	$0.09
Basic income per share from discontinued operations	$-	$-	$-	$-
Basic income (loss) per share	$0.11	$0.01	$(0.03)	$0.09
Diluted income (loss) per share from continuing operations	$0.10	$0.01	$(0.03)	$0.08
Diluted income per share from discontinued operations	$-	$-	$-	$-
Diluted income (loss) per share	$0.10	$0.01	$(0.03)	$0.08

	For The Nine Months Ended September 30, 2026
	Cannabis	Other	Corporate	Total
Sales	$158,267	$22,851	$—	$181,118
Cost of sales	(83,539)	(17,295)	—	(100,834)
Selling, general and administrative expenses	(45,180)	(1,979)	(3,736)	(50,895)
Other expense, net	(696)	(388)	(333)	(1,417)
Income (loss) before taxes and equity method investment income	28,852	3,189	(4,069)	27,972
Provision for income taxes	(7,795)	(312)	—	(8,107)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	21,057	2,877	(4,069)	19,865
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) including non-controlling interests	21,057	2,877	(4,069)	19,865
Less: net loss attributable to non-controlling interests, net of tax	165	—	—	165
Net income (loss)	$21,222	$2,877	$(4,069)	$20,030
Adjusted EBITDA from continuing operations (1)	$40,218	$6,192	$(2,868)	$43,542
Basic income (loss) per share from continuing operations	$0.18	$0.02	$(0.03)	$0.17
Basic income per share from discontinued operations	—	—	—	—
Basic income (loss) per share	$0.18	$0.02	$(0.03)	$0.17
Diluted income (loss) per share from continuing operations	$0.17	$0.02	$(0.03)	$0.16
Diluted income per share from discontinued operations	—	—	—	—
Diluted income (loss) per share	$0.17	$0.02	$(0.03)	$0.16

	For The Nine Months Ended September 30, 2025
	Cannabis	Other	Corporate	Total
Sales	$143,576	$22,744	$—	$166,320
Cost of sales	(77,364)	(20,496)	—	(97,860)
Selling, general and administrative expenses	(35,609)	(1,825)	(8,195)	(45,629)
Other expense (income), net	(1,084)	3,478	1,627	4,021
Income (loss) before taxes and equity method investment income	29,519	3,901	(6,568)	26,852
Provision for income taxes	(7,891)	(312)	—	(8,203)
Equity method investment income, net of tax	—	—	—	—
Income (loss) from continuing operations	21,628	3,589	(6,568)	18,649
Income from discontinued operations net of tax	—	11,015	—	11,015
Income (loss) including non-controlling interests	21,628	14,604	(6,568)	29,664
Less: net loss attributable to non-controlling interests, net of tax	347	—	—	347
Net income (loss)	$21,975	$14,604	$(6,568)	$30,011
Adjusted EBITDA from continuing operations (1)	$40,255	$8,188	$(7,197)	$41,246
Basic (loss) income per share from continuing operations	$0.20	$0.03	$(0.06)	$0.17
Basic loss per share from discontinued operations	$-	$0.10	$-	$0.10
Basic (loss) income per share	$0.20	$0.13	$(0.06)	$0.27
Diluted (loss) income per share from continuing operations	$0.19	$0.03	$(0.06)	$0.16
Diluted loss per share from discontinued operations	$-	$0.10	$-	$0.10
Diluted (loss) income per share	$0.19	$0.13	$(0.06)	$0.26
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

We caution that our results of operations for the three and nine months ended September 30, 2026 and 2025 may not be indicative of our future performance.

RESULTS

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Sales

Sales for the three months ended September 30, 2026 and 2025 were as follows:

Classification	2026	2025
Cannabis:
Canadian Branded (1)	$25,294	$26,846
Canadian Non-Branded	3,300	7,344
International Exports	20,771	11,858
U.S. Cannabis	2,797	3,337
Netherlands Branded	2,838	3,587
Other	—	535
Total Cannabis	55,000	53,507
Other
Produce	11,270	12,841
Clean Energy	633	393
Total Revenue	$66,903	$66,741
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $16,454 and $15,712 for the three months ended September 30, 2026 and 2025, respectively.

Consolidated revenues for the three months ended September 30, 2026 were $66,903, a slight increase of $162 from the three months ended September 30, 2025.

International Exports increased by $8,913, or 75%, driven by continued growth in export volumes to Germany, partially offset by a decrease in the net average selling price of 9% due to a shift in product mix in favor of bulk flower over packaged flower. For the three months ended September 30, 2026, International Export sales represented 31% of revenue, compared with 18% of revenue for the three months ended September 30, 2025.

Canadian Branded Sales decreased by $1,552, or 6%, to $25,294, or 38% of sales, from $26,846, or 40% of sales, primarily due to a decrease in volume of value brands, while the average net selling price increased 6% over the prior period.

Netherlands Branded sales decreased by $749 over the prior year, due to a decrease in volume.

Canadian Non-Branded sales decreased by $4,044, or 55%, due to a planned shift in volume towards International Exports.

Sales for U.S. Cannabis decreased by $540, or 16%, due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and the continuing effect of changes in state regulations restricting sales.

We continue to pay a burdensome excise tax on our Canadian Branded sales (sales to provincial distributors). For the three months ended September 30, 2026, the Company incurred excise duties of $16,454, or 39% of gross Canadian Branded sales, compared with $15,712, or 37% of gross Canadian Branded sales, for the three months ended September 30, 2025. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

Cost of Sales

Cost of sales for the three months ended September 30, 2026 were $37,578 compared with $34,803 for the three months ended September 30, 2025. The increase of $2,775, or 8%, was primarily due to an unfavorable shift in sales mix away from bulk trim, which has a lower average cost per gram over other products.

Gross Profit

Gross profit for the three months ended September 30, 2026 was $29,325, or a 44% gross margin, compared with $31,938, or a 48% gross margin, for the three months ended September 30, 2025. The decrease of $2,613 was driven by the increase in cost of sales, as described above and an increased provision on sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 were $16,142 (24% of sales) compared with $15,599 (23% of sales) for the three months ended September 30, 2025.

Cannabis SG&A increased by approximately $2,890, or 24%, primarily due to higher commercial and marketing expenses and a higher allocation of corporate costs as a result of an update to the Company's transfer pricing policies.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $443 compared with $646 for the three months ended September 30, 2025 due to a decrease in the average debt balance and a decrease in interest rates from the prior year.

Interest Income

Interest income for the three months ended September 30, 2026 was $515 compared with $360 for the three months ended September 30, 2025 due primarily to an increase in average cash, cash equivalents, and restricted cash.

Other Income (Expense)

Other income for the three months ended September 30, 2026 was $146 compared to other expense of $282 for the three months ended September 30, 2025.

Income Before Taxes and Equity Method Investment Income

Income before taxes for the three months ended September 30, 2026 was $13,120 compared with $15,533 for the three months ended September 30, 2025.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Three Months Ended September 30,
	2026	2025
Loss from discontinued operations, net of tax	$—	$(276)
Gain on sale of assets, net of tax	—	—
Net income (loss) from discontinued operations, net of tax	$—	$(276)

Net Income Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the three months ended September 30, 2026 was $9,968 compared with $10,217 for the three months ended September 30, 2025.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from Continuing Operations for the three months ended September 30, 2026 decreased $2,445, or 12%, to $18,241 compared to $20,686 for the three months ended September 30, 2025. The decrease was driven primarily by lower margins in the three months ended September 30, 2026. For additional information, refer to the reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Sales

Sales for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,
Classification	2026	2025
Cannabis:
Canadian Branded (1)	$72,159	$74,554
Canadian Non-Branded	11,717	20,715
International Exports	56,249	29,226
U.S. Cannabis	9,154	11,082
Netherlands Branded	8,846	6,556
Other	142	1,443
Total Cannabis	158,267	143,576
Other
Produce	21,563	21,442
Clean Energy	1,288	1,302
Total Revenue	$181,118	$166,320
(1)
Canadian Branded revenues are shown net of excise tax on products. Excise tax on products was $47,265 and $44,476 for the nine months ended September 30, 2026 and 2025, respectively.

The increase in consolidated revenues of $14,798, or 9%, was primarily due to an increase in International Exports of $27,023, or 92%, driven by continued growth in export volumes to Germany, partially offset by a decrease in the net average selling price of 9% due to a shift in product mix in favor of bulk flower over packaged flower. For the nine months ended September 30, 2026, International Export sales represented 31% of revenue, compared with 18% of revenue for the nine months ended September 30, 2025.

Canadian Branded Sales decreased by $2,395, or 3%, to $72,159, or 40% of sales, from $74,554, or 45% of sales, primarily due to a decrease in volume of value brands, while the average net selling price increased 3% over the prior period.

Netherlands Branded sales increased by $2,290 over the prior year period, as the prior year only had seven months of sales.

Canadian Non-Branded sales decreased by $8,998, or 43%, due to a planned shift in volume to International Exports.

Sales for U.S. Cannabis decreased by $1,928, or 17%, due to lower direct-to-consumer sales resulting from the proliferation of unregulated hemp-derived products on the market and the continuing effect of changes in state regulations restricting sales.

We continue to pay a burdensome excise tax on our Canadian Branded sales (sales to provincial distributors). For the nine months ended September 30, 2026, the Company incurred excise duties of $47,265, or 40% of gross Canadian Branded sales, compared with $44,476, or 37% of gross Canadian Branded sales, for the nine months ended September 30, 2025. The increase of $2,789, or 6%, was due to an increase in Cannabis 2.0 products sold in the Canadian Branded channel, which have a higher proportional excise tax. The Canadian excise duty is our single largest cost of participating in the branded adult-use market in Canada.

Cost of Sales

Cost of sales for the nine months ended September 30, 2026 were $100,834 compared with $97,860 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the increase in volume was offset by a shift to bulk flower, from packaged flower, within our International Exports sales, lower sales of value brands within the branded sales category, as well as an improvement in year over year yields leading to a lower cost per gram.

Gross Profit

Gross profit for the nine months ended September 30, 2026 was $80,284 compared with $68,460 for the nine months ended September 30, 2025. The increase of $11,824, or 17%, was primarily driven by our increase in revenues, principally in International Exports, and was partially offset by the increase in cost of sales, in each case, as described above and an increased provision on sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2026 were $50,895 (28% of sales) compared with $45,629 (27% of sales) for the nine months ended September 30, 2025.

Cannabis SG&A increased by approximately $9,571, or 27%, primarily due to higher commercial and marketing expenses and a higher allocation of corporate costs as a result of an update to the Company's transfer pricing policies.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $1,443 compared with $2,162 for the nine months ended September 30, 2025 due to a decrease in the average debt balance and a decrease in interest rates from the prior year.

Interest Income

Interest income for the nine months ended September 30, 2026 was $1,466 compared with $544 for the nine months ended September 30, 2025 due primarily to an increase in the average cash, cash equivalents, and restricted cash balances.

Other (Expense) Income

Other expense for the nine months ended September 30, 2026 was $14 compared with other income of $4,169 for the nine months ended September 30, 2025. Other income for the nine months ended September 30, 2025 included a favorable vendor settlement relating to the partial recovery of operational losses from the Tomato Brown Rugose Fruit Virus ("ToBRFV") infestation.

Income (Loss) Before Taxes and Equity Method Investment Income

Income before taxes for the nine months ended September 30, 2026 was $27,972 compared with $26,852 for the nine months ended September 30, 2025. The change of $1,120 was primarily due to the improved gross profit.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net consists of the following:

	For the Nine Months Ended September 30,
	2026	2025
Loss from discontinued operations, net of tax	$—	$(8,105)
Gain on sale of assets, net of tax	—	19,120
Net income (loss) from discontinued operations, net of tax	$—	$11,015

Net Income Attributable to Village Farms International, Inc. Shareholders

Net income attributable to Village Farms International, Inc. shareholders for the nine months ended September 30, 2026 was $20,030 compared with $30,011 for the nine months ended September 30, 2025. The decrease of $9,981 was primarily due to $11,015 from discontinued operations resulting from the sale of the Texas greenhouses and a favorable vendor settlement in 2025 described above. This was partially offset by higher sales and an improved gross margin during the nine months ended September 30, 2026.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from Continuing Operations for the nine months ended September 30, 2026 was $43,377 compared with $41,246 for the nine months ended September 30, 2025. The increase of $2,131, or 5%, was driven primarily by higher sales and higher margins in Cannabis, partially offset by the favorable vendor settlement in 2025 described above. For additional information, refer to the reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) in “Non-GAAP Measures—Reconciliation of Net Income (Loss) to Adjusted EBITDA”.

Liquidity and Capital Resources

Capital Resources

At September 30, 2026, cash, cash equivalents, and restricted cash were $79,913 and working capital was $121,212, compared with cash, cash equivalents, and restricted cash of $86,252 and working capital of $95,851 at December 31, 2025. We believe that our existing cash, cash generated from our operating activities and the availability under our Pure Sunfarms Revolving Credit Facility (as defined below), will provide us with sufficient liquidity to meet our working capital needs, repayments of our long-term debt and future contractual obligations and fund our planned capital expenditures for the next 12 months. An additional potential source of liquidity is access to capital markets for additional equity or debt financing. We intend to use our cash on hand for daily operational funding requirements.

(in thousands of U.S. dollars unless otherwise noted)	Maximum Availability		Outstanding as of September 30, 2026
FCC Term Loan		$14,384	$14,384
Pure Sunfarms Term Loan Facility		$25,486	$24,296
Pure Sunfarms Revolving Credit Facility	C$	10,000	$—

At September 30, 2026, the Company was in compliance with all of its financial covenants. We can provide no assurance that, in the future, we will be in compliance, or receive a waiver for any non-compliance of the financial covenants. See “Risk Factors—Business and Operational Risk Factors—We are subject to restrictive covenants under our Credit Facilities” in our most recently filed Annual Report on Form 10-K.

Accrued interest payable on the FCC Term Loan and Pure Sunfarms Secured Credit Facilities (as defined below) as of September 30, 2026 and December 31, 2025 was $138 and $166, respectively. These amounts are included in accrued liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

FCC Term Loan

The Company has a term loan financing agreement with Farm Credit Canada ("FCC"), a Canadian creditor (the “FCC Term Loan”). On March 30, 2026, the Company extended the maturity date of the FCC Term Loan to February 3, 2031 and reduced the applicable margin on the annual interest rate by 50 basis points. The non-revolving variable rate term loan has a balance of $14,384 on September 30, 2026 and $15,855 on December 31, 2025. The outstanding balance is repayable by way of monthly installments of principal and interest, with the balance and any accrued interest to be paid in full on February 3, 2031. As of September 30, 2026 and December 31, 2025, borrowings under the FCC Term Loan agreement were subject to an interest rate of 6.89% and 7.45% per annum, respectively.

As collateral for the FCC Term Loan, the Company has provided promissory notes, a first mortgage on the VFF-owned Delta 1 and Monahans greenhouses, and general security agreements over its assets. In addition, the Company has provided full recourse guarantees and has granted security interests in respect of the FCC Term Loan. The carrying value of the assets and securities pledged as collateral as of September 30, 2026 and December 31, 2025 was $73,105 and $84,653, respectively.

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

The outstanding amount of the Pure Sunfarms Term Loan Facility was $24,296 as of September 30, 2026 and is repayable, on a quarterly basis, in an amount equal to C$1.2 million. Any amount remaining unpaid will be due and payable in full on the maturity date, which is on February 7, 2029.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
(in Thousands)	2026	2025
Cash, beginning of period	$86,252	$24,631
Net cash flow provided by (used in):
Operating activities	1,595	46,710
Investing activities	(17,315)	(7,117)
Financing activities	11,552	(3,611)
Discontinued operations	—	28,845
Net cash decrease for the period	(4,168)	64,827
Effect of exchange rate changes on cash	(2,171)	(1,897)
Cash, end of the period	$79,913	$87,561

Operating Activities - Continuing Operations

For the nine months ended September 30, 2026 and 2025, cash provided by operating activities was $1,595 and $46,710, respectively. The operating activities for the nine months ended September 30, 2026 consisted of ($33,252) in changes in non-cash working capital items and $34,847 in changes before non-cash working capital items, while operating activities for the nine months ended September 30, 2025 consisted of $13,630 in changes in non-cash working capital items and $33,080 in changes before non-cash working capital items. The decrease when comparing the change in non-cash working capital items for 2026 with 2025 was primarily due to income tax payments of approximately $19.7 million and increases in accounts receivable and inventory.

Investing Activities - Continuing Operations

For the nine months ended September 30, 2026 and 2025, cash used in investing activities was ($17,315) and ($7,117), respectively. The increase in investing activities for the nine months ended September 30, 2026 was primarily due to capital expenditures made for the conversion of the Delta 2 greenhouse for cannabis cultivation and the VFN Phase II indoor cultivation facility in the town of Groningen.

Financing Activities - Continuing Operations

For the nine months ended September 30, 2026 and 2025, cash provided by and used in financing activities was $11,552 and ($3,611), respectively. For the nine months ended September 30, 2026, cash provided by financing activities primarily consisted of proceeds from the issuance of Common Shares of $15,000, less issuance costs of ($958), and proceeds from borrowings of $9,389, partially offset by share repurchases of ($6,787), debt repayments of ($3,744), and acquisition of non-controlling interest of ($1,280). For the nine months ended September 30, 2025, cash flows used in financing primarily activities consisted of debt repayments of ($6,612), partially offset by proceeds from exercise of warrants and options of $3,544.

Contractual Obligations and Commitments

We expect to meet our contractual obligations and commitments using our working capital and our other resources described under “Capital Resources” above. Other than with respect to our long-term debt described above and our Canadian and Netherlands expansion projects, we currently do not have any material cash requirements in the near future.

Non-GAAP Measures

References in this Management’s Discussion and Analysis to “Adjusted EBITDA from continuing operations” are to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as further adjusted to exclude foreign currency exchange gains and losses, share-based compensation, gains and losses on asset sales and the other adjustments set forth in the table below. In addition, we present below “Adjusted EBITDA from continuing operations – Constant Currency” which excludes the effect of foreign currency rate fluctuations. See “Adjusted EBITDA from Continuing Operations—Constant Currency” below. Adjusted EBITDA from continuing operations and Adjusted EBITDA from continuing operations - Constant Currency are measures of operating performance that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. Therefore, these non-GAAP measures may not be comparable to similar measures presented by other issuers. Investors are cautioned that our non-GAAP measures should not be construed as an alternative to net income or loss determined in accordance with GAAP as an indicator of our performance. Our non-GAAP measures are used as additional measures to evaluate our operating and financial performance. Management believes that our non-GAAP measures are important measures in evaluating the historical performance of the Company because they exclude non-recurring and other items that do not reflect our business performance.

Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA from Continuing Operations

The following table reflects a reconciliation of net income from continuing operations Adjusted EBITDA from continuing operations, as presented by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net income from continuing operations	$9,943	$10,816	$19,865	$18,649
Add:
Amortization and depreciation	4,551	4,162	13,133	12,572
Foreign currency exchange loss (gain)	193	224	1,130	(1,537)
Interest expense, net	(72)	286	(23)	1,618
Provision for income taxes	3,177	4,717	8,107	8,203
Share-based compensation	457	1,014	1,126	1,282
Deferred financing fees	66	32	205	79
(Gain) loss on disposal of assets	—	(242)	87	217
Adjustments attributable to non-controlling interest	(74)	(323)	(253)	163
Adjusted EBITDA from continuing operations (1)	18,241	20,686	43,377	41,246

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

	For The Three Months Ended September 30, 2026
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$7,814	$2,282	$(153)	$9,943
Add:
Amortization and depreciation	3,753	779	19	4,551
Foreign currency exchange (gain) loss	40	(32)	185	193
Interest expense (income), net	(36)	227	(263)	(72)
Provision for income taxes	2,994	183	—	3,177
Share-based compensation	192	—	265	457
Deferred financing fees	66	—	—	66
Gain on disposal of assets	—	—	—	—
Adjustments attributable to non-controlling interest	(74)	—	—	(74)
Adjusted EBITDA from continuing operations (1)	$14,749	$3,439	$53	$18,241

	For The Three Months Ended September 30, 2025
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$12,352	$1,523	$(3,059)	$10,816
Add:
Amortization and depreciation	3,324	813	25	4,162
Foreign currency exchange loss (gain)	19	(12)	217	224
Interest expense (income), net	192	345	(251)	286
Provision for (recovery of) income taxes	4,609	108	—	4,717
Share-based compensation	280	7	727	1,014
Deferred financing fees	32	—	—	32
Other Impairments	(242)	—	—	(242)
Adjustments attributable to non-controlling interest	(323)	—	—	(323)
Adjusted EBITDA from continuing operations (1)	20,243	2,784	(2,341)	20,686

	For The Nine Months Ended September 30, 2026
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$21,057	$2,877	$(4,069)	$19,865
Add:
Amortization and depreciation	10,738	2,333	62	13,133
Foreign currency exchange gain	55	91	984	1,130
Interest expense (income), net	18	610	(651)	(23)
Provision for income taxes	7,795	312	—	8,107
Share-based compensation	320	—	806	1,126
Deferred financing fees	205	—	—	205
Loss (gain) on disposal of assets	118	(31)	—	87
Adjustments attributable to non-controlling interest	(88)	—	—	(88)
Adjusted EBITDA from continuing operations (1)	40,218	6,192	(2,868)	43,542

	For The Nine Months Ended September 30, 2025
(in thousands of U.S. dollars)	Cannabis	Other	Corporate	Total
Net income (loss) from continuing operations	$21,628	$3,589	$(6,568)	$18,649
Add:
Amortization and depreciation	9,379	3,086	107	12,572
Foreign currency exchange (gain) loss	(116)	(94)	(1,327)	(1,537)
Interest expense (income), net	649	1,269	(300)	1,618
Provision for income taxes	7,891	312	—	8,203
Share-based compensation	365	26	891	1,282
Deferred financing fees	79	—	—	79
Other impairments	217	—	—	217
Adjustments attributable to non-controlling interest	163	—	—	163
Adjusted EBITDA from continuing operations (1)	40,255	8,188	(7,197)	41,246

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

Adjusted EBITDA from Continuing Operations – Constant Currency

To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for sales, cost of sales, selling, general and administrative, other income (expense), income (loss) from continuing operations, income (loss) from consolidated entities, net income (loss), and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2026, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2025 rather than the actual average exchange rates in effect during the current period. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding our performance without taking into account the effect of exchange rate fluctuations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The tables below set forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025 on an as reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	For the Three Months Ended September 30,		As Reported Change		For the Three Months Ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Sales	$66,903	$66,741	$162	0%	$67,661	$920	1%
Cost of sales	(37,578)	(34,803)	(2,775)	(8%)	(37,947)	(3,144)	(9%)
Selling, general and administrative expenses	(16,142)	(15,599)	(543)	(3%)	(16,331)	(732)	(5%)
Other (expense) income, net	(63)	(806)	743	(92%)	(66)	740	(92%)
Income before taxes and equity method investment income	13,120	15,533	(2,413)	(16%)	13,317	(2,216)	(14%)
Income from continuing operations	9,943	10,816	(873)	(8%)	10,087	(729)	(7%)
Income from discontinued operations, net of tax	—	(276)	276	(100%)	-	276	(100%)
Income including non-controlling interests	9,943	10,540	(597)	(6%)	10,087	(453)	(4%)
Net income attributable to Village Farms International, Inc. shareholders	9,968	10,217	(249)	(2%)	9,967	(250)	(2%)
Adjusted EBITDA - Constant Currency (1)	18,241	20,686	(2,445)	(12%)	18,384	(2,302)	(11%)

	As Reported				As Adjusted for Constant Currency
	For the Nine Months Ended September 30,		As Reported Change		For the Nine Months Ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Sales	$181,118	$166,320	$14,798	9%	$180,258	$13,938	8%
Cost of sales	(100,834)	(97,860)	(2,974)	(3%)	(100,375)	(2,515)	(3%)
Selling, general and administrative expenses	(50,895)	(45,629)	(5,266)	(12%)	(50,674)	(5,045)	(11%)
Other (expense) income, net	(1,417)	4,021	(5,438)	(135%)	(1,412)	(5,433)	(135%)
Income before taxes and equity method investment income	27,972	26,852	1,120	4%	27,798	946	4%
Income from continuing operations	19,865	18,649	1,216	7%	19,737	1,088	6%
Income from discontinued operations, net of tax	—	11,015	(11,015)	(100%)	-	(11,015)	(100%)
Income including non-controlling interests	19,865	29,664	(9,799)	(33%)	19,737	(9,927)	(33%)
Net income attributable to Village Farms International, Inc. shareholders	20,030	30,011	(9,981)	(33%)	19,901	(10,110)	(34%)
Adjusted EBITDA - Constant Currency (1)	43,542	41,246	2,296	6%	43,307	2,061	5%

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 1, Business, Basis of Presentation and Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

As described in Note 6, Goodwill and Intangible Assets, in our Unaudited Condensed Consolidated Interim Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2026 and 2025, the Company considered qualitative factors in assessing for impairment indicators for the Canadian Cannabis reporting unit. As part of this assessment, the Company considered both external and internal factors, including overall financial performance and outlook. At September 30, 2026, the Company concluded that no events or circumstances occurred that would, more likely than not, reduce the fair value of the goodwill and intangible assets for its operating unit to be below their carrying amounts. At September 30, 2026, the carrying value of goodwill associated with our Canadian Cannabis reporting unit was $42.8 million and the carrying value of intangible assets associated with our Cannabis reporting unit was $20.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026, our variable interest rate debt was primarily related to our Pure Sunfarms Secured Credit Facilities and FCC Term Loan. Outstanding borrowings under our Pure Sunfarms Secured Credit Facility and FCC Term Loan bear interest at either the (a) Secured Overnight Financing Rate (“SOFR”) or (b) Canadian Prime Rate, as defined in the agreement, plus an applicable margin. As of September 30, 2026, we had approximately $38,680 in aggregate principal amounts of our Pure Sunfarms Secured Credit Facilities and FCC Term Loan with a weighted average interest rate of 5.7%. The current interest rates for outstanding revolving loans under our Pure Sunfarms Secured Credit Facilities and FCC Term Loan reflect decreases of approximately 60 basis points over the comparable period in 2025.

Our interest expense is affected by the overall interest rate environment. Our variable interest rate debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Bank of Canada and the Federal Reserve may increase interest rates, resulting in an increase in our variable interest rates and related interest expense. An additional 50 basis point increase in the applicable interest rates under our Pure Sunfarms Secured Credit Facilities and FCC Term Loan would have increased our interest expense by approximately $45 and $135 for the three and nine months ended September 30, 2026, respectively, and $47 and $141 for the three and nine months ended September 30, 2025, respectively.

While we cannot predict our ability to refinance existing debt or the significance of the impact that interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Foreign Exchange Risk

As of September 30, 2026 and 2025, the Canadian/U.S. foreign exchange rate was C$1.00 = US$0.7041 and C$1.00 = US$0.7185, respectively. If all other variables remain constant, an increase of $0.10 in the Canadian dollar would have the following impact on the ending balances of certain statements of financial position items at September 30, 2026 and 2025 with the net foreign exchange gain or loss directly impacting comprehensive income:

	September 30, 2026	September 30, 2025
Financial assets
Cash and cash equivalents	$6,809	$4,739
Trade receivables	6,807	4,305
Inventories	5,847	4,257
Prepaid expenses and deposits	828	289
Financial liabilities
Trade payables and accrued liabilities	(6,511)	(5,227)
Loan payable	(3,450)	(2,571)
Net foreign exchange gain	$10,330	$5,792

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2026, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, the Company implemented the initial phase of a new enterprise resource planning ("ERP") system designed to enhance the integration and automation of its financial and operational processes. The implementation of the ERP system resulted in changes to internal controls over financial reporting, including updates to certain processes, transaction workflows, system based controls, system reports, and data interfaces. These changes materially affected the Company's internal control over financial reporting.

In connection with the ERP implementation, management implemented additional monitoring and testing procedures related to the affected processes and controls, including additional reconciliation procedures, enhanced supervisory review and user training during the transition period.

Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The table below provides information about Company purchases of its Common Shares during the three months ended September 30, 2026.

	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands of U.S. dollars)
July 1 - 31, 2026	—	$-	0	$242
August 1 - 31, 2026	—	$-	0	$242
September 1 - 30, 2026	—	$-	0	$242
Total	—	$-	—	$242

(a) On September 29, 2025, the Board of Directors authorized a $10 million share repurchase for up to 5,687,000 of the Company’s outstanding Common Shares.

(b) Average price paid includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of September 10, 2026, by and between Hamid Shekarchi and the Company

10.2	Employment Agreement, dated as of October 16, 2026, by and between Stephen C. Ruffini and the Company

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

VILLAGE FARMS INTERNATIONAL, INC.

	By:	/s/ Hamid Shekarchi
		Name:	Hamid Shekarchi

		Title:	Interim Chief Financial Officer

(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2026